Form 10QSB
period 2001-01-31
GOLD BOND RESOURCES INC
filed 2001-03-14
CIK 1128353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                    FORM 10-QSB

              QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2001


                        Commission file number 000-31981

                            GOLD BOND RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

         Washington                                           91-0757753
(State or other jurisdiction of                          (IRS  Employer
incorporation  or  organization)                          Identification Number)

                               12210 Carstens Rd.
                                   Reardan, WA
                    (Address of principal executive offices)

                                      99029
                                   (Zip Code)

                                 (509) 796-2295
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     X                              No
                  -

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 31, 2001:

                                    9,169,999

                                     PART I



ITEM  1:   FINANCIAL  STATEMENTS


                                                                            PAGE
                                                                            ----

ITEM  1   STATEMENT  OF  FINANCIAL  POSITION  AS  OF  JANUARY  31,  2001
              AND  JULY  31,  2000                                             3

STATEMENT  OF  OPERATIONS  FOR  THE  THREE  AND  SIX  MONTH
PERIODS  ENDED  JANUARY  31, 2001 AND 2000                                     4

STATEMENT  OF  CASH  FLOWS  FOR  THE  SIX  MONTH  PERIODS  ENDED
JANUARY  31,  2001  AND  2000                                                  5

NOTES  TO  FINANCIAL  STATEMENTS                                               6

                                         STATEMENTS OF FINANCIAL POSITION AS OF
GOLD  BOND  RESOURCES,  INC.           JANUARY  31,  2001  AND  JULY  31,  2000
-------------------------------------------------------------------------------

                                                (Unaudited)
                                                 January 31,        July 31,
                                                    2001             2000
                                               ---------------  ---------------
ASSETS

CURRENT ASSETS
  Cash                                         $       11,136   $        8,139
  Prepaid legal expenses                                                 5,000
                                               ---------------  ---------------

      TOTAL ASSETS                             $       11,136   $       13,139
                                               ===============  ===============


STOCKHOLDERS'  EQUITY

STOCKHOLDERS'  EQUITY
  Common stock; $.001 par value; 100,000,000
    shares authorized; 9,169,999 shares issued
    and outstanding as of January 31, 2001 and
    5,969,999 shares issued and outstanding
    as of July 31, 2000                        $        9,170   $        5,970
  Additional paid-in capital                          186,702          173,902
  Accumulated deficit                                (184,736)        (166,733)
                                               ---------------  ---------------
      Total stockholdersequity                         11,136           13,139
                                               ---------------  ---------------

                TOTAL STOCKHOLDERS' EQUITY     $       11,136   $       13,139
                                               ===============  ===============
























The accompanying notes are an integral part of these financial statements.

GOLD  BOND RESOURCES, INC.           STATEMENTS OF OPERATIONS FOR THE THREE AND
(UNAUDITED)                   SIX MONTH PERIODS ENDED JANUARY 31, 2001 AND 2000
-------------------------------------------------------------------------------


                                    January 31, 2001           January 31, 2000
                              --------------------------  --------------------------
                                 Three          Six          Three          Six
                                 Months        Months        Months        Months
                              ------------  ------------  ------------  ------------
REVENUES                      $         0   $         0   $         0   $         0
                              ------------  ------------  ------------  ------------

OPERATING  EXPENSES
Accounting and professional        12,211        17,211
Mineral property maintenance                                                  2,300
Bank fees                              12            21
Office                                359           359
Travel                                300           300
Other fees                            300           340            12            12
                              ------------  ------------  ------------  ------------

Total Operating Expenses           13,182        18,231            12          2,312
                              ------------  ------------  ------------  ------------


LOSS FROM OPERATIONS              (13,182)      (18,231)          (12)       (2,312)
                              ------------  ------------  ------------  ------------

OTHER  (EXPENSE)  INCOME
Interest income and other             137           228            25            30
Interest expense                                                 (213)         (349)
                              ------------  ------------  ------------  ------------

Total Other (Expense) Income          137           228          (188)         (319)

NET LOSS                      $   (13,045)  $   (18,003)  $      (200)  $    (2,631)
                              ============  ============  ============  ============

NET LOSS PER SHARE - BASIC    $      (NIL)  $      (NIL)  $      (NIL)  $      (NIL)
                              ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES
  OUTSTANDING - BASIC           9,169,999     7,759,559     3,333,829     3,333,829
                              ============  ============  ============  ============










The accompanying notes are an integral part of these financial statements.

GOLD  BOND  RESOURCES,  INC.         STATEMENTS OF CASH FLOWS FOR THE SIX MONTH
(UNAUDITED)                             PERIODS ENDED JANUARY 31, 2001 AND 2000
-------------------------------------------------------------------------------



                                                           January  31,
                                               --------------------------------
                                                    2001             2000
                                               ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                       $      (18,003)  $       (2,631)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Decrease in prepaid expenses                      5,000              -
      Increase in accrued interest payable                                 349
                                               ---------------  ---------------

Net cash flows used by operating activities           (13,003)          (2,282)
                                               ---------------  ---------------

CASH  FLOW  FROM  FINANCING ACTIVITIES
  Advances from stockholders                              -              2,300
  Sale of common stock for cash                        16,000              -
                                               ---------------  ---------------
Net cash flows provided by financing
  activities                                           16,000            2,300
                                               ---------------  ---------------

NET INCREASE (DECREASE) IN CASH                         2,997               18

CASH AT BEGINNING OF PERIOD                             8,139              181
                                               ---------------  ---------------

CASH AT END OF PERIOD                          $       11,136   $          199
                                               ===============  ===============






















The accompanying notes are an integral part of these financial statements.

Gold  Bond  Resources,  Inc.
(UNAUDITED)                                        Notes to Financial Statements
--------------------------------------------------------------------------------


The financial statements of Gold Bond Resources, Inc. included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Gold Bond Resources, Inc. believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in Gold Bond Resources Inc.'s annual report on Form 10-K for the fiscal year ended July 31, 2000.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

ITEM  2     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
           CONDITION  AND  RESULTS  OF  OPERATION

The  Company's  current  assets  decreased  from  $24,181  to $11,136 during the
quarter  ended  January  31,  2001.   There  are  no  liabilities.

The Company incurred as loss of $13,045 for the quarter ended January 31, 2001. Revenues of $137 for the quarter were derived from interest on cash in a money market account. The primary expense for the quarter consisted of $12,211 for legal and accounting fees.

                                     PART II

ITEM  1     LEGAL  PROCEEDINGS

NONE

ITEM  2     CHANGES  IN  SECURITIES

NONE

ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

NONE

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

NONE

ITEM  5     OTHER  INFORMATION

NONE

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Gold Bond Resources, Inc.
                            -------------------------
                                  (Registrant)

/S/  W. Sherwin Broadhead              Date:  March 14, 2001
---------------------------------      -------------------------
W.  Sherwin  Broadhead
President  and  Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and as of the date indicated.

/S/ Robert W. O'Brien                  Date:  March 14, 2001
---------------------------------      -------------------------
Robert  W.  O'Brien
Secretary/Treasurer  and  Director