Form 10QSB
period 2001-04-30
GOLD BOND RESOURCES INC
filed 2001-06-14
CIK 1128353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-QSB

              QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2001

                         Commission file number 0-31981

                            GOLD BOND RESOURCES, INC.
        (Exact name of small business issuer as specified in its charter)

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

          Yes     X                              No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2001:

                                    9,169,999

                                TABLE OF CONTENTS



                                     PART I

                                                                            PAGE
                                                                            ----
ITEM  1

Statements of Financial Position as of April 30, 2001 and July 31, 2000       3

Statements of Operations For the Three and Nine Month Periods Ended
April  30,  2001  and  2000                                                   4

Statements  of  Cash  Flows  For  the  Nine  Month  Periods  Ended
April  30,  2001  and  2000                                                   5

Notes  to  Financial  Statements                                              6


ITEM  2

Management's Discussion and Analysis of Financial Condition and
Results  of  Operations                                                     7-8


                                     PART II

ITEM  1     Legal  Proceedings                                                8

ITEM  2     Changes  in  Securities                                           8

ITEM  3     Defaults  Upon  Senior  Securities                                8

ITEM  4     Submission  of  Matters  to  a  Vote  of  Security  Holders       8

ITEM  5     Other  Information                                                8

ITEM  6     Exhibits  and  Reports  on  Form  8-K                             8


Signatures                                                                    9

                                     STATEMENTS OF FINANCIAL POSITION AS OF
GOLD  BOND  RESOURCES,  INC.         APRIL  30,  2001  AND  JULY  31,  2000
----------------------------         --------------------------------------


ITEM  1:   FINANCIAL  STATEMENTS


(Unaudited)
                                                     April  30,       July  31,
                                                        2001            2000
                                                   --------------  --------------
ASSETS

CURRENT  ASSETS
   Cash                                            $       9,573   $       8,139
   Prepaid  legal  expenses                                  -             5,000
                                                   --------------  --------------

TOTAL  ASSETS                                      $       9,573   $      13,139
                                                   ==============  ==============

STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
  Common stock; $.001 par value; 100,000,000
    shares authorized; 9,169,999 shares issued
    and outstanding as of April 30, 2001 and
    5,969,999 shares issued and outstanding as
    of  July  31,  2000                            $       9,170   $       5,970
  Additional  paid-in  capital                           186,702         173,902
  Accumulated deficit                                   (186,299)       (166,733)
                                                   --------------  --------------

TOTAL  STOCKHOLDERS' EQUITY                        $       9,573   $      13,139
                                                   ==============  ==============
























The accompanying notes are an integral part of these financial statements.

GOLD BOND RESOURCES, INC.    STATEMENTS OF OPERATIONS FOR THE THREE AND NINE
(UNAUDITED)                  MONTH PERIODS ENDED APRIL 30, 2001 AND 2000
-------------------------    --------------------------------------------------



                               April  30,  2001           April  30,  2000
                         --------------------------  --------------------------
                            Three         Nine          Three         Nine
                            Months        Months        Months        Months
                         ------------  ------------  ------------  ------------

REVENUES                 $         0   $         0   $         0   $         0
                         ------------  ------------  ------------  ------------

OPERATING  EXPENSES
  Accounting and
    professional               1,069        18,280           500           500
  Mineral property
    maintenance                  -             -             -           2,300
  Officer/Director
    compensation                 -             -           1,875         1,875
  Taxes and licenses             -             -             196           196
  Bank  fees                      11            32            20            20
  Miscellaneous expense          -             -             754           766
  Office                         150           509           -             -
  Travel                           0           300           -             -
  Other  fees                    410           750           -             -
                         ------------  ------------  ------------  ------------

Total Operating Expenses       1,640        19,871         3,345         5,657
                         ------------  ------------  ------------  ------------

LOSS  FROM  OPERATIONS        (1,640)      (19,871)       (3,345)       (5,657)
                         ------------  ------------  ------------  ------------

OTHER (EXPENSE) INCOME
  Interest income
    and  other                    78           305            23            53
  Interest expense               -             -             (97)         (446)
  Gain on sale of
    mining  property             -             -           8,970         8,970
                         ------------  ------------  ------------  ------------

Total Other (Expense)
    Income                        78           305         8,896         8,577
                         ------------  ------------  ------------  ------------

NET  INCOME  (LOSS)      $    (1,562)  $   (19,566)  $     5,551   $     2,920
                         ============  ============  ============  ============

NET INCOME (LOSS)
  PER SHARE - BASIC      $     (NIL)   $     (NIL)   $       NIL   $      NIL
                         ============  ============  ============  ============
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING - BASIC      9,169,999     8,219,816     3,786,425     3,482,492
                         ============  ============  ============  ============


The accompanying notes are an integral part of these financial statements.

GOLD BOND RESOURCES, INC.     STATEMENTS OF CASH FLOWS FOR THE NINE MONTH
(UNAUDITED)                   PERIODS  ENDED  APRIL  30,  2001  AND  2000
-------------------------     -----------------------------------------------





                                                         April  30,
                                                 --------------------------
                                                     2001          2000
                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                              $   (19,566)  $     2,920
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
    Common stock issued for Directors'
      Compensation                                       -           1,875
    Gain on sale of mineral properties                   -          (8,970)
  Change  in:
    Prepaid  expenses                                  5,000           -
    Accounts  payable                                    -            (600)
    Accrued  officer  compensation                       -          (4,000)
    Accrued  interest  payable                           -          (1,046)
                                                 ------------  ------------
Net cash flows used by operating activities          (14,566)       (9,821)
                                                 ------------  ------------

CASH  FLOW  FROM  INVESTING  ACTIVITIES
  Sale of mining property                                -          21,470
                                                 ------------  ------------
Net cash flows provided by investing activities          -          21,470
                                                 ------------  ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Advances  from  shareholders                           -           2,300
  Payments on loans from shareholders                    -          (9,100)
  Sale  of  common  stock  for  cash                  16,000         3,956
                                                 ------------  ------------
Net cash flows provided (used) by
  financing  activities                               16,000        (2,844)
                                                 ------------  ------------

NET  INCREASE  IN  CASH                                1,434         8,805

CASH  AT  BEGINNING  OF  PERIOD                        8,139           181
                                                 ------------  ------------

CASH AT END OF PERIOD                            $     9,573   $     8,986
                                                 ============  ============










The accompanying notes are an integral part of these financial statements.

GOLD  BOND  RESOURCES,  INC.
NOTES  TO  FINANCIAL STATEMENTS (UNAUDITED)


The financial statements of Gold Bond Resources, Inc. included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Gold Bond Resources, Inc. believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in Gold Bond Resources, Inc.'s Form 10-SB, the general form for registration of securities pursuant to Sections 12(b) or (g) of the '34 Act for "small business issuers."

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.




















              [The balance of this page left intentionally blank.]

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

This report contains both historical and prospective statements concerning the Company and its operations. Prospective statements (known as "forward-looking statements") may or may not prove true with the passage of time because of future risks and uncertainties. The Company cannot predict what factors might cause actual results to differ materially from those indicated by prospective statements.

RESULTS  OF  OPERATIONS

For the nine-month period ended April 30, 2001 compared to the nine-month period ended April 30, 2000

For the nine months ended April 30, 2001, the Company experienced a net loss of $19,566 compared to net income of $2,920 during the comparable period in the previous year. The increase in net loss from 2000 to 2001 was primarily due to increased general and administrative expenses associated with the Company's audit of its financial statements and the preparation and filing of Form 10-SB, "General Form for Registration of Securities of Small Business Issuers" and the recognition of a $8,970 gain on the sale of mining properties during 2000 that was not recognized during 2001.

During the nine-month period ended April 31, 2000, the Company had mineral property maintenance expenses of $2,300 that were not incurred during the comparable nine-month period of 2001. The absence of mineral property maintenance expenses during the first nine months of 2001 is due to the Company's sale of all its mineral property holdings during the third quarter of 2000.

During the nine-month periods ended April 30, 2001 and 2000, the Company generated no revenue from operations, but had interest and other income totaling $305 and $9,023, respectively. The increase in interest income and decrease in other income during the first nine months of 2001 as compared to the same period in 2000 is directly related to the corresponding increase in cash during the nine-month period ended April 30, 2001 as compared to the nine-month period of 2000 and the sale of mining property during the nine-month period ended April 30, 2000 as compared to the same period in 2001.

For the three-month period ended April 30, 2001 compared to the three-month period ended April 30, 2000

For the three months ended April 30, 2001, the Company had a loss of $1,562 compared to a net income of $5,551 during the comparable period in 2000. The increase in the third quarter loss in 2001 as compared to income during the same quarter of 2000 is again primarily due to the sale of mining properties and corresponding gain recognized during the third quarter of 2000. The decrease in operating expenses during the third quarter of 2001 was primarily due to the absence of mineral property maintenance expenses and directors' compensation during the third quarter of 2001 as compared to the third quarter of 2000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, CONTINUED

FINANCIAL  CONDITION  AND  LIQUIDITY

During the nine-month period ended April 30, 2001, the Company used $14,566 of cash in operating activities and generated $16,000 of cash through sales of its unregistered common stock. The Company has no recurring revenue from operating activities and plans to fund its future operations through additional sales of its common stock.




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



                            Gold Bond Resources, Inc.
                            -------------------------
                             (Small Business Issuer)


                 /S/  W. Sherwin Broadhead
                 ---------------------------
                 W.  Sherwin  Broadhead              Date:  June 13, 2001
                 President  and  Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and as of the date indicated.


                 /S/  Robert W. O'Brien
                 ---------------------------
                 Robert  W.  O'Brien                  Date:  June 13, 2001
                 Secretary/Treasurer and Director