Form 10KSB
period 2001-07-31
GOLD BOND RESOURCES INC
filed 2001-10-30
CIK 1128353

UNITED STATES SECURITIES ANDEXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark  one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

                     For the fiscal year ended July 31, 2001


[  ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT  OF  1934

                    For  the  transition  period          to

                         Commission file number 0-31981

                            GOLD BOND RESOURCES, INC.
                 (Name of small business issuer in its charter)

                      Washington                            91-0757753
(State or other jurisdiction of incorporation)        (I.R.S. Employer Id. No.)

                   12210 Carstens Road, Reardan, WA         99029
             (Address of principal executive offices)     (Zip code)

       Registrant's telephone number, including area code:  (509) 827-3523

      Securities registered under Section 12(b) of the Exchange Act:  None

         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     (X)          No     ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The  registrant  generated  no  revenues  for  its  most  recent  fiscal  year.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the average bid and ask price as of October 3, 2001 was $1,588,174.

At October 3, 2001, the registrant had 9,169,999 outstanding shares of par value $.001 common stock.

                                TABLE OF CONTENTS

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS                                        1


ITEM  2.     DESCRIPTION  OF  PROPERTIES                                      2


ITEM  3.     LEGAL  PROCEEDINGS                                               3

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE OF SECURITY HOLDERS         3

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
             MATTERS                                                          3

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF
             OPERATIONS                                                       3

ITEM  7.     FINANCIAL  STATEMENTS                                            4

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
             ACCOUNTING  AND  FINANCIAL  DISCLOSURE                           4

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
             PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
             ACT                                                              4

ITEM  10.     EXECUTIVE  COMPENSATION                                         5

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
              MANAGEMENT                                                      5

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS              6

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K                           6

SIGNATURES                                                                    7

FINANCIAL  STATEMENTS                                                    F1-F11



















PART  I

Explanatory Note: As used in this report, the terms "we," "us" and "our" are sometimes used to refer to Gold Bond Resources, Inc. and, as the context requires, its management.


ITEM  1.  DESCRIPTION  OF  BUSINESS

SAFE  HARBOR  STATEMENT

This Form 10-KSB contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts.This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimates," "forecast," "project" and similar expressions identify forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based on management's discussion and analysis or plan of operations and elsewhere in this report. Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict. Actual results could differ materially from those expressed in forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management's view only as of the date of this report.

GENERAL

Gold Bond Resources, Inc. (the "Company," "Registrant," or "Gold Bond"), was incorporated on July 30, 1935 under the laws of the State of Washington. The Company, originally named Gold Bond Mining Company was formed to engage in the acquisition, exploration, development and, if warranted, the mining of precious metals, primarily gold, silver and associated minerals. In 1935 and 1936, the Company acquired various mining claims near the Blewitt Mining District of Chelan County, Washington. The Company has been in the development stage since inception and has no operations to date.

In 1999, the Company's management determined that the future possibilities of mine development of the properties were remote and decided to sell the properties, allowing it to retire its financial obligations and generate working capital to locate other business opportunities.

In June 2000, the Board of Directors of the Company elected to commence implementation of the Company's principal business purpose, to locate and consummate a merger or acquisition with a private entity.

PLAN  OF  OPERATION

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. The Company may seek a business opportunity with entities which have recently commenced operations, or wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Although the Company has no capital with which to provide the owners of business opportunities with any significant cash or other assets, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct a public offering. The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers or through advertising the Company's availability for acquisition. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration, specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name and identification; and other relevant factors.

EMPLOYEES

The Company has no paid employees. None of the Company's executive officers are employed by the Company. Management services are provided on an "as needed" basis without compensation, generally consisting of less than five hours per week. The Company has no oral or written contracts for services with any member of management.

COMPETITION

The Company is and will remain an insignificant participant among the firms that engage in mergers with and acquisitions of privately financed entities. Many established venture capital and financial concerns have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources and limited management availability, the Company will continue to be at a significant disadvantage compared to its competitors.

ITEM  2.  DESCRIPTION  OF  PROPERTIES

The Company has no properties. The Company presently operates from office space provided on a rent-free basis by the Company's President, W. Sherwin Broadhead, at 12210 Carstens Road, Reardan, WA, 99029. In the event that this space becomes unavailable in the future, the Company will seek to lease office space from an unaffiliated party at prevailing competitive rates.

ITEM  3.  LEGAL  PROCEEDINGS

None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The following table sets forth the range of high and low bid prices as reported by the Over the Counter Bulletin Board ("OTCBB") for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Currently, the stock is traded on the OTCBB under the symbol "GOBM."

 FISCAL  2000                                   HIGH            LOW
                                            -----------     -----------
     Quarter  Ended  October  31,  1999     $     0.005     $     0.005
     Quarter  Ended  January  31,  2000           0.005           0.005
     Quarter  Ended  April  30,  2000             0.005           0.005
     Quarter  Ended  July  31,  2000              0.005           0.005


 FISCAL  2001                                   HIGH            LOW
                                            -----------     -----------
     Quarter  Ended  October  31,  2000     $     0.03     $     0.005
     Quarter  Ended  January  31,  2001           0.06           0.03
     Quarter  Ended  April  30,  2001             0.07           0.06
     Quarter  Ended  July  31,  2001              0.25           0.10

The approximate number of record holders of the Registrant's common stock at October 3, 2001 is 937.

No dividends have been paid or declared during the last five years; and the Registrant does not anticipate paying dividends on its common stock in the foreseeable future.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

RESULTS  OF  OPERATIONS

The Company reported a net loss of $20,904 for the year ended July 31, 2001 compared to a net loss of $277 in the previous year. The increase in net loss from fiscal year 2000 to fiscal year 2001 was primarily due to increased general and administrative expenses associated with the Company's audit of its financial statements and the preparation and filing of Form 10-SB, "General Form for Registration of Securities of Small Business Issuers" and the recognition of a $8,970 gain on the sale of mining properties during the year ending July 31, 2000 that was not recognized during the year ending July 31, 2001.

During the year ended July 31, 2000, the Company had mineral property maintenance expenses of $2,300 which were not incurred during the fiscal year of 2001. The absence of mineral maintenance expenses during the fiscal year of 2001 was due to the Company's sale of all its mineral property holdings during the third quarter of the fiscal year 2000.

During the years ending July 31, 2000 and 2001 the Company generated no revenue from operations, but had interest income totaling $65 and $347, respectively. The increase in interest income for the year ended July 31, 2001 as compared to the year ended July 31, 2000 is directly related to an increase in interest producing cash equivalents.
During 2000, the Company had interest expense of $446 relating to an interest bearing shareholder debt that was outstanding during fiscal year 2000; no shareholder debt or corresponding interest expense existed during fiscal year 2001.

FINANCIAL  CONDITION  AND  LIQUIDITY

As described by the Company's independent auditors in Note 1 to the Company's financial statements there is substantial doubt as to the Company's ability to continue as a going concern. In order to continue as a going concern, the Company is dependent upon continued availability of equity financing and successfully implementing its plan of operations to locate and consummate a merger or acquisition with a private entity. While management is optimistic about prospects for the Company, there can be no assurance that we will be successful in our plans.

During the year ended July 31, 2001, the Company used $15,407 of cash in operating activities and generated $16,000 of cash through sales of its unregistered common stock.

ITEM  7.     FINANCIAL  STATEMENTS

The  financial  statements of the registrant are included herein on pages F1-F11

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH
                    SECTION  16(A)  OF  THE  EXCHANGE  ACT

Identification  of  Directors  and  Executive  Officers  are  as  follows:

                                         AFFILIATION             EXPIRATION
          NAME            AGE          WITH REGISTRANT            OF TERM
------------------------  ---  -----------------------------  ---------------
W.  Sherwin  Broadhead     71  President,  Director           Annual meeting
Michael  McLaughlin        68  Vice President, Director       Annual meeting
Robert  O'Brien            66  Secretary/Treasurer, Director  Annual meeting

BUSINESS  EXPERIENCE  OF  DIRECTORS  AND  EXECUTIVE  OFFICERS

W. Sherwin Broadhead- Mr. Broadhead has been a Director of the Company for more than 14 years. He has served as President and Vice-President of the Company for the last 10 years. Most recently he has held the position of President since May 2000. Mr. Broadhead graduated from the University of Idaho with a degree in Political Science and from George Washington University with a Juris Doctorate degree. From 1981 to 1996, Mr. Broadhead owned and operated a grocery store in Reardan, Washington. Since 1996, Mr. Broadhead has been semi-retired and has been self-employed in property management.

Michael McLaughlin- Mr. McLaughlin has served as Director of the Company since May 2000 and as the Vice-President of the Company since June 2000. Mr. McLaughlin has been retired from full-time employment since 1992, at which time he sold financing for IBM Credit Corp. Since 1980, Mr. McLaughlin has been employed part-time by the Washington State Horse Racing Commission as an auditor for satellite racing facilities. Mr. McLaughlin currently serves as
Vice-President  and  a  Director  of  Quad  Metals  Corporation.


Robert O'Brien - Mr. O'Brien has served as a Director and Treasurer of the Company since May 2000 and as Secretary of the Company since June 2000. Mr. O'Brien graduated from Gonzaga University with a BA Degree in Economics. Since July 1996, Mr. O'Brien has been the sole owner and manager of Spokane Quotation Bureau, LLC, a company which publishes stock quotations for companies traded over-the-counter. From 1985 to October 1995, Mr. O'Brien was a Director and Secretary/Treasurer of Inland Gold and Silver, now Inland Resources, Inc., a public company traded on the NASDAQ supervised Bulletin Board. Mr. O'Brien currently serves as President and a Director of Quad Metals Corporation.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers and holders of 10% or more of the Company's common stock file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and stockholders holding more than 10% of the Company's common stock are required by the regulation to provide the Company with copies of all Section 16(a) forms they have filed.

Form 3's were timely filed by Mr. Broadhead, Mr. O'Brien, Mr. McLaughlin and Ms. Dunne. Mr. Broadhead is delinquent in filing Form 4 upon the sale of Section 144 common stock and Form 5 with respect to the 2001 fiscal year.

ITEM  10.  EXECUTIVE  COMPENSATION

No officer or executive of the registrant was awarded, paid or earned any compensation that is required to be disclosed pursuant to Item 402 of Regulation S-B

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

A person who directly or indirectly has shares or voting power or investment power with respect to a security is considered a beneficial owner of the security. Voting power is the power to vote or direct the voting of shares and investment power is the power to dispose of or direct the disposition of shares. Shares as to which voting power or investment power may be acquired within 60 days are also considered as beneficially owned.

The following tables set forth certain information, as of October 3, 2001, regarding beneficial ownership of Gold Bond's stock by (1) each person who is known to the Company to own beneficially more than 5% of any class of its voting stock, and (2) (a) each director and each nominee for the election as a director
(b) each executive officer, and (c) all current directors and current executive officers of the Company as a group. The information on beneficial ownership in the table and the footnotes thereto is based upon the Company's records. Unless otherwise indicated, to the Registrant's knowledge each person has sole voting power and sole investment power with respect to the shares shown.

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS

As of the close of business on October 3, 2001, persons own beneficially more than 5% of any class of the outstanding voting securities:

                   NAME  AND  ADDRESS  OF       AMOUNT AND NATURE OF  PERCENT OF
TITLE OF CLASS        BENEFICIAL  OWNER         BENEFICIA  OWNERSHIP  CLASS(1)
--------------  ------------------------------  --------------------  ----------

Common stock    Robert  O'Brien                          1,795,585       19.6%
                1511  S.  Riegel  Ct.
                Spokane,  WA  99212

Common stock    W.  Sherwin  Broadhead                     510,000        5.6%
                12210  N.  Carsten  Road
                Reardan,  WA  99029

Common stock    John  Coghlan                              800,000        8.7%
                5102  S.  Morrill  Lane
                Spokane,  WA  99223

Common stock    Carol  Dunne                             1,400,000       15.3%
                5105  S.  Sunward  Dr.
                Spokane,  WA  99223

SECURITY  OWNERSHIP  OF  MANAGEMENT  AS  OF  OCTOBER  3,  2001

                   NAME  AND  ADDRESS  OF       AMOUNT AND NATURE OF  PERCENT OF
TITLE OF CLASS        BENEFICIAL  OWNER         BENEFICIAL OWNERSHIP  CLASS(1)
--------------  ------------------------------  --------------------  ----------
Common  stock     W.  Sherwin  Broadhead              510,000            5.6%
Common  stock     Michael  McLaughlin                 170,500            1.9%
Common  stock     Robert  O'Brien                   1,795,585           19.6%
Common  stock     All Directors and executive
                  officers  as  a  group            2,476,085           27.1%

(1) Percent of ownership is based upon 9,169,999 shares of common stock outstanding at October 3, 2001.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

In addition to the related transactions described in the preceding section of this document, see Note 6 to the financial statements on page F-11.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            GOLD BOND RESOURCES, INC.
                                  (Registrant)


By:/s/ Sherwin Broadhead                                Date: October 29, 2001
   -------------------------------------------
   Sherwin Broadhead, President and a Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:/s/ Robert W. O'Brien                               Date: October 29, 2001
   --------------------------------------------
   Robert W. O'Brien, Secretary/Treasurer and a Director


By:/s/ Michael McLaughlin                              Date: October 29, 2001
   --------------------------------------------
   Michael McLaughlin, Vice President, and a Director3

GOLD BOND
RESOURCES, INC.

FOR THE YEARS ENDED
JULY 31, 2001 AND 2000

FINANCIAL STATEMENTS

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

Board  of  Directors
Gold  Bond  Resources,  Inc.
Spokane,  Washington


We have audited the accompanying balance sheets of Gold Bond Resources, Inc. as of July 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Bond Resources, Inc. as of July 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria,  Maichel  &  Teague  P.S.

/s/  DeCoria,  Maichel  &  Teague  P.S.

Spokane,  Washington
September  13,  2001















                                TABLE OF CONTENTS


                                                                            Page

Balance  Sheets,  July  31,  2001  and  2000                                 F-4

Statements  of  Operations  for  the  years ended July 31, 2001 and 2000     F-5

Statements  of  Cash  Flows  for  the years ended July 31, 2001 and 2000     F-6

Statements  of  Changes  in  Stockholders'  Equity
for  the  years  ended  July  31,  2001  and  2000                           F-7

Notes  to  Financial  Statements                                          F8-F11

GOLD  BOND  RESOURCES,  INC.
BALANCE  SHEETS
July  31,  2001  and  2000




                                                      2001            2000
                                                 --------------  --------------
                                     ASSETS

Current  assets:
     Cash                                        $       8,732   $       8,139
     Prepaid  legal  expenses                              -             5,000
                                                 --------------  --------------
               Total  current  assets                    8,732          13,139
                                                 --------------  --------------
               Total  assets                     $       8,732   $      13,139
                                                 ==============  ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities:
     Accounts  payable                           $         497            -
     Accrued  interest  payable                            -              -
                                                 --------------  --------------
               Total  current  liabilities                 497            -
                                                 --------------  --------------

Stockholders'  equity:
     Common stock, $0.001 par value;
     100,000,000 shares authorized; 9,169,999
     and 5,969,999 shares issued and outstanding
     at July 31, 2001 and 2000, respectively,            9,170           5,970
     Additional  paid-in  capital                      186,702         173,902
     Accumulated  deficit                             (187,637)       (166,733)
                                                 --------------  --------------
               Total  stockholders'  equity              8,235          13,139
                                                 --------------  --------------
Total  liabilities and stockholders' equity      $       8,732   $      13,139
                                                 ==============  ==============


















   The accompanying notes are an integral part of these financial statements.

GOLD  BOND  RESOURCES,  INC.
STATEMENTS  OF  OPERATIONS
For  the  years  ended  July  31,  2001  and  2000





                                                      2001            2000
                                                 --------------  --------------

OPERATING  EXPENSES:
     Mineral  property  maintenance  expenses    $         -             2,300
     General  and  administrative  expenses             21,251           6,566
                                                 --------------  --------------
                                                        21,251           8,866
                                                 --------------  --------------

OTHER  (EXPENSES)  INCOME:
     Interest  income                                     347               65
     Interest  expense                                    -               (446)
     Gain  on  sale  of  mineral  properties              -              8,970
                                                 --------------  --------------
                                                          347            8,589
                                                 --------------  --------------

NET  LOSS                                        $    (20,904)   $        (277)
                                                 ==============  ==============

Net  loss  per  share-basic                      $        Nil    $        Nil
                                                 ==============  ==============

Weighted  average  common
shares  outstanding-basic                            8,459,314       4,770,391
                                                 ==============  ==============

























   The accompanying notes are an integral part of these financial statements.

GOLD  BOND  RESOURCES,  INC.
STATEMENTS  OF  CASH  FLOWS
For  the  years  ended  July  31,  2001  and  2000



                                                      2001            2000
                                                 --------------  --------------

Cash  flows  from  operating  activities:
     Net  loss                                   $     (20,904)  $        (277)
     Adjustments to reconcile net loss to net
       cash used by operating activities:
         Common  stock  issued  to  directors
           as  compensation                                -             1,875
         Gain on sale of mineral properties                -            (8,970)
     Change  in:
       Prepaid  legal expenses                           5,000          (5,000)
       Accounts  payable                                   497            (600)
       Accrued  officer  compensation                      -            (4,000)
       Accrued  interest  payable                          -            (1,046)
                                                 --------------  --------------
Net cash used by operating activities                  (15,407)        (18,018)

Cash  flows  from  investing  activities:
     Proceeds  from  sale  of  mineral  properties         -            21,470
                                                 --------------  --------------
Net cash  provided  by investing activities                -            21,470
                                                 --------------  --------------

Cash  flows  from  financing  activities:
     Advances  from  stockholders                          -             2,300
     Payments of advances from stockholders                -            (9,100)
     Sales  of  common  stock  for  cash                16,000          11,306
                                                 --------------  --------------
Net  cash  provided  by  financing  activities          16,000           4,506
                                                 --------------  --------------

Net  change  in  cash                                      593           7,958
Cash,  beginning  of  year                               8,139             181
                                                 --------------  --------------
Cash,  end  of  year                             $       8,732   $       8,139
                                                 ==============  ==============

Supplemental disclosure of cash flow information:

     Cash paid during the year for interest      $           0   $       1,492
                                                 ==============  ==============












   The accompanying notes are an integral part of these financial statements.

GOLD  BOND  RESOURCES,  INC.
STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
For  the  years  ended  July  31,  2001  and  2000



                           COMMON STOCK          ADDITIONAL
                     --------------------------     PAID-IN    ACCUMULATED
                        SHARES        AMOUNT        CAPITAL      DEFICIT        TOTALS
                     ------------  ------------  ------------  ------------  ------------
BALANCE,
 JULY 31, 1999         3,333,829   $   166,692           -     $  (166,456)  $       236

Change in par value
  of common stock                     (163,358)  $   163,358

Common stock issued
  to directors as
  compensation
  ($0.005 per share)     375,000          375          1,500           -          1,875

Common stock issued
  for  cash
  ($0.005 per share)   2,261,170        2,261          9,044           -         11,305

Net  loss                    -            -              -            (277)        (277)
                     ------------  ------------  ------------  ------------  ------------
BALANCE,
  JULY  31, 2000       5,969,999         5,970       173,902      (166,733)       13,139
                     ------------  ------------  ------------  ------------  ------------

Common stock issued
  for  cash
  ($0.005 per share)   3,200,000         3,200        12,800           -          16,000

Net  loss                    -             -             -         (20,904)      (20,904)
                     ------------  ------------  ------------  ------------  ------------
BALANCE,
  JULY 31, 2001        9,169,999   $     9,170   $   186,702   $  (187,637)  $     8,235
                     ============  ============  ============  ============  ============

















   The accompanying notes are an integral part of these financial statements.

GOLD  BOND  RESOURCES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS

1.     DESCRIPTION  OF  BUSINESS

Gold Bond Resources, Inc. ("Gold Bond" or the "Company") is a Washington Corporation formed in 1934 as Gold Bond Mining Company. The Company was organized to acquire and develop mineral properties in Washington State and the Inland Northwest.

During fiscal year 2000 the Company made a strategic decision to sell its mineral properties, change its name, and reorganize its capital structure in an effort to favorably position itself to seek other profitable business opportunities.

The Company has no recurring source of revenue, an accumulated deficit and operating losses. While management hopes to fund the Company's operations through sales of its common stock, these conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.

Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Use  of  Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income  Taxes

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Stock-Based  Compensation

Stock-based compensation cost is accounted for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which permits continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation cost represents the fair value of the Company's common stock at the issue date.

Loss  Per  Share

Basic loss per share is determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Net loss per share amounts are based on the weighted average number of common stock shares outstanding during each period.

GOLD  BOND  RESOURCES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

New  Accounting  Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. The Company anticipates that the adoption of this statement will not have a material affect on its financial statements. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," collectively, the Statements. These Statements drastically change the accounting for business combinations, goodwill and intangible assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 also changes the criteria to recognize intangible assets apart from goodwill. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of Statement 142 are affective upon adoption of Statement 142. Pre-existing goodwill and intangibles will be amortized during the transition period until adoption. Companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001. The Company anticipates that the adoption of these Statements will not have a material affect on its financial statements.

Fair  Value  of  Financial  Instruments

The carrying amounts of financial instruments including cash, accounts payable, and advances payable to stockholders approximated fair value as of July 31, 2001 and 2000.

3.     MINERAL  PROPERTIES

In 1935 and 1936, the Company acquired various patented and unpatented mining claims in or near the Blewitt Mining District of Chelan County, Washington, in exchange for shares of its common stock and cash. The claims were acquired for the eventual development of a gold mining operation on some or all of the properties. In 2000, the Company's management determined that the future possibilities for mine development on the properties were remote, and decided to sell the properties, allowing it to retire its financial obligations and generate working capital to locate other business opportunities.

In fiscal year 2000, the Company successfully negotiated the sale of its mineral properties for cash of $21,470, recognizing a gain on the sale of $8,970.

GOLD  BOND  RESOURCES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS

4.     STOCKHOLDERS'  EQUITY

In prior years, the Company's common stock traded on a local over-the-counter stock exchange. When the Company's operations substantially ceased, trading in the Company's stock became minimal. During recent periods, however, trading activity has resumed and the stock is currently traded on the OTC Bulletin Board. Prior to fiscal year 2000, records of historical common stock sales separating the par value of common stock sold from additional paid-in capital do not exist and, accordingly, any additional paid-in capital from those sales is combined with the Company's accumulated deficit with no net material effect on the financial statements.

In May 2000, at a special meeting of stockholders, the Company's stockholders resolved by majority vote to increase the authorized number of shares of common stock available for issue from 4,500,000 to 100,000,000, and to decrease the par value of the Company's common stock from $0.05 per share to $0.001 per share.

During fiscal year 2000, the Board of Directors issued certain current and former directors a total of 375,000 shares of the Company's common stock for services provided in prior years. In connection with the issue, the Company recognized compensation expense of $1,875, approximating the fair value of the shares at the time of issue.

During fiscal year 2000, the Company sold 2,261,170 shares of its common stock for $0.005 per share, or $11,305. Of the shares of common stock sold during fiscal year 2000, 795,585 shares were sold to officers of the Company.

During fiscal year 2001, the Company sold 3,200,000 shares of its common stock for $0.005 per share, or $16,000. Of the shares of common stock sold during fiscal year 2001, 1,400,000 shares were sold to an officer of the Company.

5.     INCOME  TAXES

At July 31, 2001 and 2000, the Company had deferred tax assets of approximately $14,700 and $10,200, respectively, arising principally from income tax net operating loss carryforwards. As management cannot determine if it is more likely than not that the Company will receive the benefit of the assets, a valuation allowance equal to the deferred tax asset has been established at both July 31, 2001 and 2000.

At July 31, 2001 and 2000, the Company had net operating loss carryforwards totaling approximately $43,000 and $30,000, respectively, which expire in the years 2004 through 2021.

6.     RELATED  PARTY  TRANSACTIONS

The Company has been furnished with certain unreimbursed management, administrative, accounting and consulting services by various related parties, which are not reflected in the financial statements. In addition to the related party transactions described in note 4. to the financial statements, the Company paid $600 and $900 in fiscal years 2001 and 2000, respectively, and had accrued $497 as of July 31, 2001, to a company controlled by an officer for stock quotation and related services provided the Company.