Form 10QSB
period 2001-10-31
GOLD BOND RESOURCES INC
filed 2001-11-30
CIK 1128353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                   FORM 10-QSB

(Mark  one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2001

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934

                 For the transition period from ______ to ______

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

                     12210 CARSTENS RD., REARDAN, WA, 99029
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (509) 796-2295


          COMMON  STOCK                              THE OTC-BULLETIN BOARD
      Title  of  each class                                 Name and
                                                 exchange  on  which  registered


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes  [X]  No  [ ]

At November 14, 2001, 9,419,999 shares of the registrant's common stock were outstanding.

                            GOLD BOND RESOURCES, INC.
                                   FORM 10 QSB
                       For the period ended October 31, 2001


                                TABLE OF CONTENTS



                                     PART I

                                                                            PAGE
                                                                            ----
ITEM 1    Balance  Sheets as of October 31, 2001 and July 31, 2001            3

          Statements  of  Operations  For  the  Three  Months Ended
          October  31,  2001  and  2000                                       4

          Statements  of  Cash  Flows  For  the  Three Months Ended
          October  31,  2001  and  2000                                       5

          Notes  to  Financial  Statements                                    6


ITEM  2   Management's  Discussion  and  Analysis  of Financial Condition
          and  Results  of  Operations                                        7

                                     PART II


ITEM  1         Legal  Proceedings                                            8

ITEM  2         Changes  in  Securities                                       8

ITEM  3         Defaults  Upon  Senior  Securities                            8

ITEM  4         Submission  of  Matters  to  a  Vote  of  Security Holders    8

ITEM  5         Other  Information                                            8

ITEM  6         Exhibits  and  Reports  on  Form  8-K                         8


Signature                                                                     9

                            GOLD BOND RESOURCES, INC.
                                   FORM 10 QSB
                       For the period ended October 31, 2001


PART  1   FINANCIAL  INFORMATION

ITEM  1:  FINANCIAL  STATEMENTS

GOLD  BOND  RESOURCES,  INC.
BALANCE  SHEETS
October  31,  2001  and  July  31,  2001


ASSETS
                                                (UNAUDITED)
                                                OCTOBER  31,    JULY  31,
                                                   2001           2001
                                              --------------  -------------
Current  assets:
     Cash                                     $      29,678   $      8,732
                                              --------------  -------------
          Total  current  assets              $      29,678   $      8,732
                                              ==============  =============


LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Current  liabilities:
     Accounts  payable                                1,775            497
                                              --------------  -------------
          Total  current  liabilities                 1,775            497
                                              --------------  -------------


Stockholders'  equity:
    Common stock; $.001 par value;
      100,000,000 shares authorized;
      9,419,999 shares issued
      and outstanding as of October 31,
      2001 and 9,169,999 shares issued
      and outstanding as of
      July 31, 2001                                   9,420          9,170
    Additional  Paid  In  Capital                   211,452        186,702
    Accumulated  deficit                           (192,969)      (187,637)
                                              --------------  -------------

        Total  stockholders'  equity                 27,903          8,235
                                              --------------  -------------

Total liabilities and stockholders' equity    $      29,678   $      8,732
                                              ==============  =============







Prepared by management.
The accompanying notes are an integral part of these financial statements.

GOLD  BOND  RESOURCES,  INC.
STATEMENTS  OF  OPERATIONS
For  the  three  months  ended
October  31,  2001  and  2000  (Unaudited)


                                              THREE MONTHS ENDED OCTOBER 31,
                                              ------------------------------
                                                   2001           2000
                                              --------------   -------------

Operating  expenses:
  General and administrative                  $       5,369    $      5,049
                                              --------------   -------------
     Total  operating  expenses                       5,369           5,049
                                              --------------   -------------

Other  income:
  Interest                                               37              91
                                              --------------   -------------

Net  loss                                     $       5,332    $      4,958
                                              ==============   =============


Net  loss  per  share                         $         Nil    $        Nil
                                              ==============   =============


Weighted average common shares
  outstanding - basic                             9,186,303       6,379,782
                                              ==============   =============



























Prepared by management.
The accompanying notes are an integral part of these financial statements.

GOLD  BOND  RESOURCES,  INC.
STATEMENTS  OF  CASH  FLOWS
For  the  three  months  ended
October  31,  2001  and  2000  (Unaudited)


                                              THREE MONTHS ENDED OCTOBER 31,
                                              ------------------------------
                                                   2001           2000
                                              --------------   -------------
Cash  flows  from  operating  activities:
  Net  loss                                   $      (5,332)   $     (4,958)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Change in:
        Accounts  payable                             1,278             -
        Prepaid  expenses                               -             5,000
                                              --------------   -------------

Net cash (used) provided by operating
  activities                                         (4,054)             42
                                              --------------   -------------

Cash flows from financing activities:
  Sales of common stock                              25,000          16,000
                                              --------------   -------------
Net cash provided by financing activities            25,000          16,000
                                              --------------   -------------

Net increase in cash during the period               20,946          16,042

Cash,  beginning  of  period                          8,732           8,139
                                              --------------   -------------

Cash,  end  of  period                        $      29,678    $      24,181
                                              ==============   =============























Prepared by management.
The accompanying notes are an integral part of these financial statements.

GOLD  BOND  RESOURCES,  INC.
(UNAUDITED)                                     NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------


1.     BASIS  OF  PRESENTATION:

The financial statements of Gold Bond Resources, Inc. included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Gold Bond Resources, Inc. believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended July 31, 2001 included in Gold Bond Resources, Inc.'s Form 10-KSB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ending July 31, 2002.

2.     NATURE  OF  BUSINESS:

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

In June 2000 the Board of Directors of the Company elected to commence implementation of the Company's principal business purpose, and proceeded to file a Form 10-SB. The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. As such, the Company can be described as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

                            GOLD BOND RESOURCES, INC.
                                   FORM 10 QSB
                       For the period ended October 31, 2001

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

RESULTS  OF  OPERATIONS

For the three months ended October 31, 2001 compared to the three months ended October 31, 2000

For the three months ended October 31, 2001, the Company experienced a net loss of $5,332 compared to a net loss of $4,958 during the comparable period in the previous year. The consistent losses were mainly attributed to general and administrative expenses associated with the Company's audit of its financial statements and other fees associated with the reporting requirements of publicly traded companies.

FINANCIAL  CONDITION  AND  LIQUIDITY

During the three months ended October 31, 2001, the Company used $4,054 of cash in its operating activities and generated $25,000 of cash through sales of 250,000 shares of its unregistered common stock to two directors of the Company and other unrelated parties. Each of the sales was pursuant to exemptions from registration under the Securities Act of 1933, as amended, pursuant to Section
(4)(2) and Rule 506 of Regulation D. The Company has no recurring revenue from operating activities and plans to fund its future operations through additional sales of its unregistered common stock, although there can be no assurance the Company will be able to continue to sell its unregistered common stock.









              [The balance of this page left intentionally blank.]

                            GOLD BOND RESOURCES, INC.
                                   FORM 10 QSB
                       For the period ended October 31, 2001

                                     PART II

ITEM  1     LEGAL  PROCEEDINGS

NONE

ITEM  2     CHANGES  IN  SECURITIES

NONE

ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

NONE

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

NONE

ITEM  5     OTHER  INFORMATION

NONE

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

NONE










              [The balance of this page left intentionally blank.]

                            GOLD BOND RESOURCES, INC.
                                   FORM 10 QSB
                       For the period ended October 31, 2001



                                    SIGNATURE




Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            GOLD BOND RESOURCES, INC.
                            -------------------------
                             (Small Business Issuer)


/S/ Robert W. O'Brien                             November 30, 2001
----------------------------------------------    -----------------
Robert  W.  O'Brien                                     Date
Secretary/Treasurer  and  a  Director
(Principal  Accounting  Officer)