Form 10QSB
period 2002-01-31
GOLD BOND RESOURCES INC
filed 2002-03-13
CIK 1128353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2002

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

Yes  [X]  No  [  ]

At February 14, 2002, 9,419,999 shares of the registrant's common stock were outstanding.

                                TABLE OF CONTENTS



                                     PART I

                                                                           PAGE
                                                                           ----
ITEM 1  Balance Sheets as of January 31, 2002 and July 31, 2001               3

        Statements  of  Operations  For  the Three and Six Months Ended
           January  31,  2002  and  2001                                      4

        Statements  of  Cash  Flows  For  the  Six  Months  Ended
           January  31,  2002  and  2001                                      5

        Notes  to  Financial  Statements                                    6-7


ITEM 2  Management's  Discussion  and  Analysis  of Financial Condition
          and  Results  of  Operations                                        8

                                     PART II


ITEM  1  Legal  Proceedings                                                   9

ITEM  2   Changes  in  Securities                                             9

ITEM  3  Defaults  Upon  Senior  Securities                                   9

ITEM  4  Submission  of  Matters  to  a  Vote  of  Security Holders           9

ITEM  5  Other  Information                                                   9

ITEM  6  Exhibits  and  Reports  on  Form  8-K                                9


Signature                                                                    10

PART  1. FINANCIAL  INFORMATION

GOLD  BOND  RESOURCES,  INC.
BALANCE  SHEETS
January  31,  2002  and  July  31,  2001

ITEM  1:  FINANCIAL  STATEMENTS

ASSETS
                                                  (UNAUDITED)
                                                   JANUARY 31,      JULY 31,
                                                      2002           2001
                                                --------------  --------------

Current  assets:
  Cash                                          $      25,653   $       8,732
                                                --------------  --------------

Total  current  assets                          $      25,653   $       8,732
                                                ==============  ==============


LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Current  liabilities:
  Accounts  payable                                       -               497
                                                --------------  --------------

  Total  current  liabilities                             -               497
                                                --------------  --------------

Stockholders' equity:
  Common stock; $.001 par value;
    100,000,000 shares authorized;
    9,419,999 shares issued
    and outstanding as of January 31,
    2002 and 9,169,999 shares issued
    and outstanding as of July 31, 2001                 9,420           9,170
  Additional  paid-in  capital                        211,452         186,702
  Accumulated  deficit                               (195,219)       (187,637)
                                                --------------  --------------

Total stockholders' equity                             25,653           8,235
                                                --------------  --------------

Total liabilities and stockholders' equity      $      25,653   $       8,732
                                                ==============  ==============









Prepared by management.
The accompanying notes are an integral part of these financial statements.

GOLD  BOND  RESOURCES,  INC.
STATEMENTS  OF  OPERATIONS
For the three and six months ended January 31, 2002 and 2001 (Unaudited)


                                 JANUARY  31,  2002            JANUARY  31, 2001
                           ----------------------------  -----------------------------
                               THREE           SIX           THREE           SIX
                               MONTHS          MONTHS        MONTHS          MONTHS
                           -------------  -------------  -------------  --------------
Operating expenses:

General and
    administrative         $      2,362   $      7,731   $     13,182   $      18,231
                           -------------  -------------  -------------  --------------

Total operating expenses          2,362          7,731         13,182          18,231
                           -------------  -------------  -------------  --------------

Other  income:
  Interest                          112            149            137             228
                           -------------  -------------  -------------  --------------

Net loss                   $     (2,250)  $     (7,582)  $    (13,045)  $     (18,003)
                           =============  =============  =============  ==============

Net loss per share         $        Nil   $       Nil    $       Nil    $        Nil
                           =============  =============  =============  ==============


Weighted average
  common  shares
  outstanding - basic          9,419,999     9,303,951      9,169,999       7,759,559
                           =============  =============  =============  ==============






















Prepared by management.
The accompanying notes are an integral part of these financial statements.

GOLD  BOND  RESOURCES,  INC.
STATEMENTS  OF  CASH  FLOWS
For the six months ended January 31, 2002 and 2001 (Unaudited)

                                                       SIX MONTHS ENDED
                                                          JANUARY  31,
                                                ------------------------------
                                                      2002           2001
                                                --------------  --------------

Cash  flows  from  operating  activities:

  Net loss                                      $      (7,582)  $     (18,003)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Change in:
        Accounts payable                                 (497)            -
        Prepaid expenses                                  -             5,000
                                                --------------  --------------
Net cash used by operating activities                  (8,079)        (13,003)
                                                --------------  --------------

Cash  flows  from  financing  activities:
  Sales of common stock                                25,000          16,000
                                                --------------  --------------
Net cash provided by financing activities              25,000          16,000
                                                --------------  --------------

Net increase in cash during the period                 16,921           2,997

Cash, beginning of period                              8,732            8,139
                                                --------------  --------------

Cash, end of period                             $      25,653   $      11,136
                                                ==============  ==============
























Prepared by management.
The accompanying notes are an integral part of these financial statements.

GOLD  BOND  RESOURCES,  INC.
(UNAUDITED)
NOTES  TO  FINANCIAL STATEMENTS


1.     BASIS  OF  PRESENTATION:

The financial statements of Gold Bond Resources, Inc. included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Gold Bond Resources, Inc. believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended July 31, 2001 included in Gold Bond Resources, Inc.'s Form 10-KSB.

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

GOLD  BOND  RESOURCES,  INC.
(UNAUDITED)
NOTES  TO  FINANCIAL STATEMENTS


2.     NATURE  OF  BUSINESS  (CONTINUED):

On January 9, 2002, the Company entered into a letter of intent to acquire all of the outstanding shares of capital stock of Stardust Technologies, Inc. ("Stardust") in exchange for authorized but as yet unissued shares of the Company's common stock. Stardust Technologies, Inc., a Washington corporation, is a development stage company incorporated in 2001 intending to engage in the business of providing technology to protect brands and products from being counterfeited.

On March 5, 2002, Stardust Technologies, Inc. announced that the Company has decided not to proceed with the letter of understanding executed with Gold Bond Resources, Inc. as previously announced on January 10, 2002.

On March 6, 2002, the Company was notified by Stardust Technologies, Inc. and accordingly filed a Form 8-K and press release on the P.R. Newswire.






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

RESULTS  OF  OPERATIONS

For the three months ended January 31, 2002 compared to the three months ended January 31, 2001

For the three months ended January 31, 2002, the Company experienced a net loss of $2,250 compared to a net loss of $13,045 during the comparable period in the previous year. The consistent losses were mainly attributed to general and administrative expenses associated with the Company's audit of its financial statements and other fees associated with the reporting requirements of publicly traded companies.

For the six months ended January 31, 2002 compared to the six months ended January 31, 2001

For the six months ended January 31, 2002, the Company experienced a net loss of $7,582 compared to a net loss of $18,003 during the comparable period in the previous year. The decrease in loss was attributed to an increase in general and administrative expenses in the prior year associated with the Company's audit of its financial statements and other fees associated with the reporting requirements of publicly traded companies.

FINANCIAL  CONDITION  AND  LIQUIDITY

During the six months ended January 31, 2002, the Company used $8,079 of cash in its operating activities and generated $25,000 of cash through sales of 250,000 shares of its unregistered common stock to two directors of the Company and other unrelated parties. Each of the sales was pursuant to exemptions from registration under the Securities Act of 1933, as amended, pursuant to Section
(4)(2) and Rule 506 of Regulation D. The Company has no recurring revenue from operating activities and plans to fund its future operations through additional sales of its unregistered common stock or merging the Company with another enterprise. There can be no assurance, however, the Company will be successful with its plans.

                                     PART II


ITEM  1     LEGAL  PROCEEDINGS

NONE

ITEM  2     CHANGES  IN  SECURITIES

NONE


ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

NONE

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

NONE

ITEM  5     OTHER  INFORMATION

NONE

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

Form 8-K filed on January 10, 2002, Item 5. Other Events - Share Exchange Agreement.







              [The balance of this page left intentionally blank.]

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




                            GOLD BOND RESOURCES, INC.
                            -------------------------
                             (Small Business Issuer)


/S/ -------------------------
Robert  W.  O'Brien                                       Date:  March 8, 2002
Secretary/Treasurer  and  a  Director
(Principal  Accounting  Officer)