Form 10QSB
period 2002-04-30
GOLD BOND RESOURCES INC
filed 2002-06-06
CIK 1128353

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                  FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended April 30, 2002

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

Yes [X]  No [ ]

    At May 22, 2002, 9,419,999 shares of the registrant's common stock were outstanding.

                               TABLE OF CONTENTS



                                    PART I

                                                                           PAGE

ITEM 1.   Balance Sheets as of April 30, 2002 and July 31, 2001             3

          Statements of Operations For the Three and Nine Months
          Ended April 30, 2002 and 2001                                     4

          Statements of Cash Flows For the Nine Months Ended
          April 30, 2002 and 2001                                           5

          Notes to Financial Statements                                     6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         7

                                    PART II


ITEM 1.   Legal Proceedings                                                 8
ITEM 2.   Changes in Securities                                             8
ITEM 3.   Defaults Upon Senior Securities                                   8
ITEM 4.   Submission of Matters to a Vote of Security Holders               8
ITEM 5.   Other Information                                                 8
ITEM 6.   Exhibits and Reports on Form 8-K                                  8

Signature                                                                   9

                         PART 1. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

GOLD BOND RESOURCES, INC.
BALANCE SHEETS
April 30, 2002 and July 31, 2001



                                    ASSETS

                                         (UNAUDITED)
                                          APRIL 30,         JULY 31,
                                             2002            2001
                                        --------------  --------------
Current assets:
    Cash                                $      20,601   $       8,732
                                        --------------  --------------
        Total current assets            $      20,601   $       8,732
                                        ==============  ==============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable                    $         -     $         497
                                        --------------  --------------
        Total current liabilities                 -               497

Stockholders' equity:

    Common stock; $.001 par value;
      100,000,000 shares authorized;
      9,419,999 shares issued and
      outstanding as of April 30, 2002
      and 9,169,999 shares issued and
      outstanding as of July 31, 2001           9,420           9,170
    Additional paid-in capital                211,452         186,702
    Accumulated deficit                      (200,271)       (187,637)
                                        --------------  --------------
        Total stockholders' equity             20,601           8,235
                                        --------------  --------------

        Total liabilities and
           stockholders' equity         $      20,601   $       8,732
                                        ==============  ==============







The accompanying notes are an integral part of these financial statements.

GOLD BOND RESOURCES, INC.
STATEMENTS OF OPERATIONS
For the three and nine months ended April 30, 2002 and 2001 (Unaudited)

                                       APRIL 30, 2002                APRIL 30, 2001
                               ----------------------------  ----------------------------
                                   THREE          NINE           THREE          NINE
                                   MONTHS         MONTHS         MONTHS         MONTHS
                               -------------  -------------  -------------  -------------
Operating expenses:
  General and administrative   $      5,137   $     12,868   $      1,640   $     19,871
                               -------------  -------------  -------------  -------------
    Total operating expenses          5,137         12,868          1,640         19,871

Other income:
    Interest                            85             234             78            305
                               -------------  -------------  -------------  -------------

Net loss                       $      5,052   $     12,634   $      1,562   $     19,566
                               =============  =============  =============  =============

Net loss per share             $         Nil  $         Nil  $         Nil  $        Nil
                               =============  =============  =============  =============

Weighted average common
  shares outstanding - basic       9,419,999      9,341,244      9,169,999      7,759,559
                               =============  =============  =============  =============





























The accompanying notes are an integral part of these financial statements.

GOLD BOND RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the nine months ended April 30, 2002 and 2001 (Unaudited)

                                                        NINE MONTHS ENDED APRIL 30,
                                                       ------------------------------
                                                           2002            2001
                                                       --------------  --------------

Cash flows from operating activities:
    Net loss                                           $     (12,634)  $     (19,566)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
    Change in:
            Accounts payable                                     -              (497)
            Prepaid expenses                                     -             5,000
                                                       --------------  --------------
Net cash used by operating activities                        (13,131)        (14,566)
                                                       --------------  --------------

Cash flows from financing activities:
    Sales of common stock                                     25,000          16,000
                                                       --------------  --------------
Net cash provided by financing activities                     25,000          16,000
                                                       --------------  --------------

Net increase in cash during the period                        11,869           1,434
Cash, beginning of period                                      8,732           8,139
                                                       --------------  --------------

Cash, end of period                                    $      20,601   $       9,573
                                                       ==============  ==============
























The accompanying notes are an integral part of these financial statements.

GOLD BOND RESOURCES, INC.
(UNAUDITED)                                     NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION

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

RESULTS OF OPERATIONS

For the three months ended April 30, 2002 compared to the three months ended April 30, 2001

For the three months ended April 30, 2002, the Company experienced a net loss of $5,052 compared to a net loss of $1,562 during the comparable period in the previous year. The increase in net loss during the three month period ended April 30, 2002, was primarily due to travel expenses and an environmental study done on properties the Company previously owned.

For the nine months ended April 30, 2002 compared to the nine months ended April 30, 2001

For the nine months ended April 30, 2002, the Company experienced a net loss of $12,634 compared to a net loss of $19,566 during the comparable period in the previous year. The decrease in loss was attributed to decreased general and administrative expenses in the nine month period ended April 30, 2002, as compared to the comparable period of the previous year.

FINANCIAL CONDITION AND LIQUIDITY

During the nine months ended April 30, 2002, the Company used $13,131 of cash in its operating activities and generated $25,000 of cash through sales of 250,000 shares of its unregistered common stock to two directors of the Company and other unrelated parties. Each of the sales was pursuant to exemptions from registration under the Securities Act of 1933, as amended, pursuant to Section
(4)(2) and Rule 506 of Regulation D. The Company has no recurring revenue from operating activities and plans to fund its future operations through additional sales of its unregistered common stock or merging the Company with another enterprise. There can be no assurance, however, the Company will be successful with its plans.

                                    PART II


ITEM 1.     LEGAL PROCEEDINGS

            NONE

ITEM 2.     CHANGES IN SECURITIES

            NONE


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            NONE

ITEM 5.     OTHER INFORMATION

            NONE

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            Form 8-K filed on March 6, 2002, Item 5. Other Events - Termination of Stardust Technologies, Inc. Transaction







             [The balance of this page left intentionally blank.]

                                   SIGNATURE




Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                           GOLD BOND RESOURCES, INC.
                            (Small Business Issuer)


/S/   Robert W. O'Brien                                May 29, 2002
----------------------------------------               ------------
Robert W. O'Brien                                          Date
Secretary/Treasurer and a Director
(Principal Accounting Officer)



















                                    Page #