Form 10KSB
period 2002-07-31
GOLD BOND RESOURCES INC
filed 2002-10-28
CIK 1128353

UNITED STATES SECURITIES ANDEXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

For the fiscal year ended July 31, 2002

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period   ________ to ________

Commission file number 0-31981

GOLD BOND RESOURCES, INC.

(Name of small business issuer in its charter)

Washington

91-0757753

(State or other jurisdiction of incorporation)

(I.R.S. Employer Id. No.)

12210 Carstens Road, Reardan, WA

   99029

(Address of principal executive offices)

(Zip code)

Registrant’s telephone number, including area code:  (509) 796-2295

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)           No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.  [  ]

The registrant generated no revenues for its most recent fiscal year.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the average bid and ask price as of September 20, 2002 was $698,087.

At September 20, 2002, the registrant had 9,419,999 outstanding shares of par value $0.001 common stock.

#

TABLE OF CONTENTS

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

1

ITEM 2.

DESCRIPTION OF PROPERTIES

2

ITEM 3.

LEGAL PROCEEDINGS

2

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

3

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

3

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF

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

MANAGEMENT

5

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

6

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

6

ITEM 14

CONTROLS AND PROCEDURES

6

SIGNATURES

7

CERTIFICATIONS

8

FINANCIAL STATEMENTS

F1-F10

#

PART I

Item 1.  Description of Business

Forward-looking statements

This Form 10-KSB contains forward-looking statements.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts.  This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance.  The words “believe,” “expect,” “anticipate,” “intends,” “estimates,” “forecast,” “project” and similar expressions identify forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based on management’s discussion and analysis or plan of operations and elsewhere in this report.  Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict.  Actual results could differ materially from those expressed in forward-looking statements.   Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s view only as of the date of this report.

General

Gold Bond Resources, Inc. (the “Company,” “Registrant,” or “Gold Bond”), was incorporated on July 30, 1935 under the laws of the State of Washington.  The Company, originally named Gold Bond Mining Company was formed to engage in the acquisition, exploration, development and, if warranted, the mining of precious metals, primarily gold, silver and associated minerals.  In 1935 and 1936, the Company acquired various mining claims near the Blewitt Mining District of Chelan County, Washington.  The Company has been in the development stage since inception and has no operations to date.

In 1999, the Company’s management determined that the future possibilities of mine development of the properties were remote and decided to sell the properties, allowing it to retire its financial obligations and generate working capital to locate other business opportunities.

In June 2000, the Board of Directors of the Company elected to commence implementation of the Company’s principal business purpose, to locate and consummate a merger or acquisition with a private entity.

[The balance of this page has been intentionally left blank.]

Plan of Operation

The Company’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly registered corporation.  The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. The Company may seek a business opportunity with entities which have recently commenced operations, or wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.  The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.  Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  Although the Company has no capital with which to provide the owners of business opportunities with any significant cash or other assets, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct a public offering.  The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst.  Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company’s officers or through advertising the Company’s availability for acquisition.  In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration, specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name and identification; and other relevant factors.

Employees

The Company has no paid employees.  None of the Company’s executive officers are employed by the Company.  Management services are provided on an “as needed” basis without compensation, generally consisting of less than five hours per week.  The Company has no oral or written contracts for services with any member of management.

Competition

The Company is and will remain an insignificant participant among the firms that engage in mergers with and acquisitions of privately financed entities.  Many established venture capital and financial concerns have significantly greater financial and personnel resources and technical expertise than the Company.  In view of the Company’s limited financial resources and limited management availability, the Company will continue to be at a significant disadvantage compared to its competitors.

Item 2. Description of Properties

The Company has no properties.  The Company presently operates from office space provided on a rent-free basis by the Company’s President, W. Sherwin Broadhead, at 12210 Carstens Road, Reardan, WA, 99029.  In the event that this space becomes unavailable in the future, the Company will seek to lease office space from an unaffiliated party at prevailing competitive rates.

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

 Fiscal 2001

High

Low

 Quarter Ended October 31, 2000

$

0.03

$

0.005

Quarter Ended January 31, 2001

0.06

0.03

Quarter Ended April 30, 2001

0.07

0.06

Quarter Ended July 31, 2001

0.25

0.10

                                                        Fiscal 2002

High

Low

 Quarter Ended October 31, 2001

$

0.22

$

0.21

Quarter Ended January 31, 2002

0.53

0.45

Quarter Ended April 30, 2002

0.20

0.20

Quarter Ended July 31, 2002

0.18

0.18

The approximate number of record holders of the Registrant’s common stock at September 20, 2002 is 909.

No dividends have been paid or declared during the last five years; and the Registrant does not anticipate paying dividends on its common stock in the foreseeable future.

Item 6.  Management’s Discussion and Analysis or Plan of Operations

Results of Operations

The Company reported a net loss of $15,285 for the year ended July 31, 2002 compared to a net loss of $20,904 in the previous year.  The decrease in net loss from fiscal year 2001 to fiscal year 2002 was primarily due to decreased general and administrative expenses.

During the years ending July 31, 2002 and 2001, the Company generated no revenue from operations, but had interest income totaling $299 and $347, respectively.  The decrease in interest income for the year ended July 31, 2002 as compared to the year ended July 31, 2001 is directly related to the decrease in interest producing cash equivalents outstanding during 2002 as compared to 2001.

Financial Condition and Liquidity

As described by the Company’s independent auditors in Note 1 to the Company’s financial statements, there is substantial doubt as to the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company is dependent upon continued availability of equity financing and successfully implementing its plan of operations to locate and consummate a merger or acquisition with a private entity. While management is optimistic about prospects for the Company, there can be no assurance that we will be successful in our plans.

During the year ended July 31, 2002, the Company used $15,782 of cash in operating activities and generated $25,000 of cash through sales of its unregistered common stock.

Item 7.  Financial Statements

The financial statements of the registrant are included herein on pages F1-F10

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers are as follows:

Affiliation

Name

Age

with Registrant

Expiration of Term

W. Sherwin Broadhead

72

President, Director

Annual meeting

Michael McLaughlin

69

Vice President, Director

Annual meeting

Robert O'Brien

67

Secretary/Treasurer, Director

Annual Meeting

Business Experience of Directors and Executive Officers

W. Sherwin Broadhead – Mr. Broadhead has been a Director of the Company for more than 15 years.  He has served as President and Vice-President of the Company for the last 11 years.  Most recently he has held the position of President since May 2000.  Mr. Broadhead graduated from the University of Idaho with a degree in Political Science and from George Washington University with a Juris Doctorate degree.  From 1981 to 1996, Mr. Broadhead owned and operated a grocery store in Reardan, Washington.  Since 1996, Mr. Broadhead has been semi-retired and has been self-employed in property management.

Michael McLaughlin – Mr. McLaughlin has served as  Director of the Company since May 2000 and as the Vice-President of the Company since June 2000.  Mr. McLaughlin has been retired from full-time employment since 1992, at which time he sold financing for IBM Credit Corp.  Since 1980, Mr. McLaughlin has been employed part-time by the Washington State Horse Racing Commission as an auditor for satellite racing facilities.  Mr. McLaughlin currently serves as Vice-President and a Director of Quad Metals Corporation.

Robert O’Brien – Mr. O’Brien has served as a Director and Treasurer of the Company since May 2000 and as Secretary of the Company since June 2000.  Mr. O’Brien graduated from Gonzaga University with a BA Degree in Economics.  Since July 1996, Mr. O’Brien has been the sole owner and manager of Spokane Quotation Bureau, LLC, a company which publishes stock quotations for companies traded over-the-counter.  From 1985 to October 1995, Mr. O’Brien was a Director and Secretary/Treasurer of Inland Gold and Silver, now Inland Resources, Inc., a public company traded on the NASDAQ supervised Bulletin Board.  Mr. O’Brien currently serves as President and a Director of Quad Metals Corporation and is the Secretary and Director of Aberdeen Idaho Mining Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s executive officers and holders of 10% or more of the Company’s common stock file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and stockholders holding more than 10% of the Company’s common stock are required by the regulation to provide the Company with copies of all Section 16(a) forms they have filed.

During the fiscal year 2002, Mr. McLaughlin timely filed a Form 4 upon his sale of the Company's common stock.  Mr. Broadhead and Mr. O'Brien did not timely file Form 4's during the fiscal year 2002 upon their purchases of the Company's common stock.  During fiscal year 2002, none of the Company's officers, directors and stockholders holding 10% or more of the Company's common stock filed Form 5's in a timely manner, although they intend to do so shortly.

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

The following tables set forth certain information, as of September 20, 2002, regarding beneficial ownership of Gold Bond’s stock by (1) each person who is known to the Company to own beneficially more than 5% of any class of its voting stock, and (2) (a) each director and each nominee for the election as a director (b) each executive officer, and (c) all current directors and current executive officers of the Company as a group.  The information on beneficial ownership in the table and the footnotes thereto is based upon the Company’s records. Unless otherwise indicated, to the Registrant’s knowledge each person has sole voting power and sole investment power with respect to the shares shown.

Security Ownership of Certain Beneficial Owners

As of the close of business on September 20, 2002, persons own beneficially more than 5% of any class of the outstanding voting securities:

Name and Address of

Amount and Nature of

Percent of

Title of Class

Beneficial Owner

Beneficial Ownership

            Class(1)

Common stock

Robert O’Brien

1,830,585

19.4%

1511 S. Riegel Ct.

Spokane, WA 99212

Common stock

W. Sherwin Broadhead

495,000

5.3%

12210 N. Carstens Road

Reardan, WA 99029

Common stock

John Coghlan

720,000

7.6%

5102 S. Morrill Lane

Spokane, WA 99223

Common stock

Carol Dunne

1,400,000

14.9%

5105 S. Sunward Dr.

Spokane, WA  99223

Common stock

Terry Dunne

499,585

5.3%

1224 W. Riverside Ave. Apt 709

Spokane, WA 99201

Security Ownership of Management as of September 20, 2002

Name of

Amount of

Percent of

Title of Class

Beneficial Owner

Beneficial Ownership

Class(1)

Common stock

W. Sherwin Broadhead

495,000

5.3%

Common stock

Michael McLaughlin

120,500

1.3%

Common stock

Robert O’Brien

1,830,585

19.4%

Common stock

All Directors and executive

officers as a group

2,445,585

26.0%

(1)

Percent of ownership is based upon 9,419,999 shares of common stock outstanding at September 20, 2002.

Item 12. Certain Relationships and Related Transactions

In addition to the related transactions described in the preceding section of this document, see Note 4 and 6 to the financial statements.

Item 13.  Exhibits and Reports on Form 8-K

None

Item 14. Controls and Procedures

There were no significant changes in Gold Bond Resources internal controls or in other factors that could significantly affect these controls subsequent to the time when those controls were last evaluated by management, including any corrective actions with respect to significant deficiencies and material weaknesses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD BOND RESOURCES, INC.

(Registrant)

By:/s/ Sherwin Broadhead Date: October 19, 2002:

Sherwin Broadhead, President and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Robert W. O’Brien Date: October 19, 2002

Robert W. O’Brien, Secretary/Treasurer and a Director

By:/s/ Michael McLaughlin Date: October 19, 2002

Michael McLaughlin, Vice President, and a Director

CERTIFICATIONS

I, Sherwin Broadhead. certify that:

1.

I have reviewed this annual report on Form 10-KSB of Gold Bond Resources, Inc.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 19, 2002

/s/ Sherwin Broadhead

-----------------------------------

Sherwin Broadhead

Chief Executive Officer (Principal Executive Officer)

I, Robert O'Brien, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Gold Bond Resources, Inc.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 19, 2002

/s/ Robert O'Brien

-----------------------------------

Robert O'Brien

Secretary/Treasurer (Principal Financial Officer)

DeCoria, Maichel, & Teague, a Professional Services Firm

Report of Independent Certified Public Accountants

Board of Directors

Gold Bond Resources, Inc.

We have audited the accompanying balance sheets of Gold Bond Resources, Inc. (“the Company”) for the years ended July 31, 2002 and 2001, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Bond Resources, Inc. for the years ended July 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria, Maichel & Teague P.S.

/s/ DeCoria, Maichel & Teague P.S.

Spokane, Washington

September 19, 2002

#

TABLE OF CONTENTS

Page

Balance Sheets, July 31, 2002 and 2001

F-3

Statements of Operations for the years ended July 31, 2002 and 2001

F-4

Statements of Cash Flows for the years ended July 31, 2002 and 2001

F-5

Statements of Changes in Stockholders’ Equity

for the years ended July 31, 2002 and 2001

F-6

Notes to Financial Statements

F-7 to F-10

Gold Bond Resources, Inc.

Balance Sheets

July 31, 2002 and 2001

2002

2001

ASSETS

Current assets:

Cash

$

17,950

$

8,732

Total assets

$

17,950

$

8,732

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable

$

-

$

497

Total current liabilities

-

497

Stockholders’ equity:

Common stock, $0.001 par value;

100,000,000 shares authorized; 9,419,999

and 9,169,999 shares issued and outstanding

at July 31, 2002 and 2001, respectively

9,420

9,170

Additional paid-in capital

211,452

186,702

Accumulated deficit

(202,922)

(187,637)

Total stockholders’ equity

17,950

8,235

Total liabilities and stockholders’ equity

$

17,950

$

8,732

The accompanying notes are an integral part of these financial statements.

Gold Bond Resources, Inc.

Statements of Operations

For the years ended July 31, 2002 and 2001

2002

2001

Operating expense:

General and administrative expense

$

15,584

21,251

15,584

21,251

Other (income) expense:

Interest income

(299)

(347)

(299)

(347)

Net loss

$

15,285

$

20,904

Net loss per share-basic

$

Nil

$

Nil

Weighted average common

shares outstanding-basic

9,367,259

8,459,314

The accompanying notes are an integral part of these financial statements.

Gold Bond Resources, Inc.

Statements of Changes in Stockholders’ Equity

For the years ended July 31, 2002 and 2001

Additional

Common Stock

Paid-in

Accumulated

Shares

Amount

Capital

Deficit

Totals

Balance, July 31, 2000

5,969,999

$

5,970

$

173,902

$

(166,733)

$

13,139

Common stock issued

for cash ($0.005 per share)

3,200,000

3,200

12,800

16,000

Net loss

(20,904)

(20,904)

Balance, July 31, 2001

9,169,999

9,170

186,702

(187,637)

8,235

Common stock issued

for cash ($0.10 per share)

250,000

250

24,750

25,000

Net loss

(15,285)

(15,285)

Balance, July 31, 2002

9,419,999

$

9,420

$

211,452

$

(202,922)

$

17,950

The accompanying notes are an integral part of these financial statements.

Gold Bond Resources, Inc.

Statements of Cash Flows

For the years ended July 31, 2002 and 2001

2002

2001

Cash flows from operating activities:

Net loss

$

(15,285)

$

(20,904)

Adjustments to reconcile net loss to net cash

used by operating activities:

Change in:

Prepaid legal expenses

5,000

Accounts payable

(497)

497

Net cash used by operating activities

(15,782)

(15,407)

Cash flows from financing activities:

Sales of common stock for cash

25,000

16,000

Net cash provided by financing activities

25,000

16,000

Net change in cash

9,218

593

Cash, beginning of year

8,732

8,139

Cash, end of year

$

17,950

$

8,732

The accompanying notes are an integral part of these financial statements.

Gold Bond Resources, Inc.

Notes to Financial Statements

1.

DESCRIPTION OF BUSINESS

Gold Bond Resources, Inc. (“Gold Bond” or the “Company”) is a Washington Corporation formed in 1934 as Gold Bond Mining Company. The Company was originally organized to acquire and develop mineral properties in Washington State and the Inland Northwest.  During 2000 the Company made a strategic decision to sell its mineral properties, change its name, and reorganize its capital structure in an effort to favorably position itself to seek other profitable business opportunities.

The Company has no recurring source of revenue, an accumulated deficit and operating losses.  While management hopes to fund the Company’s operations through sales of its common stock, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.

Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Loss Per Share

Basic loss per share is determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share.” Net loss per share amounts are based on the weighted average number of common stock shares outstanding during each period.

Gold Bond Resources, Inc.

Notes to Financial Statements, Continued:

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued:

Stock-Based Compensation

Stock-based compensation cost is accounted for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” which permits continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation cost represents the fair value of the Company's common stock at the issue date.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations."  SFAS No. 141 addresses financial accounting and reporting for business combinations.  SFAS No. 141 generally requires business combinations to be accounted for using the purchase method.  The pronouncement is effective for business combinations occurring after June 30, 2001.  Concurrent with the issuance of SFAS No. 141, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets."  SFAS No. 142 sets forth financial accounting and reporting for acquired goodwill and other intangible assets.  The provisions of SFAS No. 142 are effective December 31, 2001.  The Company has not had any business combinations in the periods reported on, does not have any recorded goodwill and does not anticipate that adoption of these pronouncements will result in any impact on its reported financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations."  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002.  The Company presently does not have any asset retirement obligations and does not anticipate that adoption of this pronouncement will result in any impact on its reported financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.  The provisions of SFAS No. 144 are generally effective for fiscal years beginning after December 15, 2001.  The Company will adopt SFAS No. 144 on January 1, 2002 and does not anticipate that adoption of this pronouncement will result in any impact on its reported financial position or results of operations.

Gold Bond Resources, Inc.

Notes to Financial Statements, Continued:

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

New Accounting Pronouncements, Continued:

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections."  This statement culminates the current requirements that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classifications.  In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sales-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature.  The rescission of SFAS No. 4 is effective in fiscal years beginning after May 15, 2002.  The amendment and technical corrections of SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002.  The Company believes that the adoption of SFAS No. 145 will not have a material impact on its results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. FAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company believes that the adoption of SFAS No. 146 will not have a material impact on its results of operations or financial position.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and accounts payable, approximated fair value as of July 31, 2002 and 2001.

3.

MINERAL PROPERTIES

In 1935 and 1936, the Company acquired various patented and unpatented mining claims in or near the Blewitt Mining District of Chelan County, Washington, in exchange for shares of its common stock and cash.  The claims were acquired for the eventual development of a gold mining operation on some or all of the properties.  In 2000, the Company’s management determined that the future possibilities for mine development on the properties were remote, and decided to sell the properties, allowing it to retire its financial obligations and generate working capital to locate other business opportunities.

Gold Bond Resources, Inc.

Notes to Financial Statements, Continued:

4.

STOCKHOLDERS’ EQUITY

In prior years, the Company’s common stock traded on a local over-the-counter stock exchange. When the Company’s operations substantially ceased, trading in the Company’s stock became minimal.  During recent periods, however, trading activity has resumed and the stock is currently traded on the OTC Bulletin Board.

During fiscal year 2001, the Company sold 3,200,000 shares of its unregistered common stock for $0.005 per share, or $16,000. Of the shares of common stock sold during fiscal year 2001, 1,400,000 shares were sold to an officer of the Company.

During fiscal year 2002, the Company sold 250,000 shares of its unregistered common stock for $0.10 per share, or $25,000. Of the shares of common stock sold during fiscal year 2002, 55,000 shares were sold to officers of the Company.  The sales of common stock during 2002 and 2001 were exempt from registration under the Securities Act of 1933 ("the Act") pursuant to Section 4(2) of the Act and Rule 506 of Regulation D.

5.

INCOME TAXES

At July 31, 2002 and 2001, the Company had deferred tax assets of approximately $19,700 and $14,700, respectively, arising principally from income tax net operating loss carryforwards.  As management cannot determine if it is more likely than not that the Company will receive the benefit of the assets, a valuation allowance equal to the deferred tax asset has been established at both July 31, 2002 and 2001.

At July 31, 2002 and 2001, the Company had net operating loss carryforwards totaling approximately $58,000 and $43,000, respectively, which expire in the years 2005 through 2022.

6.

RELATED PARTY TRANSACTIONS

The Company has been furnished with certain unreimbursed management, administrative, accounting and consulting services by various related parties, which are not reflected in the financial statements and are not material to the financial statements.  In addition to the related party transactions described in Note 4 to the financial statements, the Company paid $300 and $600 in fiscal years 2002 and 2001, respectively, and had accrued $497 as of July 31, 2001, to a company controlled by an officer for stock quotation and related services provided the Company.