Form 10QSB
period 2002-10-31
GOLD BOND RESOURCES INC
filed 2002-11-29
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 0-31981

Gold Bond Resources, Inc.

(Exact name of small business issuer as specified in its charter)

Washington

91-0757753

(State or other jurisdiction of

(IRS Employer Identification Number)

incorporation or organization)

12210 Carstens Rd., Reardan, WA 99029

(Address of principal executive offices)

Registrant’s Telephone Number, Including Area Code: (509) 796-2295

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

Yes [X]  No [  ]

At November 14, 2002, 9,419,999 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I

PAGE

ITEM 1.

Financial Information

Balance Sheets as of October 31, 2002 and July 31, 2002

3

Statements of Operations For the Three Months Ended

October 31, 2002 and 2001

4

Statements of Cash Flows For the Three Months

Ended October 31, 2002 and 2001

5

Notes to Financial Statements

6

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

7

ITEM 3.

Controls and Procedures

7

PART II

ITEM 1.

Legal Proceedings

8

ITEM 2.

Changes in Securities

8

ITEM 3.

Defaults Upon Senior Securities

8

ITEM 4.

Submission of Matters to a Vote of Security Holders

8

ITEM 5.

Other Information

8

ITEM 6.

Exhibits and Reports on Form 8-K

8

Signatures

9

Certifications

10

PART I.

ITEM 1.

FINANCIAL INFORMATION

Balance Sheets as of October 31, 2002

Gold Bond Resources, Inc.

and July 31, 2002

ASSETS

(Unaudited)

October 31,

July 31,

2002

2002

Current assets:

Cash

$

12,200

$

17,950

Total current assets

$

12,200

$

17,950

LIABILITES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable

$

-

$

-

Total current liabilities

-

-

Stockholders’ equity:

Common stock; $0.001 par value; 100,000,000

shares authorized; 9,419,999 shares issued

and outstanding

9,420

9,420

Additional paid-in capital

211,452

211,452

Accumulated deficit

(208,672)

(202,922)

Total stockholders’ equity

12,200

17,950

Total liabilities and stockholders’ equity

$

12,200

$

17,950

The accompanying notes are an integral part of these financial statements.

Gold Bond Resources, Inc.

Statements of Operations for the Three

(Unaudited)

Months Ended October 31, 2002 and 2001

October 31,

2002

2001

Operating expenses:

General and administrative expenses

$

5,800

$

5,369

Total operating expenses

5,800

5,369

Other (income) expenses:

Interest income

(50)

(37)

Total other (income) expenses

(50)

(37)

NET LOSS

$

5,750

$

5,332

NET LOSS PER SHARE

$

Nil

$

Nil

WEIGHTED AVERAGE NUMBER OF

SHARES OUTSTANDING – BASIC

9,419,999

9,186,303

The accompanying notes are an integral part of these financial statements.

Gold Bond Resources, Inc.

Statements of Cash Flows for the three Months

(Unaudited)

Ended October 31, 2002 and 2001

Three Months Ended

October 31,

2002

2001

Cash flows from operating activities:

Net loss

$

(5,750)

$

(5,332)

Adjustments to reconcile net loss to net cash

used by operating activities:

Change in:

Accounts payable

1,278

Net cash flows used by operating activities

(5,750)

(4,054)

Cash flows from financing activities:

Sales of common stock

25,000

Net cash flows provided by financing activities

25,000

NET (DECREASE) INCREASE IN CASH

(5,750)

20,946

CASH AT BEGINNING OF PERIOD

17,950

8,732

CASH AT END OF PERIOD

$

12,200

$

29,678

The accompanying notes are an integral part of these financial statements.

Gold Bond Resources, Inc.

(Unaudited)

Notes to Financial Statements

1.

Basis of Presentation:

The financial statements of Gold Bond Resources, Inc. included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended July 31, 2002 included in the registrant’s Form 10-KSB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.  The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ending July 31, 2003

2.

Nature of Business:

Gold Bond Resources, Inc. (“Gold Bond” or the “Company”) is a Washington Corporation formed in 1935 as Gold Bond Mining Company. The Company was organized to acquire and develop mineral properties in Washington State and the Inland Northwest.

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

In June 2000 the Board of Directors of the Company elected to commence implementation of the Company’s principal business purpose, and proceeded to file a Form 10-SB.  The Company’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation.  As such, the Company can be described as a “shell” company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

For the three month period ended October 31, 2002 compared to the three month period ended October 31, 2001

For the three months ended October 31, 2002, the Company had a net loss of $5,750 compared to a net loss of $5,332 during the comparable period in the previous year. The consistent losses were mainly attributed to general and administrative expenses associated with the Company’s audit of its financial statements and other fees associated with the reporting requirements of publicly traded companies.

Financial Condition and Liquidity

During the three month period ended October 31, 2002, the Company used $5,750 of cash in operating activities compared with a use of $4,054 in cash in its operating activities for the three months ended October 31, 2001.  The Company has no recurring revenue from operating activities and plans to fund its future operations through additional sales of its unregistered common stock, although there can be no assurance the Company will be able to continue to sell its unregistered common stock.

ITEM 3.

CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's treasurer and president believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 1.

LEGAL PROCEEDINGS

NONE

ITEM 2.

CHANGES IN SECURITIES

NONE

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.

OTHER INFORMATION

NONE

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

NONE

SIGNATURE

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gold Bond Resources, Inc.

(Registrant)

By: /s/: Robert W. O’Brien

November 26, 2002

Robert W. O’Brien

Date

Secretary/Treasurer, Director,

Chief Executive Officer and Principal Financial Officer

CERTIFICATIONS

I, Robert O'Brien certify that:

1.

I have reviewed this report on Form 10-QSB of Gold Bond Resources, Inc.

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.

Based on my knowledge the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report, or the Evaluation date; and

c)

Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5.

I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functioning):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

November 26, 2002

/s/ Robert W. O'Brien

Robert W. O'Brien

Secretary/Treasurer, Director, Chief Executive Officer and Principal Financial Officer