Form 10KSB/A
period 2002-07-31
GOLD BOND RESOURCES INC
filed 2002-12-16
CIK 1128353

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

At December 13, 2002, the registrant had 9,419,999 outstanding shares of par value $0.001 common stock.

1 of 21

TABLE OF CONTENTS

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

3

ITEM 2.

DESCRIPTION OF PROPERTIES

4

ITEM 3.

LEGAL PROCEEDINGS

5

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

5

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

5

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF

OPERATIONS

6

ITEM 7.

FINANCIAL STATEMENTS

7

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

17

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE

ACT

17

ITEM 10.

EXECUTIVE COMPENSATION

18

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

18

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

19

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

19

ITEM 14

CONTROLS AND PROCEDURES

20

SIGNATURES

20

CERTIFICATION

21

PART I

Item 1.  Description of Business

Forward-looking statements

This Form 10-KSB/A contains forward-looking statements.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts.  This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance.  The words “believe,” “expect,” “anticipate,” “intends,” “estimates,” “forecast,” “project” and similar expressions identify forward-looking statements.

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

DeCoria, Maichel & Teague P.S.

/s/ DeCoria, Maichel & Teague P.S.

Spokane, Washington

September 19, 2002

TABLE OF CONTENTS

Page

Balance Sheets, July 31, 2002 and 2001

9

Statements of Operations for the years ended July 31, 2002 and 2001

10

Statements of Changes in Stockholders’ Equity

for the years ended July 31, 2002 and 2001

11

Statements of Cash Flows for the years ended July 31, 2002 and 2001

12

Notes to Financial Statements

13

Gold Bond Resources, Inc.

Balance Sheets

July 31, 2002 and 2001

1

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

1.

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

1.

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

1.

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

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons, Compliance with

                Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers are as follows:

<r>

Affiliation

Name

Age

with Registrant

Expiration of Term

Robert O’Brien

67

CEO, Sec/Treasurer,

Director

Annual meeting

W. Sherwin Broadhead

72

President, Director

Annual meeting

Michael McLaughlin

69

Vice President, Director

Annual meeting

Business Experience of Directors and Executive Officers

Robert O’Brien – Mr. O’Brien has served as a Director and Treasurer of the Company since May 2000 and as Secretary of the Company since June 2000, and as CEO since November 2001.  Mr. O’Brien graduated from Gonzaga University with a BA Degree in Economics.  Since July 1996, Mr. O’Brien has been the sole owner and manager of Spokane Quotation Bureau, LLC, a company which publishes stock quotations for companies traded over-the-counter.  From 1985 to October 1995, Mr. O’Brien was a Director and Secretary/Treasurer of Inland Gold and Silver, now Inland Resources, Inc., a public company traded on the NASDAQ supervised Bulletin Board.  Mr. O’Brien currently serves as President and a Director of Quad Metals Corporation and is the Secretary and a Director of Aberdeen Idaho Mining Company.

</r>

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

5.3%

1224 W. Riverside Ave. Apt 709

Spokane, WA 99201

Security Ownership of Management as of September 20, 2002

Name and Address of

Amount and Nature of

Percent of

Title of Class

Beneficial Owner

Beneficial Ownership

Class(1)

Common stock

W. Sherwin Broadhead

495,000

5.3%

Common stock

Michael McLaughlin

120,500

1.3%

Common stock

Robert O’Brien

1,830,585

19.4%

Common stock

All Directors and executive

officers as a group

2,445,585

26.0%

(1)

Percent of ownership is based upon 9,419,999 shares of common stock outstanding at December 13, 2002.

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

GOLD BOND RESOURCES, INC.

(Registrant)

By:/s/ Robert W. O’Brien Date: December 13, 2002

Robert W. O’Brien, Secretary/Treasurer, Director, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Sherwin Broadhead Date: December 13, 2002

Sherwin Broadhead, President and Director

By:/s/ Michael McLaughlin Date: December 13, 2002

Michael McLaughlin, Vice President, and  Director

CERTIFICATION

I, Robert O'Brien certify that:

1. I have reviewed this report on Form 10KSB/A of Gold Bond Resources, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3 Based on my knowledge the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report, or the Evaluation date; and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functioning):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ Robert W. O'Brien

Robert W. O'Brien

Secretary/Treasurer, Director, Chief Executive Officer and Principal Financial Officer