Form 10QSB/A
period 2002-10-31
GOLD BOND RESOURCES INC
filed 2002-12-16
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB/A

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

Yes [X]  No [  ]

At December 13, 2002, 9,419,999 shares of the registrant’s common stock were outstanding.

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

ITEM 3.

CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB/A, the Company's treasurer and president believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

December 13, 2002

Robert W. O’Brien

Date

Secretary/Treasurer, Director,

Chief Executive Officer and Principal Financial Officer

CERTIFICATIONS

I, Robert O'Brien certify that:

1.

I have reviewed this report on Form 10-QSB/A of Gold Bond Resources, Inc.

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