Form 10QSB
period 2003-03-31
GOLD BOND RESOURCES INC
filed 2003-05-20
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                    to

Commission file number                              0-31981

Gold Bond Resources, Inc.

                  Washington

91-0757753

(State of other jurisdiction of incorporation

(I.R.S. Employer Identification No.)

 or organization)

10701 Corporate Drive, Suite 150

 Stafford, TX                                                                                       77477

(Address of principal executive offices)

(Zip Code)

(281) 240-1787

(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes    X         No_______

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date   74,918,999

Transitional Small Business Disclosure Format (check one);

Yes _____    No     X

GOLD BOND RESOURCES, INC.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

PART I. - FINANCIAL INFORMATION

Item 1. Financial Information

GOLD BOND RESOURCES, INC.

BALANCE SHEET

March 31, 2003

(Unaudited)

ASSETS

Current assets
Cash	$ 107,577
Accounts receivable, net of allowance for doubtful accounts of $0	60,020
Inventory	82,175
Total current assets	249,772

Property and equipment, net	34,293

Total assets	$ 284,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$ 144,074
Accrued expenses	6,296
Total current liabilities	150,370

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 100,000,000 shares authorized, 72,918,999 shares issued and outstanding	72,919
Additional paid-in capital	838,475
Accumulated deficit	(777,699)
Total Stockholders’ Equity	133,695

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 284,065

GOLD BOND RESOURCES, INC.

STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
Revenues	$ 76,005	$ 463,225
Cost of revenues	38,495	212,924
Gross margin	37,510	250,301

General, administrative and selling	310,490	122,427

Net income (loss)	$ (272,980)	$ 127,874

Basic and diluted loss per common share	$ (0.00)	$ 0.26

Weighted average shares outstanding	61,532,332	500,000

GOLD BOND RESOURCES, INC.

STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (272,980)	$ 127,874
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,058	-
Changes in assets and liabilities:
Accounts receivable	(41,960)	(145,702)
Inventory	5,017	-
Accounts payable	75,754	51,217
Accrued expenses	(93,704)	11,133
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(325,815)	44,522

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,098)	(9,969)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	325,000	-
Cash received in merger with public shell	85,393	-
CASH FLOWS FROM FINANCING ACTIVITIES	410,393	-

NET INCREASE IN CASH	76,480	34,553
Cash, beginning of period	31,097	101,530
Cash, end of period	$ 107,577	$ 136,083

GOLD BOND RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1: PRESENTATION

The consolidated balance sheet of Gold Bond Resources, Inc. as of March 31, 2003, the related consolidated statements of operations for the three ended March 31,2003 and 2002 and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2002 included in the financial statements have been prepared by Gold Bond without audit.  In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Gold Bond’s financial position and results of operations.  The results of operations for the three months periods are not necessarily indicative of the results of operations for the full year or any other interim period.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2002 as reported in Form 8-K/A, have been omitted.

NOTE 2: COMMON STOCK

During the quarter ended March 31, 2003, Gold Bond sold 6,500,000 shares of common stock for $.05 per share, or $325,000.

GOLD BOND RESOURCES, INC.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

Item 2. Management’s Discussion and Analysis or Plan of Operation

Gold Bond Resources, Inc. recently acquired EnerTeck Chemical Corporation (“EnerTeck”), through a reverse merger. EnerTeck, a wholly owned subsidiary of Gold Bond Resources, Inc. was incorporated in Texas on November 29, 2000 and is a Houston-based corporation specializing in combustion enhancement and emission reduction technology for diesel fuel.  EnerTeck’s primary product is EnerBurn, and is registered for highway use in all USA diesel applications. The products are used primarily in on-road vehicles, locomotives and diesel marine engines throughout the United States and selective international markets.

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

Financial Condition and Liquidity

Results of Operations

For the three month period ended March 31, 2003 compared to the three month period ended March 31, 2002

For the three months ended March 31, 2003, the Company recorded revenues of $76,005 versus revenues of $463,225 in the same period of 2002.  As a result of the reduced revenues the Company had a net loss of $272,980 compared to a net income of $127,874 during the comparable period of 2002.  The resulting losses in the first quarter of 2003 vs the net income from first quarter results of 2002 was primarily due to the Company’s  subsidiary losing its largest customer.  The customer loss was  due to its having filed bankruptcy in the United States Courts. Additionally an increase in general and administrative expenses associated with the audit of the Company’s financial statements and the preparation and filing of Form 8-K/A with the Securities and Exchange Commission for the year ended December 31, 2002 were incurred.

During the first quarter of 2003 the Company has relocated its corporate offices to larger premises and engaged additional personnel and professional consultants to facilitate in meeting the objectives of its new sales and marketing plan. The costs and burden associated there with have attributed to the resulting losses in the first quarter of 2003.

GOLD BOND RESOURCES, INC.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

During the three month period ended March 31, 2003, the Company used proceeds of the sale of 6,500,000 shares of Gold Bond common stock sold for $.05 per share to meet its operating obligations. These are compared to the operating activities of March 31, 2002 that provided $44,522 in cash to meet operating expenses.

Management is in the process of executing its sales and marketing plan initiatives, and projects realizing sales as a result of new tests being initiated in each of the forthcoming quarters within the various transportation and industrial sectors it is targeting.  Tests are generally initiated on smaller compliments of a transportation fleet in order to prove the economic benefit of EnerBurn to the prospective customer. Once the tests are successfully concluded, the Company projects its customers will use EnerBurn in a substantial compliment  of its fleets.  The Company currently has plans to raise additional working capital through equity financing and believes that together with its existing customer base and the prospects for the future, sufficient cash will be provided to meet operating expenses for the remainder of 2003.

Item 3.  Controls and Procedures

Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company's periodic SEC filings.

PART II OTHER INFORMATION

Items deleted are not applicable

Item 2.

Changes in Securities

During the first quarter of 2003 the Company commenced an offering of 10,000,000 shares of its common stock at $0.05 per share. A total of 6,500,000 shares were sold during the first quarter for gross proceeds of $325,000. The shares were offered by the Company and through Pennaluna and Company as sales agent for the Company. The sales agent was paid a commission of $5,000.

The shares were offered and sold pursuant to an exemption from registration under the Securities Act of 1933, as amended, pursuant to Regulation D and Rule 506 promulgated thereunder. The shares were offered and sold only to persons who were accredited investors as that term is defined in Regulation D.

GOLD BOND RESOURCES, INC.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

Item 5.

Other Information

On May 15, 2003, the Board of Directors of both Gold Bond Resources, Inc., and its wholly owned subsidiary EnerTeck Chemical Corporation, accepted the resignation of Kenneth S. O’Neill as a Director and President of both Gold Bond and EnerTeck.  Effective the same date, both Gold Bond and EnerTeck appointed Parrish B. Ketchmark as a Director and as interim President of both companies to fill the vacancies created by Mr. O’Neill’s resignations.

Item 6.

Exhibits and Reports on Form 8-K

During the quarter ended March 31, 2003 the Company filed the following Current Reports on Form 8-K:

Financial

Form

Date

Item Reported

Statements

Form 8-K

January 23, 2003

Item 1 (Change in Control of registrant)

No

Form 8-KA

March 18, 2003

Item 4 Changes in Registrant’s Certifying

   Accountant

Item 7 Financial Statements and Exhibits

Yes

   Audit FYE 12/31/ 2001 and 2002

Item 8 Change in Fiscal year

Form 8-KA

April 2, 2003

Item 4 Changes in Registrant’s Certifying

   Accountant

Item 7 Financial Statements and Exhibits

Yes

   Audit FYE 12/31/ 2001 and 2002

Item 8 Change in Fiscal year

Form 8-K

April 30, 2003

Item 5 Other Information

No

GOLD BOND RESOURCES, INC.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD BOND RESOURCES, INC.

/s/ Parrish B. Ketchmark

BY:

DATE:  May 20, 2003

Parrish B. Ketchmark, President

James P. Mullen

BY:

DATE:  May 20, 2003

James P. Mullen, Secretary

CERTIFICATION

I, Parrish B. Ketchmark, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB/A of Gold Bond Resources, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report if being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003

/s/ Parrish B. Ketchmark

Parrish B. Ketchmark, President

CERTIFICATION

I, Dwaine Reese, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB/A of Gold Bond Resources, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report if being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003

/s/ Dwaine Reese

Dwaine Reese, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit 99.1 – Certification of Parrish B. Ketchmark, Principal Executive Officer

Exhibit 99.2 – Certification of Dwaine Reese, Principal Financial Officer