Form 10QSB
period 2003-06-30
GOLD BOND RESOURCES INC
filed 2003-08-15
CIK 1128353

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[    X ]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2003

                                       OR

[    ]   TRANSITION REPORT  PURSUANT  TO SECTION  13 OR 15(D) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                                              to
                               ------------------------------------------


Commission file number  0-31981
                      ----------------------------------------------------------

                            GOLD BOND RESOURCES, INC.
--------------------------------------------------------------------------------

               Washington                                 91-0757753
--------------------------------------------------------------------------------
(State of other jurisdiction of incorporation         (I.R.S. Employer
            or organization)                          Identification No.)

10701 Corporate Drive, Suite 150
 Stafford, TX                                             77477
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                                  (281)240-1787
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes X  No
   ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 97,918,999
                                          -----------

Transitional Small Business Disclosure Format (check one);
Yes _____    No  X
                ---

                            GOLD BOND RESOURCES, INC.

                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                         PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

                    GOLD BOND RESOURCES, INC. and SUBSIDIARY
                           (dba Enerteck Corporation)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2003
                                   (Unaudited)

                                             ASSETS

Current assets
  Cash                                                                                             $          822,777
  Accounts receivable, net of allowance for doubtful accounts of $0                                           412,098
  Inventory                                                                                                    82,191
                                                                                                   ------------------
    Total current assets                                                                                    1,317,066

Property and equipment, net                                                                                   110,756
                                                                                                   ------------------

    Total assets                                                                                   $        1,427,822
                                                                                                   ==================

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                                                 $          179,997
  Accrued expenses                                                                                            156,501
                                                                                                   ------------------
    Total current liabilities                                                                                 336,498
                                                                                                   ------------------

Commitments and contingencies


STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares authorized, 97,918,999
    shares issued and outstanding                                                                              97,919
  Additional paid-in capital                                                                                2,348,974
  Accumulated deficit                                                                                      (1,355,569)
                                                                                                   ------------------
    Total Stockholders' Equity                                                                              1,091,324
                                                                                                   ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $        1,427,822
                                                                                                   ==================




                            GOLD BOND RESOURCES, INC.
                           (dba Enerteck Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                Three and Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)



                                                           Three Months Ended                      Six Months Ended
                                                                June 30,                               June 30,
                                                                -------                                -------
                                                        2003                2002               2003                2002
                                                   ---------------     ---------------    ----------------    ----------------


Revenues                                           $      437,341      $      332,740     $      513,346      $      795,965

Cost and expenses:
Cost of revenues                                           66,251             168,254            104,746             381,178
Sales commission                                          116,000                   -            116,000                   -
Non-cash stock compensation                               490,000                   -            490,000                   -
General and administrative                                342,960             159,946            653,450             282,373
                                                   --------------      --------------     --------------      --------------
                                                        1,015,211             328,200          1,364,196             663,551
                                                   --------------      --------------     --------------      --------------


Net income (loss)                                  $     (577,870)     $        4,540     $     (850,850)     $      132,414
                                                   ==============      ==============     ==============      ==============


Net income (loss) per share:
  Basic and diluted                                $        (0.01)     $            -     $           (0.01)  $            -
                                                   =================   ==============     =================   ==============

Weighted average shares outstanding:
  Basic and diluted                                    81,252,332          57,000,000         79,168,999          57,000,000
                                                   =================   ==============     =================   ==============



                    GOLD BOND RESOURCES, INC. and SUBSIDIARY
                           (dba Enerteck Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Three and Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                               2003                    2002
                                                                           ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                      $        (850,850)    $         132,414
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation                                                                  17,300                     -
      Non-cash stock compensation                                                  490,000                     -
        Changes in assets and liabilities:
          Accounts receivable                                                     (394,038)              (44,392)
          Other current assets                                                       5,001                (6,669)
          Accounts payable                                                         111,677                  (667)
          Accrued expenses                                                          66,893                11,606
                                                                         -----------------     -----------------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                                            (554,017)               92,292
                                                                         -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                             (99,803)              (14,903)
                                                                         -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Distribution to stockholders'                                                          -               (80,000)
  Sale of common stock, net of $129,500 cost of fundraising                      1,445,500                     -
                                                                         -----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES                                             1,445,500               (80,000)
                                                                         -----------------     -----------------

NET INCREASE IN CASH                                                               791,680                (2,611)
Cash, beginning of period                                                           31,097               101,530
                                                                         -----------------     -----------------
Cash, end of period                                                      $         822,777     $          98,919
                                                                         =================     =================


                    GOLD BOND RESOURCES, INC. and SUBSIDIARY
                           (dba Enerteck Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: PRESENTATION

The consolidated balance sheet of Gold Bond Resources, Inc., dba Enerteck Corporation ("Enerteck"), as of June 30, 2003, the related consolidated statements of operations for the three and six months ended June 30, 2003 and 2002 and the consolidated statements of cash flows for the three and six months ended June 30, 2003 and 2002 included in the financial statements have been prepared by Enerteck without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Enerteck's financial position and results of operations. The results of operations for the three months period are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2002 as reported in Form 8-K/A, have been omitted.

Stock Options:

Enerteck accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standard ("FAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002 requires pro forma net income (loss) and pro forma net income
(loss) per share to be disclosed in interim financial statements.

During the quarter ended June 30, 2003, EnerTeck's board of directors approved the issuance of options to acquire 11,000,000 shares of common stock to two employees. 10,000,000 options had an exercise price of $.001 per share resulting in $490,000 of compensation expense during the quarter ended June 30, 2003 under the intrinsic value method. The fair value on the date issued was determined based on the stock sold during the quarter (see note 2 below).

1,000,000 options were issued to an employee exercisable at $.12 per share. The options vested immediately and have a five year life.

The following table illustrates the effect on net income and earnings per share if Enerteck had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                             Three Months Ended                      Six Months Ended
                                                                  June 30,                               June 30,
                                                                  -------                                -------
                                                          2003                2002               2003                2002
                                                     ---------------     ---------------    ----------------    ----------------

Net income (loss), as reported                       $     (577,870)     $        4,540     $     (850,850)     $      132,414
                                                     ==============      ==============     ==============      ==============
Deduct: Total stock-based employee compensation
expense determined under the fair value based
method for all awards                                       (32,000)                  -            (32,000)                  -
                                                     --------------      --------------     --------------      --------------
Pro forma net income (loss)                          $     (609,870)     $        4,540     $     (882,850)     $      132,414
                                                     ==============      ==============     ==============      ==============

Income (Loss) per share:
Basic and diluted - as reported                      $           (0.01)  $            -     $           (0.01)  $            -
                                                     =================   ==============     =================   ==============
Basic and diluted - pro forma                        $           (0.01)  $            -     $           (0.01)  $            -
                                                     =================   ==============     =================   ==============

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 100%, risk-free interest rate of 3.5%, and expected life of 5 years.


NOTE 2: COMMON STOCK

During the three months ended June 30, 2003, Enerteck sold 25,000,000 shares of common stock for $.05 per share, or $1,250,000. Enerteck received $945,485 after expenses of $129,500 which were recorded as a reduction of additional paid in capital.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Gold Bond Resources, Inc. recently acquired EnerTeck Chemical Corporation ("EnerTeck Sub"), through a reverse merger. EnerTeck Sub, a wholly owned subsidiary of Gold Bond Resources, Inc. was incorporated in Texas on November 29, 2000 and is a Houston-based corporation specializing in combustion enhancement and emission reduction technology for diesel fuel engines. EnerTeck Sub's primary product is EnerBurn, which is registered with the EPA for highway use in all diesel applications in the United States of America. The Company's range of EnerBurn products are used primarily in on-road vehicles, locomotives and diesel marine engines throughout the United States and select international markets.

GENERAL

This report contains both historical and prospective statements concerning the Company and its operations. Prospective statements (known as "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995) are based on our belief or interpretation of information currently available, and may or may not prove true with the passage of time because of future risks and uncertainties. You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described. Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic conditions, cost and availability of feed-stocks, adverse weather conditions, competitive rate fluctuations, and audits or tax assessments of various federal, state or local taxing authorities, including the Internal Revenue Service.

RESULTS OF OPERATIONS

For the three month periods ended June 30, 2003 and June 30, 2002.
For the three months ended June 30, 2003, the Company recorded revenues of $437,341 versus revenues of $332,740 in the same period of 2002. The Company's net loss was $577,870 in the second quarter of 2003 versus a net income of $4,540 for the same period in 2002. The resulting losses in the second quarter of 2003 vs. the net income from second quarter results of 2002 was primarily due to the Company's expansion of its sales and marketing efforts, and a non cash charge of $490,000 in stock option expenses booked pursuant to ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Additionally, an increase in general and administrative expenses was incurred that were associated with the Company's increased activities.

For the six month periods  ended June 30, 2003 and June 30, 2002

The Company's net loss was $850,850, or $0.01 loss per share in the first six months of 2003, compared to net income of $132,414, or $0.002 per share in the first six months of 2002. The resulting losses in the six months year to date were primarily due to the Company's expansion of its sales and marketing efforts, and a non cash charge of $490,000 in stock option expenses booked pursuant to ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Additionally an increase in general and administrative expenses were incurred associated with the Company's increased activities.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2003, the Company has relocated its corporate offices to larger premises and engaged additional personnel and professional consultants to facilitate in meeting the objectives of its new sales and marketing plan. The costs and burden associated therewith have contributed to the resulting losses in the second quarter of 2003.

During the three month period ended June 30, 2003, the Company used a portion of the proceeds of the sale of 31,500,000 shares of Gold Bond common stock sold during the first and second quarter, sold for $.05 per share, to meet its operating obligations. These are compared to the operating activities of June 30, 2002 that used cash generated from prior periods to meet its operating expenses.

Management is in the process of executing its sales and marketing plan initiatives, and projects realizing sales as a result of new commercial performance demonstrations being initiated in each of the forthcoming quarters within the various transportation and industrial sectors it is targeting. Commercial performance demonstrations are ongoing or under negotiation with railroad, trucking and maritime shipping customers across the USA, United Kingdom, Europe, Japan and South America. These commercial performance demonstrations are generally initiated on a statistically significant number of vehicles of the subject transportation fleet in order to prove the economic benefit of EnerBurn to the prospective customer. Once the economic benefits are successfully demonstrated, the Company projects its customers will use EnerBurn in a substantial compliment of its fleets. The Company currently has plans to raise additional working capital through equity financing and believes that together with its existing customer base and the prospects for the future, sufficient cash will be provided to meet operating expenses for the remainder of 2003.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by us in the accompanying financial statements relate to reserves for accounts receivable collectibility and inventory valuations. Actual results could differ from those estimates.

Critical accounting policies are those that are both most important to the portrayal of a company's financial position and results of operations, and require management's subjective or complex judgments. Below is a discussion of what we believe are our critical accounting policies.

Revenue Recognition

We recognize revenues when an agreement is in place, price is fixed, title for product passes to the customer, and collectibility is reasonably assured.

Allowance for Doubtful Accounts

Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically (as circumstances warrant) based upon the expected collectibility of all such accounts.

Inventory

Inventory consists principally of finished goods and is priced at lower of cost or market, cost being determined using the first-in and first out (FIFO) method. Reserves are provided against inventory for estimated obsolescence based upon the aging of the inventory and market trends.


Management periodically re-evaluates these estimates as events and circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact the Company's results of operations from period-to-period.

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

                            PART II OTHER INFORMATION

Items deleted are not applicable

ITEM 4.

Changes in Securities

During the first and second quarter of 2003 the Company concluded an offering of 10,000,000 shares of its common stock at $0.05 per share. A total of 6,500,000 shares were sold during the first quarter and 3,500,000 shares were sold in the second quarter for gross proceeds of $325,000 and $175,000 respectfully. The shares were offered by the Company and through Pennaluna and Company as sales agent for the Company. The sales agent was paid a commission of $5,000.

Additionally the Company commenced a second offering of 21,500,000 shares of its common stock at $0.05 per share. A total of 21,500,000 shares were sold during the second quarter for gross proceeds of $1,075,000. The shares were offered by the Company and through Maxim Group as sales agent for the Company. The sales agent was paid fees and a commission totaling $129,000.

The shares in both offerings were offered and sold pursuant to an exemption from registration under the Securities Act of 1933, as amended, pursuant to Regulation D and Rule 506 promulgated thereunder. The shares were offered and sold only to persons who were accredited investors as that term is defined in Regulation D.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 99.1 - Certification of Dwaine Reese, Chief Executive Officer

         Exhibit 99.2 - Certification of Leon van Kraayenburg, Principal
                        Financial Officer

(b) Reports of Form 8-K

         During the quarter ended June 30, 2003 the Company filed no Current Reports on Form 8-K.




                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



GOLD BOND RESOURCES, INC.



BY:                                                      DATE:  August 14, 2003
    ------------------------------------------
         Dwaine Reese,
         Chief Executive Officer


BY:                                                      DATE:  August 14, 2003
    ------------------------------------------
         Leon van Kraayenburg,
         Principal Financial Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report if being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  Date:  August 14, 2003



                  -----------------------------------------
                  Dwaine Reese, Chief Executive Officer

                                  CERTIFICATION


         I, Leon van Kraayenburg, certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report if being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 14, 2003



                  -------------------------------------------
                  Leon van Kraayenburg, Principal Financial Officer

                                INDEX TO EXHIBITS

Exhibit 99.1 - Certification of Dwaine Reese, Chief Executive Officer

Exhibit 99.2 - Certification of Leon van Kraayenburg, Principal Financial
               Officer