Form 10QSB/A
period 2003-06-30
GOLD BOND RESOURCES INC
filed 2003-08-19
CIK 1128353

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                 AMENDMENT NO. 1

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------  --------------------------

Commission file number                           0-31981
                       ---------------------------------------------------------

                            GOLD BOND RESOURCES, INC.
--------------------------------------------------------------------------------

              Washington                               91-0757753
--------------------------------------------------------------------------------
(State of other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

10701 Corporate Drive, Suite 150
Stafford, TX                                                77477
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
Yes  X   No
   -----   -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 97,918,999

Transitional Small Business Disclosure Format (check one);

Yes      No  X
   -----   -----

                            GOLD BOND RESOURCES, INC.
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                         PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

                    GOLD BOND RESOURCES, INC. and SUBSIDIARY
                           (dba Enerteck Corporation)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2003
                                   (Unaudited)

                                             ASSETS

Current assets
  Cash                                                                                                                  $   822,777
  Accounts receivable, net of allowance for doubtful accounts of $0                                                         412,098
  Inventory                                                                                                                  82,191
                                                                                                                        -----------
    Total current assets                                                                                                  1,317,066
Property and equipment, net                                                                                                 110,756
                                                                                                                        -----------
    Total assets                                                                                                        $ 1,427,822
                                                                                                                        ===========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                                                      $   179,997
  Accrued expenses                                                                                                          156,501
                                                                                                                        -----------
    Total current liabilities                                                                                               336,498
                                                                                                                        -----------
Commitments and contingencies
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares authorized, 97,918,999
    shares issued and outstanding                                                                                            97,919
  Additional paid-in capital                                                                                              2,348,974
  Accumulated deficit                                                                                                    (1,355,569)
                                                                                                                        -----------
    Total Stockholders' Equity                                                                                            1,091,324
                                                                                                                        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                                              $ 1,427,822
                                                                                                                        ===========

                            GOLD BOND RESOURCES, INC.
                           (dba Enerteck Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                Three and Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                     Three Months Ended                      Six Months Ended
                                                                          June 30,                               June 30,
                                                                          -------                                -------
                                                                 2003                2002               2003                2002
                                                             ------------        ------------       ------------        ------------
Revenues                                                     $    437,341        $    332,740       $    513,346        $    795,965
Cost and expenses:
Cost of revenues                                                   66,251             168,254            104,746             381,178
Sales commission                                                  116,000                --              116,000                --
Non-cash stock compensation                                       490,000                --              490,000                --
General and administrative                                        342,960             159,946            653,450             282,373
                                                             ------------        ------------       ------------        ------------
                                                                1,015,211             328,200          1,364,196             663,551
                                                             ------------        ------------       ------------        ------------
Net income (loss)                                            $   (577,870)       $      4,540       $   (850,850)       $    132,414
                                                             ============        ============       ============        ============
Net income (loss) per share:
  Basic and diluted                                          $      (0.01)       $       --         $      (0.01)       $       --
                                                             ============        ============       ============        ============
Weighted average shares outstanding:
  Basic and diluted                                            81,252,332          57,000,000         79,168,999          57,000,000
                                                             ============        ============       ============        ============

                    GOLD BOND RESOURCES, INC. and SUBSIDIARY
                           (dba Enerteck Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Three and Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                                                    2003                    2002
                                                                                                -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                             $  (850,850)            $   132,414
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation                                                                                   17,300                    --
      Non-cash stock compensation                                                                   490,000                    --
        Changes in assets and liabilities:
          Accounts receivable                                                                      (394,038)                (44,392)
          Other current assets                                                                        5,001                  (6,669)
          Accounts payable                                                                          111,677                    (667)
          Accrued expenses                                                                           66,893                  11,606
                                                                                                -----------             -----------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                                                             (554,017)                 92,292
                                                                                                -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                              (99,803)                (14,903)
                                                                                                -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Distribution to stockholders'                                                                        --                   (80,000)
  Sale of common stock, net of $129,500 cost of fundraising                                       1,445,500                    --
                                                                                                -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES                                                              1,445,500                 (80,000)
                                                                                                -----------             -----------
NET INCREASE IN CASH                                                                                791,680                  (2,611)
Cash, beginning of period                                                                            31,097                 101,530
                                                                                                -----------             -----------
Cash, end of period                                                                             $   822,777             $    98,919
                                                                                                ===========             ===========

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

                                                                      Three Months Ended                    Six Months Ended
                                                                           June 30,                             June 30,
                                                                           -------                              -------
                                                                   2003                2002                2003            2002
                                                           ------------------     ---------------    ---------------     --------
Net income (loss), as reported                             $         (577,870)    $         4,540    $      (850,850)    $132,414
                                                           ==================     ===============    ===============     ========
Deduct: Total stock-based employee compensation
expense determined under the fair value based
method for all awards                                                 (32,000)               --              (32,000)        --
                                                           ------------------     ---------------    ---------------     --------
Pro forma net income (loss)                                $         (609,870)    $         4,540    $      (882,850)    $132,414
                                                           ==================     ===============    ===============     ========
Income (Loss) per share:
Basic and diluted - as reported                            $            (0.01)    $          --      $         (0.01)    $   --
                                                           ==================     ===============    ===============     ========
Basic and diluted - pro forma                              $            (0.01)    $          --      $         (0.01)    $   --
                                                           ==================     ===============    ===============     ========

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

For the sixe month periods  ended June 30, 2003 and June 30, 2002

The Company's net loss was $850,850, or $0.01 loss per share in the first six months of 2003, compared to net income of $132,414, or $0.002 per share in the first six months of 2002. The resulting losses in the second quarter were primarily due to the Company's expansion of its sales and marketing efforts, and a non cash charge of $490,000 in stock option expenses booked pursuant to ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Additionally an increase in general and administrative expenses were incurred associated with the Company's increased activities.

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

Management is in the process of executing its sales and marketing plan initiatives, and projects realizing sales as a result of new commercial performance demonstrations being initiated in each of the forthcoming quarters within the various transportation and industrial sectors it is targeting. Commercial performance demonstrations are ongoing or under negotiation with railroad, trucking and maritime shipping customers across the USA, United Kingdom, Japan and South America. These commercial performance demonstrations are generally initiated on a statistically significant number of vehicles of the subject transportation fleet in order to prove the economic benefit of EnerBurn to the prospective customer. Once the economic benefits are successfully demonstrated, the Company projects its customers will use EnerBurn in a substantial compliment of its fleets. The Company currently has plans to raise additional working capital through equity financing and believes that together with its existing customer base and the prospects for the future, sufficient cash will be provided to meet operating expenses for the remainder of 2003.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 31.2 - Certification required by Rule 13a-14(a) or Rule 15d-14(a), Reese

Exhibit 31.2 - Certification required by Rule 13a-14(a) or Rule 15d-14(a), van
               Kraayenburg

Exhibit 32.1 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and
               section 906 of the Sarbanes-Oxley Act of 202, 18 U.S.C.
               Section 1350, Reese

Exhibit 32.2 - Certification Required by Rule 13d-14(b) or Rule 15d-14(b) and
               section 906 of the Sarbanes-Oxley Act of 2002, 18 US.C. Section 1350, van Kraayenburg

(b) Reports of Form 8-K

               During the quarter ended June 30, 2003 the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD BOND RESOURCES, INC.


BY:                                                    DATE:  August 14, 2003
    -------------------------------------------------
         Dwaine Reese,
         Chief Executive Officer


BY:                                                    DATE:  August 14, 2003
    -------------------------------------------------
         Leon van Kraayenburg,
         Principal Financial Officer

                                INDEX TO EXHIBITS

     Exhibit 31.1 - Certification required by Rule 13a-14(a) or Rule 15d-14(a),
                    Reese

     Exhibit 31.2 - Certification required by Rule 13a-14(a) or Rule 15d-14(a), van Kraayenburg

     Exhibit 32.1 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b)
                    and section 906 of the Sarbanes-Oxley Act of 202, 18 U.S.C.
                    Section 1350, Reese

     Exhibit 32.2 - Certification Required by Rule 13d-14(b) or Rule 15d-14(b)
                    and section 906 of the Sarbanes-Oxley Act of 2002, 18 US.C.
                    Section 1350, van Kraayenburg