Form 10QSB
period 2003-09-30
GOLD BOND RESOURCES INC
filed 2003-11-19
CIK 1128353

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to


                         Commission file number 0-31981


                            GOLD BOND RESOURCES, INC.
        (Exact name of Small Business Issuer as Specified in its Charter)

WASHINGTON                                                            91-0757753
(State or Other Jurisdiction                                    (I.R.S. Employer
of Incorporation or                                               Identification
Organization)                                                            Number)

                        10701 CORPORATE DRIVE, SUITE 150
                              STAFFORD, TEXAS 77477
                    (Address of Principal Executive Offices)

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

                               Yes [X]   No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                  Common, $.001 par value per share: 97,918,999
                       outstanding as of November 1, 2003

================================================================================

                         PART I - FINANCIAL INFORMATION

                            GOLD BOND RESOURCES, INC.

                         Index to Financial Information
                         Period Ended September 30, 2003

ITEM                                                                        PAGE

Item 1 - Financial Statements:

Consolidated Balance Sheet                                                   3

Consolidated Statements of Operations                                        4

Consolidated Statements of Cash Flows                                        5

Notes to Consolidated Financial Statements                                   6


Item 2 - Management's Discussion and
                     Analysis or Plan of Operation                           8


Item 3 - Controls and Procedures                                             10

                       ENERTECK CORPORATION and SUBSIDIARY
                      (formerly Gold Bond Resources, Inc.)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2003
                                   (Unaudited)

                                             ASSETS
Current assets
  Cash                                                                             $   559,852
  Accounts receivable, net of allowance for doubtful accounts of $0                    306,839
  Other receivables                                                                     26,486
  Inventory                                                                             68,487
                                                                                   -----------
    Total current assets                                                               961,664

Property and equipment, net                                                            112,140
                                                                                   -----------

    Total assets                                                                   $ 1,073,804
                                                                                   -----------

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Accounts payable                                                                 $   144,015
  Accrued expenses                                                                     184,192
                                                                                   -----------
    Total current liabilities                                                          328,207
                                                                                   -----------

Commitments and contingencies

Stockholders' Equity:

  Common stock, $.001 par value, 100,000,000 shares authorized,
    9,791,899 shares issued and outstanding                                              9,792
  Additional paid-in capital                                                         3,397,101
  Accumulated deficit                                                               (2,661,296)
                                                                                   -----------
    Total stockholders' equity                                                         745,597
                                                                                   -----------

Total liabilities and stockholders' equity                                         $ 1,073,804
                                                                                   -----------

                       ENERTECK CORPORATION and SUBSIDIARY
                      (formerly Gold Bond Resources, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                Three Months Ended                   Nine Months Ended
                                                   September 30,                        September 30,
                                          -----------------------------       -----------------------------
                                              2003              2002             2003              2002
                                          -----------       -----------       -----------       -----------
Revenues                                  $    46,154       $   168,820       $   559,500       $   964,785

Cost and expenses:
Cost of revenues                               28,042           131,650           132,788           512,828
Sales commission                                2,653                --           118,653                --
Non-cash stock compensation                   960,000           420,000         1,450,000           420,000
General and administrative                    361,187           173,780         1,014,637           456,153
                                          -----------       -----------       -----------       -----------
                                            1,351,882           725,430         2,716,078         1,388,981
                                          -----------       -----------       -----------       -----------

Net loss                                  $ 1,306,728)      $  (556,610)      $(2,156,578)      $  (424,196)
                                          -----------       -----------       -----------       -----------

Net loss per share:
  Basic and diluted                       $     (0.13)      $     (0.10)      $     (0.33)      $     (0.07)
                                          -----------       -----------       -----------       -----------

Weighted average shares outstanding:
  Basic and diluted                         9,791,890         5,700,000         6,563,801         5,700,000
                                          -----------       -----------       -----------       -----------

                       ENERTECK CORPORATION and SUBSIDIARY
                      (formerly Gold Bond Resources, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                  2003           2002
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(2,156,578)   $  (424,196)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation                                                 32,542             --
      Non-cash stock compensation                               1,450,000        420,000
      Provision for asset impairment                                   --        100,000
        Changes in assets and liabilities:
          Accounts receivable                                    (288,779)       108,417
          Other current assets                                      7,781        (95,825)
          Accounts payable                                         (9,305)       (17,548)
          Accrued expenses                                         79,023          9,963
                                                              -----------    -----------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                           (885,316)       100,811
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                            (31,429)       (19,368)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Distribution to stockholders'                                        --        (80,000)
  Sale of common stock, net of $129,500 cost of fundraising     1,445,500             --
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES                            1,445,500        (80,000)
                                                              -----------    -----------

NET INCREASE IN CASH                                               528,75          1,443
Cash, beginning of period                                          31,097        101,530
                                                              -----------    -----------
Cash, end of period                                           $   559,852    $   102,973
                                                              -----------    -----------

NON-CASH INVESTING ACTIVITIES:
Equipment purchased included in accounts payable              $    85,000    $        --
                                                              -----------    -----------

                       ENERTECK CORPORATION and SUBSIDIARY
                      (formerly Gold Bond Resources, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: PRESENTATION

The consolidated balance sheet of EnerTeck Corporation ("EnerTeck"), formerly Gold Bond Resources, Inc., , as of September 30, 2003, the related consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002 and the consolidated statements of cash flows for the three and nine months ended September 30, 2003 and 2002 included in the financial statements have been prepared by Enerteck without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly EnerTeck's financial position and results of operations. The results of operations for the three months period are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2002 as reported in Form 8-K/A, have been omitted.

Stock Options and Warrants

Enerteck accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to
Employees.   Statement  of  Financial   Accounting  Standard  ("FAS")  No.  148,
Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002 requires pro forma net loss and pro forma net loss per share to be disclosed in interim financial statements.

During the quarter ended September 30, 2003, EnerTeck's board of directors approved the issuance of warrants to acquire 400,000 shares of common stock to three employees. The options vested immediately and have a five year life. The warrants have an exercise price of $1.20 per share resulting in $940,000 of compensation expense during the quarter ended September 30, 2003 under the intrinsic value method.

The following table illustrates the effect on net income and earnings per share if EnerTeck had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                        September 30,
                                                -----------------------------       -----------------------------
                                                    2003             2002               2003             2002
                                                -----------      ------------       -----------      ------------
Net loss, as reported                           $(1,306,728)      $  (556,610)      $(2,156,758)      $  (424,196)
Add: Expense recorded                               940,000                --         1,450,000                --
Deduct: Total stock-based employee
compensation expense determined under
the fair value based method for all awards        1,245,576)               --        (1,787,576)               --
                                                -----------       -----------       -----------       -----------
Pro forma net loss                              $(1,612,304)      $  (556,610)      $(2,494,334)      $  (424,196)
                                                -----------       -----------       -----------       -----------

Loss per share:
Basic and diluted - as reported                 $     (0.13)      $     (0.10)      $     (0.33)      $     (0.07)
                                                -----------       -----------       -----------       -----------
Basic and diluted - pro forma                   $     (0.17)      $     (0.10)      $     (0.38)      $     (0.07)
                                                -----------       -----------       -----------       -----------

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 100%, risk-free interest rate of 3.5%, and expected life of 5 years.

Comprehensive Income - Comprehensive income is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. EnerTeck's comprehensive income (loss) was equal to its net income (loss) for all periods presented in these financial statements.

NOTE 2:  REVERSE MERGER

On January 9, 2003, Enerteck Corporation (formerly Gold Bond Resources, Inc), an inactive public corporation, issued 5,000,000 shares of common stock in exchange for 100% of the outstanding common stock of Enerteck Chemical Corp., a privately held corporation. After the merger the stockholders of Enerteck Chemical Corp. owned approximately 75% of the combined entity. For accounting purposes this transaction was treated as an acquisition of EnerTeck Corporation and a recapitalization of Enerteck Chemical Corp., now a wholly-owned subsidiary of EnerTeck Corporation.


As a result of the merger Enerteck will no longer account for income taxes as disclosed in the footnotes to the audited financials. Enerteck will now compute Income taxes using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized On September 2, 2003, the Company's shareholders approved the name change from Gold Bond Resources, Inc. to EnerTeck Corporation.

NOTE 3: COMMON STOCK

During the nine months ended September 30, 2003, Enerteck sold 3,150,000 shares of common stock for $.50 per share, or $1,445,500. Enerteck received $945,485 after expenses of $129,500 which were recorded as a reduction of additional paid in capital.

On September 2, 2003, the stockholders and directors approved a 10:1 reverse stock split whereby each stockholder of EnerTeck Corporation will receive one share of EnerTeck Corporation's common stock in exchange for each ten shares of EnerTeck Corporation common stock.

All per share information included in the unaudited interim financial statements have been adjusted to reflect the stock split.

NOTE 4 - WARRANTS

During the nine-months ended September 30, 2003, EnerTeck Corporation issued warrants to consultants and employees as follows:


Various consulting agreements were executed at the time of the reverse merger, see note 2, consultants received warrants to acquire 2,148,150 shares of common stock at $1.20 per share. These options were valued using Black-Scholes with the resulting fair value charged against equity as a cost of the merger.

Warrants to acquire 175,000 shares of common stock at $1.20 per share were issued to a consultant for services provided to EnerTeck Chemical Corporation prior to the merger. No expense was recorded related to these warrants in the current year as the services were provided in 2002.


Warrants to acquire 200,000 shares of common stock at $.50 per share and 2,500 shares of common stock at $3.40 per share were issued to the investment banking firm. These shares were valued using Black-Scholes and charged against additional paid in capital as a cost of financing.


Warrants to acquire 1,000,000 shares of common stock at $.01 were issued to the CEO of EnerTeck Corporation. The warrants were accounted for under the intrinsic value method and resulted in $490,000 in compensation expense in the nine-months ended September 30, 2003.


Warrants to acquire 500,000 shares of common stock at $1.20 per share were issued to four employees. The warrants were accounted for under the intrinsic value method and resulted in $960,000 of compensation expense in the nine-months ended September 30, 2003.



    Warrants outstanding and exercisable as of September 30, 2003

                                ---Outstanding---                   Exercisable
Exercise Price       Number of Shares        Remaining Life      Number of Shares
--------------       ----------------        --------------      ----------------
         $0.01               1,000,000            4.5                    1,000,000
         $1.00               1,500,000            4.5                    1,500,000
         $1.20               1,323,150            4.5                    1,323,150
         $0.50                 200,000            4.5                      200,000
         $3.40                   2,500            4.5                        2,500
                             ---------                                   ---------

                             4,025,650                                   4,025,650
                             ---------                                   ---------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

         EnerTeck Corporation, formerly Gold Bond Resources, Inc. recently acquired EnerTeck Chemical Corp. ("EnerTeck Sub"), through a reverse merger. EnerTeck Sub, a wholly owned subsidiary of EnerTeck Corporation was incorporated in Texas on November 29, 2000 and is a Houston-based corporation specializing in combustion enhancement and emission reduction technology for diesel fuel engines. EnerTeck Sub's primary product is EnerBurn, which is registered with the EPA for highway use in all diesel applications in the United States of America. The Company's range of EnerBurn products are used primarily in on-road vehicles, locomotives and diesel marine engines throughout the United States and select international markets.

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

RESULTS OF OPERATIONS

         For the three month period ended September 30, 2003 compared to the three month period ended September 30, 2002, and the first nine months of 2003 compared to the first nine months of 2002.

         For the three months ended September 30, 2003, the Company recorded revenues of $46,154 versus revenues of $168,820 in the same period of 2002. The Company's net loss was $1,306,728 in the third quarter of 2003 versus a net loss of $556,610 for the same period in 2002. The resulting losses in the second quarter of 2003 vs. the net losses from second quarter results of 2002 was primarily due to the Company's expansion of its sales and marketing efforts, and a non cash charge of $960,000 in stock option expenses booked pursuant to ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Additionally, an increase in general and administrative expenses was incurred that were associated with the Company's increased activities. A non cash charge of $420,000 was recorded for the three month ended September 2002.

         The Company's net loss was $2,156,578, or $0.03 loss per share in the first nine months of 2003, compared to net loss of $424,196, or $0.01 per share in the first nine months of 2002. The resulting losses in the second quarter were primarily due to the Company's expansion of its sales and marketing efforts, and a non cash charge of $1,450,000 in stock option expenses booked pursuant to ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company experienced an increase in general and administrative expenses associated with the Company's increased sales and marketing activities.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 2003, the Company relocated its corporate offices to larger premises and engaged additional personnel and professional consultants to facilitate in meeting the objectives of its new sales and marketing plan. The costs and burden associated therewith have contributed to the resulting losses in the third quarter of 2003.

         During the three month period ended September 30, 2003, the Company continues to use a portion of the proceeds of the sale of 3,150,000 shares of Gold Bond common stock sold during the first and second quarter, sold for $.50 per share, to meet its operating obligations. These are compared to the operating activities of September 30, 2002 that used cash generated from prior periods to meet its operating expenses.

         Management continues the process of executing its sales and marketing plan initiatives, and projects realizing additional sales as a result of new commercial performance demonstrations being initiated in each of the forthcoming quarters within the various transportation and industrial sectors it is targeting. Commercial performance demonstrations are ongoing or under negotiation with railroad, trucking and maritime shipping customers across the USA, United Kingdom, Japan, Latin and South America. These commercial performance demonstrations are generally initiated on a statistically significant number of vehicles of the subject transportation fleet in order to prove the economic benefit of EnerBurn to the prospective customer. Once the economic benefits are successfully demonstrated, the Company projects its customers will use EnerBurn in a substantial compliment of its fleets.

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

Item 3.  CONTROLS AND PROCEDURES.

         The Company's Chief Executive Officer and Principal Financial Officer have reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, such officers believe that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEMS DELETED ARE NOT APPLICABLE.

Item 4.   CHANGES IN SECURITIES.

         During the first and second quarter of 2003 the Company concluded an offering of 1,000,000 shares of its common stock at $0.50 per share. A total of 650,000 shares were sold during the first quarter and 350,000 shares were sold in the second quarter for gross proceeds of $325,000 and $175,000 respectfully. The shares were offered by the Company and through Pennaluna and Company as sales agent for the Company. The sales agent was paid a commission of $5,000.

         Additionally the Company commenced a second offering of 2,150,000 shares of its common stock at $0.50 per share. A total of 2,150,000 shares were sold during the second quarter for gross proceeds of $1,075,000. The shares were offered by the Company and through Maxim Group as sales agent for the Company. The sales agent was paid fees and a commission totaling $129,000.

         The shares in both offerings were offered and sold pursuant to an exemption from registration under the Securities Act of 1933, as amended, pursuant to Regulation D and Rule 506 promulgated thereunder. The shares were offered and sold only to persons who were accredited investors as that term is defined in Regulation D.

Item 5.   OTHER INFORMATION.

         The Company has obtained approval from its stockholders for a change in domicile from Washington to Delaware with a resulting name change to Enerteck Corporation and a one-for-ten reverse split of its common stock. The changes will be effective upon the appropriate charter documents being filed in Washington and Delaware which is in the process of being completed.

         The Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission on September 17, 2003. The prospectus covers the public sale of 7,175,650 shares of common stock. We issued 3,150,000 of these shares in private transactions and will issue 4,025,650 of the shares upon the exercise of warrants that will also be issued in private transactions. The selling security holders may sell all or portion of their shares through public or private transactions at prevailing market prices or at privately negotiated prices.


         The Company will not receive any part of the proceeds from sales of these shares by the selling security holders. However, the Company will receive the proceeds from any warrants that are exercised. The warrants are exercisable at varying prices per share and the exercise of the warrants will provide the Company with up to $3,206,280 in additional working capital.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

         31.2     Certification  of  Principal  Financial  Officer  pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

         32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

         (b)      Reports on Form 8-K.

         Listed below are reports on Form 8-K filed during the fiscal quarter ended September 30, 2003.

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     GOLD BOND RESOURCES, INC.

                                                     (Registrant)



Dated:    November 19, 2003                 By:  /s/ Dwaine Reese
                                               ---------------------------------
                                                     Dwaine Reese,
                                                     Chief Executive Officer


Dated:    November 19, 2003                 By:  /s/ Leon van Kraayenburg
                                               ---------------------------------
                                                     Leon van Kraayenburg,
                                                     Principal Financial Officer