Form 10KSB
period 2003-12-31
ENERTECK CORP
filed 2004-04-14
CIK 1128353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the Fiscal Year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-31981

                              ENERTECK CORPORATION
                 (Name of small business issuer in its charter)

               Delaware                                   47-0929885
     ----------------------------                      ---------------------
     (State or other jurisdiction                      (IRS Employer ID No.)
   of incorporation or organization)

              10701 Corporate Drive, Suite 150, Stafford, TX 77477
             -------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                    Issuer's telephone number (281) 240-1787

       Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [XX] YES [ ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year. - $473,596

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed first fiscal quarter $6,942,294.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,792,025 AS AT MARCH 31, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2004 are incorporated by reference into Part III.

                                   FORM 10-KSB
                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

ENERTECK CORPORATION, the "Registrant", the "Company" or "EnerTeck Parent" was incorporated under the laws of the State of Washington on July 30, 1935 under the name of Gold Bond Mining Company for the purpose of acquiring, exploring, and developing precious metal mines and, if warranted, the mining of precious metals. It subsequently changed its name to Gold Bond Resources, Inc. in July 2000. On January 9, 2003, the Registrant acquired EnerTeck Chemical Corp. ("EnerTeck Sub") as its wholly owned operating subsidiary. For a number of years prior to its acquisition of EnerTeck Sub, the Company was an inactive, public "shell" corporation seeking to merge with or acquire an active, private company. As a result of the acquisition, the Registrant is now acting as a holding company, with EnerTeck Sub as its only operating business. Subsequent to this transaction, on November 24, 2003, the Company changed its domicile from the State of Washington to the State of Delaware, changed its name from Gold Bond Resources, Inc. to EnerTeck Corporation and effected a one from 10 reverse common stock split.

EnerTeck Sub, the Company's wholly owned operating subsidiary, was incorporated in the State of Texas on November 29, 2000. It was formed for the purpose of commercializing a diesel fuel specific combustion catalyst known as EnerBurn
(TM), as well as other combustion enhancement and emission reduction technologies. Nalco/Exxon Energy Chemicals, L.P. ("Nalco/Exxon L.P."), a joint venture between Nalco Chemical Corporation and Exxon Corporation commercially introduced EnerBurn in 1998. When Nalco/Exxon L.P. went through an ownership change in 2000, Dwaine Reese a former Nalco employee, formed EnerTeck Sub. It acquired the EnerBurn trademark and related assets and took over the Nalco/Exxon
L. P. relationship with the EnerBurn formulator and blender, and its supplier, RubyCat Technology. The decision to form EnerTeck Sub and acquire the EnerBurn business was motivated by Mr. Reese's belief that:

     o    EnerBurn was clearly beginning to gain market acceptance;

     o The gross margins associated with EnerBurn sales would support the business model, since existing customers would likely continue to buy the product due to the significant impact on diesel fuel savings and reduced emissions;

     o EnerBurn had been professionally tested extensively in field applications as well as in the laboratory, clearly demonstrating its effectiveness in increasing fuel economy and reducing emissions and engine wear;

     o Use of the product in diesel applications has a profound impact on a cleaner environment.

BUSINESS OF ISSUER

OVERVIEW

The Registrant, through its wholly owned subsidiary, specializes in the sales and marketing of a fuel borne catalytic engine treatment for diesel engines known as EnerBurn(TM). The Company utilizes a sales process that includes detailed proprietary customer fleet monitoring protocols in on-road applications that quantify data and assists in managing fuel economy in combustion diesel engines while utilizing EnerBurn. Test data prepared by Southwest Research Institute and actual customer usage has indicated that the use of EnerBurn in diesel engines improves fuel economy, lowers smoke, and decreases engine wear and the dangerous emissions of both Nitrogen Oxide (NOx) and microscopic airborne solid matter (particulates). The Company's principal target markets are the trucking, railroad and maritime shipping industries. Each of these industries share certain common financial characteristics, i.e. i) diesel fuel represents a disproportionate share of operating costs; and ii) relatively small operating margins are prevalent. Considering these factors, management believes that the use of EnerBurn and the corresponding 8% to 15% derived savings in diesel fuel costs can positively effect the operating margins of its customers while contributing to a cleaner environment.

Since the Registrant is currently a sales and marketing organization, it has not spent any funds on research and development activities. The Company owns the EnerBurn trademark and, pursuant to a memorandum of understanding, was granted exclusive global marketing rights from its formulator, blender and supplier, RubyCat (which arrangement requires the Company to meet certain annual minimum purchase levels to maintain such exclusivity), and an option to purchase the EnerBurn technology and associated assets by December 31, 2003 for $6.6 million which was not exercised and has thus expired. Based upon sales volume to date, the Company has not achieved these required minimum levels. However, management is presently in discussions with RubyCat to waive the requirements necessary for the Company to maintain this exclusivity, as well as keep open the possibility of the Company acquiring RubyCat and/or the related technology and associated assets. No assurance can be given that the parties can reach an acceptable agreement on either transaction. If the Company were to lose this exclusivity, it may have a material adverse effect on its business and planned operations.

To date, the Company has engaged in limited marketing of the EnerBurn technology and has generated minimal sales, principally to the trucking and marine industry. It competes in an evolving market with a significant number of competitors that include both established businesses and new entries into the field.

It should be noted that for the year ended December 31, 2003, 95% of sales revenues were concentrated among five customers, of which one provided 42% of those sales. The loss of any of the aforementioned five customers, especially the biggest one, would adversely affect the Company's business. No assurances can be given that the Company would be able to adequately replace the loss of any of these customers.

WORKING CAPITAL REQUIREMENTS

Over  the  next  12  months,   the  Company   anticipates  its  working  capital
requirements to be approximately $1.0 million which it anticipates will be derived from sales, the issuance of stock through the exercise of warrants and equity financing.

THE INDUSTRY

GENERAL DISCUSSION OF DIESEL FUEL AND DIESEL FUEL ADDITIVES

As crude oil is heated, various components evaporate at increasingly higher temperatures. First to evaporate is butane, the lighter-than-air gas used in cigarette lighters, for instance. The last components of crude oil to evaporate, and the heaviest, include the road tars used to make asphalt paving. In between are gasoline, jet fuel, heating oil, lubricating oil, bunker fuel (used in ships), and of course diesel fuel. The fuel used in diesel engine applications such as trucks and locomotives is a mixture of different types of molecules of hydrogen and carbon and include aromatics and paraffin.

Diesel fuel cannot burn in liquid form. It must vaporize into its gaseous state. This is accomplished by injecting the fuel through spray nozzles at high pressure. The smaller the nozzles and the higher the pressure, the finer the fuel spray and vaporization. When more fuel vaporizes, combustion is more complete, so less soot will form inside the cylinders and on the injector nozzles. Soot is the residue of carbon, partially burned and unburned fuel.

Sulfur is also found naturally in crude oil. Sulfur is a slippery substance and it helps lubricate fuel pumps and injectors. It also forms sulfuric acid when it burns and is a catalyst for the formation of particulate matter (one of the exhaust emissions being regulated). In an effort to reduce emissions, the sulfur content of diesel fuel is being reduced through the refinery process, however, the result is a loss of lubricity.

Diesel fuel has other properties that affect its performance and impact on the environment as well. The main problems associated with diesel fuel include:

     o    Difficulty getting it to start burning
     o    Difficulty getting it to burn completely
     o    Tendency to wax and gel
     o    With introduction of low sulfur fuel, reduced lubrication
     o    Soot clogging injector nozzles
     o    Particulate emissions
     o    Water in the fuel
     o    Bacterial growth

Diesel fuel additives have been developed to address the variety of problems associated with diesel fuel performance.

DIESEL FUEL AND THE ENVIRONMENT

The diesel fuel industry is at a critical juncture. Today, diesel fuel is the most cost effective fuel/engine technology available for heavy-duty industrial and vehicle service. However, environmentally it needs dramatic improvement. Governments worldwide are legislating specifications regarding the fuel itself and diesel engine design.

Today's advanced diesel engines are far cleaner than the smoke-belching diesels of recent decades. Unfortunately, even smokeless diesel engines are not clean enough to meet current stricter air pollution regulations.

While diesel engines are the only existing cost-effective technology making significant inroads in reducing "global warming" emissions from motor vehicles, it is not sufficient to satisfy regulators and legislators. Diesel engines will soon be required to adhere to stringent regulatory/legislative guidelines that meet near "zero" tailpipe emissions, especially on smog-forming nitrogen oxides
(NOx), particulate matter (PM) and "toxins"; the organic compounds of diesel exhaust.

Diesel engines can become ultra-clean. Meeting the environmental challenges will require extensive research on clean-diesel technology. Research in this area is currently being sponsored by government agencies, major engine companies, truck manufacturers, automobile makers, catalyst producers and, for fuels, oil refining companies and their technology suppliers.

The  search  for   ultra-clean   diesel  is  far  from  over.   Discoveries  and
breakthroughs will continue to prevail. In the past several months, new developments have appeared on the horizon for combined PM/NOx traps, non-thermal plasma/catalyst exhaust treatment systems, and new refinery desulfurization technologies. Large Fortune 500 companies, as well as small, emerging technology companies are investing hundreds of millions of dollars in research and development worldwide on these and other clean-diesel technologies.

Today, there is no economic alternative to diesel engines for most industrial applications. This is true for ocean vessels, tug boats, commercial/recreational vessels, locomotive, trucking, bus transport, construction, mining, agriculture, logging, distributed power generation, and, in many parts of the world, personal transportation. In short, diesel fuel does the world's heavy work.

PRODUCTS AND SERVICES

THE DIESEL FUEL ADDITIVE PRODUCT LINE

                                    ENERBURN

EnerBurn is a liquid, chemical formulation, presently sold in bulk quantities to fleet and vessel operators, under three product codes differentiated by market application and product concentration, as indicated below:



Product                          Application
-------                          -----------
EnerBurn EC5805A                 U.S. On-Road Market
EnerBurn EC5931A                 U.S. Off-Road  Market
EnerBurn EC5805C                 International Market

Although added to diesel fuel and generally referred to as a diesel fuel additive within the industry, EnerBurn functions as an engine treatment application by removing carbon deposits from the combustion surfaces of the engine and greatly reducing further carbon deposit buildup. It also provides for an increased rate of combustion. By adding EnerBurn to diesel fuel in accordance with proprietary methodology, it forms a non-hazardous catalytic surface in the diesel engine combustion chamber and on the surface of the piston heads. This surface is visible in the form of a monomolecular film that develops after initiation of treatment and remains active for a period of time after cessation of treatment.

The buildup of carbon within the combustion chamber of a diesel engine can generate greater exhaust opacity and increased engine wear. These carbon deposits can cause piston rings to stick and reduce compression resulting in decreased engine efficiency with extended use.

The unique chemical formulation of EnerBurn, when applied in accordance with proprietary methodology, has been shown to produce the following benefits (See "Product Testing", below):



---------------------------------------------------------------
MEASUREMENT                              PERCENTAGE IMPROVEMENT
---------------------------------------------------------------
Fuel Economy                             8-15% Improvement
---------------------------------------------------------------
NOx Formation                            10-20% Reduction
---------------------------------------------------------------
Smoke                                    25-70% Reduction
---------------------------------------------------------------
Brake Horsepower                         Up to a 4% increase
---------------------------------------------------------------
Engine Wear                              30-50% Reduction
---------------------------------------------------------------

           ENERBURN VOLUMETRIC PROPORTIONING INJECTOR EQUIPMENT (VPI)

Volumetric proportioning injection equipment is used to deliver proper dosage ratios of EnerBurn to the diesel fuel, and are typically offered to the Company's customers in support of an EnerBurn sale. Two equipment vendors supply additive injection equipment to the Company that is either installed at a bulk fueling depot or onboard the vehicle or vessel.

PRODUCT TESTING

                          SOUTHWEST RESEARCH INSTITUTE

The Southwest Research Institute ("SWRI") of San Antonio, Texas has extensively tested the EnerBurn technology. This institute is an independent, nonprofit, applied engineering and physical sciences research and development organization with 11 technical divisions using multidisciplinary approaches to problem solving. The Institute occupies 1,200 acres and provides nearly two million square feet of laboratories, test facilities, workshops, and offices for more the 2,700 employees who perform contract work for industry and government clients.

The extensive testing of EnerBurn conducted by SWRI confirmed product claims of lower highway smoke, reduced NOx emissions, a significant reduction in engine wear and an increase in horsepower. Actual customer usage data has confirmed the claim that EnerBurn usage reduces fuel consumption.

                  ENERBURN PROOF OF PERFORMANCE DEMONSTRATIONS

An integral part of the Company's sales process is to conduct proof of performance demonstrations for potential customers wherein the Company accumulates historical fleet data that documents the effects of the use of EnerBurn (i.e. advantages in terms of increased fuel economy, a decrease in engine wear and reductions in toxic emissions) on that customer's specific vehicles. In connection with these proofs of performance demonstrations, the Company provides fleet monitoring services and forecasts of fuel consumption for purposes of the prospective customer's own analysis. Proof of performance demonstrations for a large number of prospective and existing customers have been completed. A sampling of such trials include: (1) a fleet of over 3,000 long haul trucks , (2) a fleet of 24 three-year old Morrison Knudson 1500 locomotives with Caterpillar 3512 diesel engines, and (3) a sampling of eight maritime push boats .

The results below are indicative of typical customer experiences using EnerBurn. In many instances, customers have directly informed the Company about their satisfaction with EnerBurn and the fuel savings that its use has provided them. In all cases, the Company's own comparison of the customer provided historical fuel usage data with the EnerBurn usage (which the Company has monitored) data has proven to the Company and the customer that the use of EnerBurn has reduced their fuel consumption. In addition to fuel consumption reduction, the decrease in emissions resulting from EnerBurn use is measured with a device called the UEI Intelligent Solutions Meter. Similarly, the percentage reduction in opacity (smoke generated by diesel engines) is measured by the Wager 6500 Meter (manufactured by Robert H. Wager Co., Inc.).

     o An EnerBurn proof of performance demonstration of a long haul truck fleet began in August of 1998. The number of trucks treated with EnerBurn exceeded 3,000-Century Class Freightliners, most of which were equipped with Caterpillar or similar type engines. This company's measurable fuel savings averaged 10.4% over a 3 plus year period while using EnerBurn, resulting in annual fuel savings in excess of $6.5 million. In addition, the company's maintenance department observed significant reductions in metal loss in crankcase wear-parts, although they did not attempt to quantify the value of this phenomenon.

     o A fleet of 24 three-year-old 1400 horsepower Morrison Knudson MK1500 locomotives with Caterpillar 3512 diesel engines were used for a 12-month proof of performance demonstration of the effectiveness of EnerBurn. This demonstration started on July 1, 1999 and clearly documented a 10.8% reduction in fuel consumption and a 9.5% reduction in Brake Specific Fuel Consumption ("BSFC"). The demonstration also reflected a significant reduction in engine wear, confirmed by a 56% reduction in copper content of the lube oil.

     o Three maritime vessels were selected from a large fleet, based on size and typical routes for accessibility of regular fueling at this company's bulk fueling barge. A proof of performance protocol was developed under the guidance and supervision of this company's management. The base line demonstration commenced on July 11, 2001 and the final demonstration was performed on February 28, 2002. One of the three demonstration vessels represented an untreated placebo; two were treated with EnerBurn. The two treated vessels exhibited a measured reduction in fuel consumption of 7% and 9.9%, while the untreated placebo experienced nearly a 10% increase in fuel consumption. Additionally five vessels with different diesel engines were selected for proof of performance under the same protocols yielding results in excess of 10% in fuel savings, significant reductions in opacity, from 33%-86%, reductions of NOx emissions between 11% and 20%.

THE TARGET MARKET

OVERVIEW OF WORLDWIDE DIESEL FUEL CONSUMPTION

The U.S. Department of Energy, Energy Information Administration ("EIA") estimates that worldwide annual consumption of diesel fuel approximates 210 billion U.S. gallons. A breakdown of this estimate is summarized as follows:

                                           Annual consumption of
                                      Diesel Fuel - Billion USG/Year
                                      ------------------------------

United States                                       60
Europe                                              60
Pacific Rim                                         50
Rest of the World                                   40
                                                  ----
     Total Gallons Consumption                     210


DOMESTIC DIESEL FUEL CONSUMPTION

Based on further EIA published data, the following table* depicts domestic distillate fuel oil consumption by energy use for 2001:



---------------------------------------------------------
ENERGY USE                        2001 (THOUSAND GALLONS)
---------------------------------------------------------
U.S. Total                               58,971,486
---------------------------------------------------------
Residential                               6,263,440
---------------------------------------------------------
Commercial                                3,505,057
---------------------------------------------------------
Industrial                                2,323,797
---------------------------------------------------------
Oil Company                                 820,321
---------------------------------------------------------
Farm                                      3,427,343
---------------------------------------------------------
Electric Power                            1,510,273
---------------------------------------------------------
Railroad                                  2,951,831
---------------------------------------------------------

---------------------------------------------------------
Vessel Bunkering                          2,093,252
---------------------------------------------------------
On-Highway Diesel                        33,215,320
---------------------------------------------------------
Military                                    346,060
---------------------------------------------------------
Off-Highway Diesel                        2,514,791
---------------------------------------------------------

* Sources: Energy Information Administration's Form EIA-821, "Annual Fuel Oil and Kerosene Sales Report," for 1997-2001 and "Petroleum Supply Annual," Volume 1, 1997-2001. Totals may not equal sum of components due to independent rounding.

DIESEL FUEL CONSUMPTION IN STRATEGIC GEOGRAPHIC TARGET MARKETS

The following table* depicts diesel fuel consumption for transportation use only and excludes other such industries to include mining, farm, and electric power. The Registrant has active sales efforts in each of these three International markets.


------------------------------------------------------
COUNTRY/REGION      1999 CONSUMPTION (MILLION GALLONS)
------------------------------------------------------
Western Europe                   44,457
------------------------------------------------------
Japan                             9,198
------------------------------------------------------
Brazil                            7,665
------------------------------------------------------

* Source: EIA "International Energy Annual, 1999."

THE COMPANY'S PRIMARY DOMESTIC TARGET MARKETS BY ENERGY USERS

The Company's primary domestic target markets by energy users include the trucking industry, railroad industry, and the maritime shipping industry, all responsible for transporting freight. Combined, these three industries consume approximately 38 billion gallons of diesel fuel, or over 50% of annual domestic consumption.

According to information compiled by Charles River Associates, between 1960 and 1998, the amount of freight moved each year for each American increased by 50%, while the average cost of moving a ton of freight one mile (adjusted for inflation) fell by 12.5%. For trucking, railroad, and maritime shipping companies, diesel fuel accounts for a disproportionate share of total operating costs. Furthermore, each of these industries typically experiences relatively small operating margins. Because of these financial factors, management believes that the ability to reduce fuel consumption, even by a small amount, could have a dramatic effect on its customers' competitive viability.

                                TRUCKING INDUSTRY

The domestic trucking industry employs over 9 million people, including over 3 million truck drivers and contributes about five percent to our Gross National Product. During 2000, according to the American Trucking Association, excluding government and farm, 173 billion miles were logged by all trucks used for business purposes and consumed 30.3 billion gallons of diesel fuel.

The trucking industry typically measures its costs by the mile, with fuel representing one of the largest variable cost items for truck operators. According to a publication prepared by Newport Communications, which profiled the Heavy Duty and Commercial Truck Market, annual Class 8 Truck (heavy duty) mileage ranged from 121,000 annual miles per truck for truck load carriers to 140,000 annual miles per truck for the owner-operator carrier. Annual operator mileage for Class 6-7 Trucks (medium duty) was significantly lower, ranging from 40,000 to 56,000 miles per truck. Trucking industry analyst, Martin Labbe Associates, calculates that in mid-1998, LTL truckers were spending an average
17.8 cents per mile for fuel. In mid-2001, the average cost had risen to 25 cents a mile for fuel. Unfortunately for trucking companies, the prices of delivering freight have not kept pace with rising costs.

According to Transportation Technical Services, the average profit margin for truckers since the late 1970's is about 2%. In 2000, revenues of public truckload carriers rose 5.9%, representing a 40% increase in tonnage and 60% in surcharges and higher rates. However, profits were down almost 22%. Market analysts at A.G. Edwards & Sons noted 3,670 bankruptcies among companies with five or more trucks in 2000. Another 1,000 closed down in the first quarter of 2001. In previous years, when fuel prices were low, the bankruptcy rate was under 300 per quarter.

The Company believes this analysis  clearly  supports the significant  impact of
fuel  costs  on  the   profitability   and  viability  of  trucking   companies,
particularly in a slow economy with less freight being moved.

                        NORTH AMERICAN RAILROAD INDUSTRY

According to the Association of American Railroads, more than 600 freight railroads operate in Canada, Mexico, and the United States with over 173,000 million miles of track and generate $42 billion in annual revenues. These railroads account for more than 40 percent of all freight transportation.

Currently, the active locomotive fleets in the North American market number approximately 33,000 units, including heavy-haul freight locomotives, commuter locomotives and lower-horsepower, short-haul and terminal locomotives. The average number of new locomotives delivered in the past 10 years was 1,000 annually.

On average, locomotives are three times more fuel-efficient than trucks. Moreover, locomotive fuel efficiency is continually improving. In 2001, locomotives moved a ton of freight 403 miles on average per gallon of diesel, up from 235 miles in 1980. In 2001 alone, U.S. freight locomotives consumed 2.6 billion fewer gallons of diesel fuel than they would have if their fuel efficiency had remained constant since 1980.

Based on revenue per ton-mile, on average it costs 29% less to move freight by locomotive in 2001 than it did in 1981. Additionally, diesel fuel expenditures typically represent between six and 10 percent of operating budgets for domestic locomotive lines. Canada's railways, for instance, have been improving their fuel efficiency at an annual rate of about 1.9 percent per year.

Because of these factors, locomotives, as demonstrated, are keenly aware of the positive impact fuel savings can have on their ability to remain competitive.

                           MARITIME SHIPPING INDUSTRY

The domestic maritime shipping industry transports freight around our Nation's inland waterways and along our Nation's coasts. The Company's primary marketing efforts are presently directed at those companies that operate vessel fleets throughout our Nation's inland and inter-coastal waterways.

Inland water freight transportation is comprised of more than 4,000 tugboats and towboats and over 28,000 barges. These vessels move 15% of the Nation's freight representing nearly 800 million tons annually, over a 25,000-mile waterway system, contributing about $5 Billion a year to the U.S. economy. Because of the enormous cargo capacity of a barge, this industry represents the most economical mode of transporting commercial freight.

THE COMPANY'S SECONDARY DOMESTIC TARGET MARKETS BY ENERGY USERS

To a lesser extent, the Company markets EnerBurn to other domestic industries that are reliant upon diesel fuel. Those industries include electric power, oil and gas production (both onshore and offshore), mining, and agricultural. However, at the present time, the Company has limited its efforts in these industries to specific customer applications wherein it has a personal relationship.

SALES AND MARKETING STRATEGY

THE COMPANY'S SALES PROCESS

The fuel additive industry has historically been mired by a myriad of technically dubious products and potential customers are usually wary of promotional claims by product manufacturers or "snake oil" peddlers as they are sometimes labeled.

Prospective customers in all targeted market sectors and geographic locations are primarily concerned about the potential business risks associated with the adoption of any new fuel or engine treatment. Thus, the first resistant barrier to adoption of a fleet proof of performance demonstration is dispelling fear about impact on engine warranties and any potential business risk associated with a fleet shutdown caused by the Company's product. The potential EnerBurn fuel and maintenance savings are strong motivators but are secondary to risk avoidance. The SWRI fitness for use testing and customer testimonials are paramount in assisting the Company in addressing these fears.

Potential customers have a strong predisposition to accept only demonstrable proof-of-benefit in their own fleet as justification for any new expenditure. After risk avoidance, the ability to demonstrate and prove results is the primary obstacle for market adoption of the EnerBurn product.

The Company's sales process begins with a proof of performance demonstration that is a thorough analysis of the potential customer, including fleet type, size, and opportunity. (See "Business -Product Testing- EnerBurn Proof of Performance Demonstrations", above). This is followed with sales presentations at both the executive level and maintenance level. Executive level sales presentations emphasize return on investment ("ROI"), while maintenance level sales presentations emphasize the Company's technology and why it does not impact engine warranties and any potential business risk associated with a fleet shutdown.

Convincing a potential customer to undertake a proof of performance demonstration is a difficult task because there is a significant expense to be borne by the potential customer. Specifically, the potential customer must pay for both the EnerBurn that is used during the demonstration as well as purchase the additive injection equipment that is also needed. The cost will vary according to the potential customer and the industry in which it is in. For a proof of performance demonstration on a typical fleet of 100 diesel engine trucks, the cost of the EnerBurn would be approximately $30,000, while the average cost of the equipment used would be approximately $20,000. The personnel costs related to providing fleet monitoring services and forecasts of fuel consumption for the potential customer's analysis are borne either by the Company, its supplier or the sales agent. For a demonstration involving a fleet of 100 hundred trucks, typically 50 to 100 man-hours are involved.

The current sales cycle from inception to full customer implementation is typically six to 12-months from initial customer contact. This includes the two to six months it usually takes for the benefits of EnerBurn to begin to take effect in the subject engines during the proof of performance demonstration period.

THE COMPANY'S INTERNATIONAL MARKETING PARTNERS

Presently, EnerBurn is marketed by the Company in Western Europe, certain countries in Asia and Latin America though partnerships with entities that have an established presence in these areas. These marketing partners include Bond International, Ltd. ("Bond") in Western Europe, Mitsubishi International

Corporation ("MIC") in the Asia, EchemTrade Energy & Petrochemicals, Ltda. ("Echem") in the Mercusor Nations Brentagg Latin America, Inc. ("BLAI") in Latin America.

                            BOND INTERNATIONAL, LTD.

Bond is an independent marketing corporation organized in the United Kingdom. Although there is no formal written agreement with it, Bond is acting as the Company's sales agent in 19 European countries, including the United Kingdom, Austria, Germany, Spain, Italy and Switzerland. Negotiation of a formal written agreement with Bond is currently in process. The current arrangement calls for the Company and Bond to share equally in the operating margins of the products sold in Bond's territory until such time that a definitive agreement is executed between the parties.

                      MITSUBISHI INTERNATIONAL CORPORATION

On March 15, 2003, WaxTech International, Inc. assigned to EnerTeck its December 15, 2002 agreement with MIC, its exclusive distributor of EnerBurn products in the aforementioned Asian nations. The term of the Distributorship Agreement is for five years with renewable one-year options. This agreement can be terminated for a material breach of contract, including the failure of MIC to meet annual sales requirements, if the breach is not remedied within 60 days of the date of the notice of the breach. Under this agreement, MIC's compensation is based entirely upon the difference between its cost and its sales prices.

To date, MIC has not sold any EnerBurn pursuant to this agreement. However, certain proof of performance demonstrations have begun in the fourth quarter of 2003 in these geographical areas.

                    ECHEMTRADE ENERGY & PETROCHEMICALS, LTDA.

On February 15, 2003, the Company entered into a Sales Agency Agreement with Echem, a Brazilian corporation that was amended on September 1, 2003. Pursuant to this agreement, as amended, Echem acts as its exclusive sales agent for the sale of EnerBurn products in Latin America. The term of the agreement is for five years with renewable one-year options. In order to maintain its geographic exclusivity, Echem must meet certain minimum annual sales volume requirements. In the event that Echem does not achieve the minimum sales volume in any given period, the Company may, at its sole option, appoint additional sales agents or establish its own sales initiative within the territory. However, in the event that Echem does lose its territorial exclusivity, the Company will continue to supply EnerBurn products to Echem on a non-exclusive basis, and will not solicit or otherwise transact business with Echem's active commercial accounts or compete with Echem or allow any additional appointed agents to compete or interfere with Echem's active commercial accounts.

Under this agreement, Echem's compensation is entirely commission based, with advance commission payments to be drawn against future commissions permitted if agreed upon by the parties. The commission formula is as follows:

     o For Echem sales to certain non-governmental Brazilian customers, the difference between its cost and its customer's sales prices;

     o For all other non-governmental commercial accounts, 20% of the gross sales price; and

     o    For all governmental accounts, 25% of the gross sales price.

To date, Echem has not sold any EnerBurn pursuant to this agreement. However, large railroad and certain government contracts are under negotiation at this time.

                           BRENNTAG LATIN AMERICA INC.

Brenntag Latin America Inc. ("BLAI") is the Latin American sales division of The Brenntag Group. On October 23, 2003, the Company entered into a one year renewable Exclusive Distributor Agreement with BLAI. Under this agreement, it appointed BLAI as its exclusive distributor of EnerBurn in the South American countries of Colombia, Venezuela, Ecuador and the Dominican Republic. In order to maintain exclusivity, BLAI must purchase at least 4,000 gallons of EnerBurn within the first year. If it fails to do so, it may lose its exclusivity at the Company's option. In such case, it would proceed as a non-exclusive distributor in the aforementioned countries. In connection with this distributorship arrangement, BLAI has agreed not to sell and/or handle any other product that competes with EnerBurn.

BLAI's compensation under this arrangement is derived from its mark-up of the EnerBurn that it purchases from us. To date, BLAI has not purchased any of EnerBurn under this agreement.

COMPETITION

The market for products and services that increase diesel fuel economy, reduce emissions and engine wear is rapidly evolving and intensely competitive and management expects it to increase due to the implementation of stricter environmental standards. Competition can come from other fuel additives, fuel and engine treatment products and from producers of engines that have been modified or adapted to achieve these results. In addition, the Registrant believes that new technologies, including additives, will further increase competition.

The Company's primary current competitors include Lubrizol Corporation, Chevron Oronite Company (a subsidiary of Chevron Corporation), Octel Corp., Clean Diesel Technologies, Inc. and Ethyl Corporation.

Many of the Company's competitors have been in business longer than it has, have significantly greater financial, technical, and other resources, or greater name recognition. The Registrant's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Competition could negatively impact the Company's business. Competitive pressures could cause the Company to lose market share or to reduce the price of its products, either of which could harm its business, financial condition and operating results.

Management believes that the principal competitive factors in the Company's market include the:

    o    effectiveness of the product;
    o    cost;
    o    proprietary technology;
    o    ease of use; and
    o    quality of customer service and support.

GOVERNMENT REGULATION  - FUEL ADDITIVE REGISTRATION

The Company needs to comply with registration requirements for each international geographic jurisdiction in which it sells EnerBurn. On January 21, 2001, the US Environmental Protection Agency, pursuant to the Environmental Protection Act (the "Act") (40 CFR 79.23) issued permit number EFC 5805A to the Company in connection with the use of EnerBurn. This registration allows EnerBurn to be used anywhere in the United States for highway use in all over-the-road diesel applications. Under this registration, the Registrant has irrevocable pass through rights from the formulator, blender and supplier to market and sell EnerBurn.

The Company's business is impacted by air quality regulations and other regulations governing vehicle emissions as well as emissions from stationary engines. If such regulations were abandoned or determined to be invalid, its prospects may be adversely effected. As an example, if crude oil and resulting diesel prices were to reach or approach historical lows, the emphasis for fuel efficiency would be diminished, potentially impacting sales velocity of the products, consequently adversely effecting the Company's performance.

Typically, there are registration and regulation requirements for fuel additives in each country in which they are sold. In the United States, fuel and fuel additives are registered and regulated pursuant to Section 211 of the Clean Air Act. 40 CFR Part 79 and 80 specifically relates to the registration of fuels and fuel additives

In accordance with the Clean Air Act regulations at 40 CFR 79, manufacturers (including importers) of gasoline, diesel fuel and additives for gasoline or diesel fuel, are required to have their products registered by the EPA prior to their introduction into commerce. Registration involves providing a chemical description of the fuel or additive, and certain technical, marketing, and health-effects information. The health-effects research is divided into three tiers of requirements for specific categories of fuels and additives. Tier 1 requires a health-effects literature search and emissions characterization. Tier 2 requires short-term inhalation exposures of laboratory animals to emissions and screened for adverse health effects, unless comparable data are already available. Alternative Tier 2 testing can be required in lieu of standard Tier 2 if EPA concludes that such testing would be more appropriate. Certain small businesses are exempt from some or all the Tier 1 and Tier 2 requirements. Tier 3 provides for follow-up research, if necessary.

SUPPLY ARRANGEMENTS

THE COMPANY'S RELATIONSHIP WITH RUBYCAT TECHNOLOGY

In January 2003, the Company executed a Memorandum of Understanding ("MOU") with RubyCat Technology. This MOU is comprised of two components: a Supply and Marketing Agreement and a Purchase Option Agreement.

                         SUPPLY AND MARKETING AGREEMENT

Under the Supply and Marketing component of the MOU, EnerTeck will collaborate with and purchase EnerBurn(TM) products and services exclusively from RubyCat and RubyCat will collaborate with and sell EnerBurn diesel products exclusively to EnerTeck. Accordingly, for EnerTeck to maintain annual, global exclusivity, it is required to purchase certain minimum quantities of EnerBurn as indicated below:


Year One ending December 31, 2003                       180,000 gallons
Year Two ending December 31, 2004                       270,000 gallons
Year Three ending December 31, 2005                     400,000 gallons
And Each Year thereafter                                500,000 gallons

                            PURCHASE OPTION AGREEMENT

Under the Purchase Option component of the MOU, EnerTeck has been granted a unilateral one-year option to purchase certain technology from RubyCat for a sum of up to $6.6 million.

During December of 2002, RubyCat expressed an interest in selling its technology to EnerTeck for a sum of up to $6.6 million. As a result of negotiations between the parties, EnerTeck, in addition to securing exclusive global marketing rights subject to minimum purchase requirements from RubyCat, elected to pursue this acquisition with payment due no later than December 31, 2005. However, should EnerTeck elect not to exercise the purchase option and yet meet the annual minimum purchase requirements, EnerTeck maintains its global exclusivity, subject to meeting certain minimum purchase levels.

If the supplier is not able to provide the Company with sufficient quantities of the product, or not provide the product at all (for any reason), business could be adversely effected. Although management has identified alternate suppliers of the products, no assurance can be given that the replacement products will be comparable in quality to the product presently supplied to the Company by RubyCat, or that, if comparable, that it can be acquired under acceptable terms and conditions.

In addition, the Company is dependent upon RubyCat for statistical analysis of fleet data gathered from customers and potential customers in on-road applications. This data is important in that it serves to demonstrate the products' proof of performance to customers and potential customers. If the Company were not provided this service, the Company's sales efforts and ability to maintain existing customers could be negatively effected. However, management believes that the Company can adequately analyze the data.

The arrangement with RubyCat Technology requires that certain annual minimum purchase levels be met in order to maintain global exclusivity. The Company has purchased 9,700 gallons of product from RubyCat through November 30, 2003. Based upon its sales volume to date, the Company has not achieved the required minimum levels of purchases. However, it is presently in discussions with RubyCat to waive the requirements necessary to maintain this exclusivity. No assurance can be given that the parties can reach an agreement acceptable to both parties. If this exclusivity were lost, it may have a material adverse effect on the Company's business and planned operations.

EMPLOYEES

The Registrant currently employs nine individuals on a full-time basis; five of whom provide services to both EnerTeck Parent and EnerTeck Sub. The remaining four provide services to EnerTeck Sub only. Two of the individuals, namely, James Mullen (Executive Vice President, General Counsel, Secretary and Director) and Parrish Ketchmark (President and Director) provide their services pursuant to consulting agreements. Parrish Brian Partners, Inc., with whom the Company has a consulting agreement, employs its president. Management anticipates retaining additional sales and marketing (as employees or consultants) and clerical personnel within the next 12 months, if financial resources permit.


FORWARD LOOKING STATEMENTS

The words "may," "will," "expect," "anticipate," "believe," "continue," "estimate," "project," "intend," and similar expressions used in this report are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. Many of these risks and uncertainties are set forth in the "RISK FACTORS" section of this report. Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.

RISK FACTORS

BUSINESS AND FINANCIAL RISKS

WE HAVE LIMITED WORKING CAPITAL, MINIMAL NET WORTH AND SUBSTANTIAL CURRENT LOSSES WHICH INHIBITS OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN.

We have met our working capital requirements through financing transactions involving the private placement of our securities. We do not expect our current working capital to support our operations beyond May 2004 and we are in need of approximately three to seven million dollars of additional capital to fund operations over the next 18 months. Since our acquisition of EnerTeck Sub, which was formed in 2000, we have not generated any significant revenue and have experienced substantial losses. We also have limited working capital and, as at Deember 31, 2003 recorded a net worth of approximately $295,000. For the immediate years preceding the acquisition, we were an inactive public shell corporation with no significant revenue and only losses. For the years ended December 31, 2003 and 2002, EnerTeck Sub, our recently acquired, wholly owned subsidiary, reported a loss of approximately $2,717,000 versus a loss of approximately $757,000, respectively.

OUR CHANCES FOR SUCCESS ARE REDUCED BECAUSE WE ARE AN EARLY STAGE COMPANY WITH REGARD TO OUR NEW BUSINESS OPERATION.

In recent years we have been inactive and had not generated revenues until we acquired EnerTeck Sub on January 9, 2003. Furthermore, EnerTeck Sub was only formed in November 2000 and has a limited operating history. Accordingly, we are subject to all the risks and challenges associated with the operation of a new enterprise, including inexperience, lack of a track record, difficulty in entering the targeted market place, competition from more established businesses with greater financial resources and experience, an inability to attract and retain qualified personnel (including, most importantly, sales and marketing personnel) and a need for additional capital to finance our marketing efforts and intended growth. We cannot assure you that we will be successful in overcoming these and other risks and challenges that we face as a new business enterprise.

WE NEED SUBSTANTIAL ADDITIONAL FINANCING TO EXECUTE OUR BUSINESS PLAN WHICH MAY NOT BE AVAILABLE. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.

We need substantial additional capital to expand our marketing and sales efforts. Our current resources are insufficient to fund operations beyond May 2004. We believe that we will need an additional $3,000,000 to $7,000,000 to execute our business plan and support operations over the next 18 months. Although we expect current warrant holders to provide approximately $ 3,206,280 of additional funding through the exercise of the Warrants, this is conditioned upon events outside of our control, including the trading price of our common stock exceeding the various warrant exercise prices. After giving effect to our November 24, 2003 one for 10 reverse common stock split, the warrant exercise prices range from $.01 per share to $1.20 per share. For these reasons, we intend to obtain additional financing through the issuance of debt or equity securities. We have not and cannot assure you that we will ever be able to secure any such financing on terms acceptable to us. If we cannot obtain such financing, we will not be able to execute our business plan or continue operations.

THE EXERCISE OF THE WARRANTS WILL CAUSE A DILUTION TO OUR SHAREHOLDERS AND A SIGNIFICANT NEGATIVE EFFECT ON THE TRADING PRICE OF OUR COMMON STOCK.

If the Warrants are exercised, we can expect that they will be exercised when the public trading prices of our securities are significantly higher than the exercise price, causing a dilution to those of our shareholders who may have purchased our shares at prices above the exercise price. In addition, the sale of up to 4,025,650 shares acquired through the exercise of the Warrants could have a significant negative effect on the public trading price of our common shares.

THE ENERBURN TECHNOLOGY HAS NOT GAINED MARKET ACCEPTANCE, NOR DO WE KNOW WHETHER A MARKET WILL DEVELOP FOR IT IN THE FORESEEABLE FUTURE TO GENERATE ANY MEANINGFUL REVENUES.

The EnerBurn technology has received only limited market acceptance. This technology is a relatively new product to the market place and we have not generated any significant sales. Although ever growing concerns and regulation regarding the environment and pollution has increased interest in environmentally friendly products generally, the engine treatment and fuel additive market remains an evolving market. The EnerBurn technology competes with more established companies such as Lubrizol Corporation, Chevron Oronite Company (a subsidiary of Chevron Corporation), Octel Corp., Clean Diesel Technologies, Inc. and Ethyl Corporation, as well as other companies whose products or services alter, modify or adapt diesel engines to increase their fuel efficiency and reduce pollutants. Acceptance of EnerBurn as an alternative to such traditional products and/or services depend upon a number of factors including:
     o favorable pricing vis a vis projected savings from increased fuel efficiency
     o the ability to establish the reliability of EnerBurn products relative to available fleet data
     o    public perception of the product

For these reasons, we are uncertain whether our technology will gain acceptance in any commercial markets or that demand will be sufficient to create a market large enough to produce any meaningful revenue or earnings. Our future success depends upon customers' demand for our products in sufficient amounts.

OUR TECHNOLOGY MAY BE ADVERSELY AFFECTED BY FUTURE TECHNOLOGICAL CHANGES AND ENVIRONMENTAL REGULATORY REQUIREMENTS.

Although diesel engines are now being manufactured that have reduced dangerous emissions, this has not satisfied governmental regulators and legislators. We believe that diesel engines themselves may soon be required to adhere to stringent guidelines that produce nearly zero tailpipe emissions. Research in this area is currently being sponsored by governmental agencies, major engine companies, truck manufacturers, automobile makers, catalyst producers, oil refining companies and their technology suppliers. If such research is successful, it could eventually reduce the need for diesel fuel additives such as EnerBurn as they relate to pollution control.

SINCE WE MARKET A RANGE OF PRODUCTS WITHIN ONLY ONE PRODUCT LINE, WE ARE ENTIRELY DEPENDENT UPON THE ACCEPTANCE OF ENERBURN IN THE MARKET PLACE FOR OUR SUCCESS.

Our business operations are not diversified. If we do not generate sufficient sales of the EnerBurn product, we will not be successful, and unlikely to be able to continue in business. We cannot assure you that we will be able to develop other product lines to hedge against our dependency on EnerBurn, or if our EnerBurn sales will be sufficient for us to generate revenue or be profitable.

WE HAVE NOT DEVELOPED ANY EFFECTIVE DISTRIBUTION CHANNELS FOR OUR PRODUCT WHICH ARE NECESSARY TO GENERATE REVENUE.

We market our product through in-house sales personnel, independent sales consultants and through exclusive and non-exclusive arrangements known as agency agreements. In most instances, we utilize proof of performance demonstrations as part of our sales process. This process is the gathering of historical fleet data during a trial period when EnerBurn was not used and comparing it with data over a similar period when EnerBurn was used. In addition, our future marketing plans include:

     o establishing of product brand recognition through customers with large trucking, railroad and maritime fleets
     o    active participation in industry trade shows
     o extensive public relations efforts directed at target market trade press

Our success will depend upon our marketing efforts effectively generating sales. While we have commenced this marketing effort, we have not developed any effective distribution channels and may not have the resources or ability to sustain these efforts or generate any meaningful sales.

OUR SALES PROCESS IS COSTLY AND TIME CONSUMING WHICH DECREASES OUR ABILITY TO EFFECT SALES.

In order to effect EnerBurn sales, we must prove to a potential customer that the use of our product is specifically beneficial to and cost effective for that potential customer. We accomplish this by conducting proof of performance demonstrations that are two to six month trial periods. See "Management's Discussion and Analysis of Financial Condition and Plan of Operation - Overview". Our supplier, our sales agent and/or we bear the cost to provide the personnel to do the monitoring and analyzing of compiled data. However, the potential customer must bear the cost of the EnerBurn and equipment used during the trial period. We cannot assure you that we will be able to convince potential customers to undertake this expense and effect a significant number of sales. Furthermore, we cannot assure you that the results of a specific proof of performance demonstration will prove that the use of EnerBurn will be beneficial to that specific potential customer, or if beneficial, that the potential customer will purchase EnerBurn. If, after conducting the proof of performance demonstration, the potential customer does not purchase our product, we will have wasted the time and the cost of providing personnel to the proof of performance demonstration.

WE FACE INTENSE COMPETITION AND MAY NOT HAVE THE FINANCIAL AND HUMAN RESOURCES NECESSARY TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGES WHICH MAY RESULT IN OUR TECHNOLOGY BECOMING OBSOLETE.

The diesel fuel additive business and related anti-pollutant businesses are subject to rapid technological change, especially due to environmental protection regulations, and subject to intense competition. We compete with both established companies and a significant number of startup enterprises. We face competition from producers and/or distributors of other diesel fuel additives (such as Lubrizol Corporation, Chevron Oronite Company, Octel Corp., Clean Diesel Technologies, Inc. and Ethyl Corporation), from producers of alternative mechanical technologies (such as Algae-X International, Dieselcraft, Emission Controls Corp. and JAMS Turbo, Inc.) and from alternative fuels (such as bio-diesel fuel and liquefied natural gas) all targeting the same markets and claiming increased fuel economy, and/or a decrease in toxic emissions and/or a reduction in engine wear. Most of our competitors have substantially greater financial and marketing resources than we do and may independently develop superior technologies which may result in our technology becoming less competitive or obsolete. We may not be able to keep pace with this change. If we cannot keep up with these advances in a timely manner, we will be unable to compete in our chosen markets.

THE COMPANY  NEEDS TO MAINTAIN ENERBURN'S EPA REGISTRATION.

In accordance with the regulations promulgated under the US Clean Air Act, manufacturers (including importers) of gasoline, diesel fuel and additives for gasoline or diesel fuel, are required to have their products registered with the EPA prior to their introduction into the market place. Currently, EnerBurn has such a registration (EPA # 5805A). The blender, formulator and supplier of EnerBurn, RubyCat, has registered this product with the US Environmental Protection Agency. This registration permits us, pursuant to the aforementioned memorandum of understanding, to sell EnerBurn for domestic on-road use. In addition, we currently sell our product outside of the United States and intend to further expand our sales efforts internationally. Accordingly, EnerBurn is registered in the United States only, and we are considering its registration in other countries. Further testing could be needed in these or other countries. We cannot assure you that EnerBurn will pass any future testing that may be required. The failure of EnerBurn to obtain registration in countries or areas where we would like to market it, could have a materially adverse effect on our business and plan of operation.

WE DEPEND ON OUR EXECUTIVE OFFICERS AND NEED ADDITIONAL MARKETING AND TECHNICAL PERSONNEL TO SUCCESSFULLY MARKET OUR PRODUCT. WE CAN NOT ASSURE YOU THAT WE WILL BE ABLE TO RETAIN OR ATTRACT SUCH PERSONS.

Since we are a small company, a loss of one or more of our current officers and/or significant employees could severely and negatively impact our operations. Except for our interim president, Parrish Ketchmark, we have employment contracts with all of our current officers and significant employees. Although these employment contracts do not prevent such persons from resigning, they do contain non-compete clauses that are intended to prevent these persons from working for a competitor within two years after leaving our Company. The market for such persons remains competitive and our limited financial resources may make it more difficult for us to recruit and retain qualified persons.
As mentioned above, we do not have an employment agreement with our interim president, Parrish Ketchmark. He is providing his services to us pursuant to an amendment to our consulting agreement with Parrish Brian Partners, Inc.
("Partners"). Mr. Ketchmark is a principal of Partners. Although he has indicated that he will remain as president until a qualified replacement has been retained, he may resign at any time with reasonable notice. If he were to resign before a replacement is hired, it may have a materially adverse effect upon our business.

WE HAVE ONLY ONE SUPPLIER AND WE ARE DEPENDENT UPON IT TO PROVIDE US WITH THE ENERBURN PRODUCT THAT WE MARKET ON AN EXCLUSIVE BASIS.

Presently, one supplier, RubyCat, provides us our entire EnerBurn product line. For the year ended December 31, 2003, we purchased 5,850 gallons of the product from RubyCat. If it were not able to provide us with sufficient quantities of the product, or not provide us the product at all (for any reason), our business could be adversely effected. Although we have identified alternate suppliers of the product, we cannot assure you that the replacement products will be comparable in quality, or that we will be able to contract with these alternate suppliers on terms acceptable to us.

In addition, we are dependent upon RubyCat for statistical analysis of fleet data gathered from customers and potential customers in on-road use applications in the United States. This data is important in that it serves to demonstrate our products' proof of performance to customers and potential customers. If this service were not supplied to us, our sales efforts and ability to maintain existing customers could be negatively effected. Although we believe that we can find a replacement provider of such services to adequately analyze the data, we cannot assure you that we can be successful in retaining such a provider on reasonably acceptable terms to us. Our arrangement with RubyCat requires us to meet certain annual minimum purchase levels in order to maintain our global exclusivity as follows:
Year One ending December 31, 2003 ....................  180,000 gallons
Year Two ending December 31, 2004 ....................  270,000 gallons
Year Three ending December 31, 2005 ..................  400,000 gallons
And Each Year Thereafter .............................  500,000 gallons

Based upon our sales volume to date, we have not achieved these required minimum levels. However, we are presently in discussions with RubyCat to waive the requirements necessary for us to maintain this exclusivity. No assurance can be given that we can reach an agreement acceptable to both parties. If we were to lose this exclusivity, it may have a material adverse effect on our business and planned operations.

CURRENTLY, OUR SALES ARE CONCENTRATED AMONG JUST FIVE CUSTOMERS TO WHOM WE ARE DEPENDENT.

For the year ended December 31, 2003, 95% of our sales revenues were concentrated among five of our customers. If we were to lose any of the five customers, especially, the biggest one, our business would be adversely effected. We cannot assure you that we could adequately replace the loss of any of these customers.

RISKS RELATED TO OUR COMMON STOCK

WE HAVE ISSUED A SUBSTANTIAL NUMBER OF WARRANTS TO PURCHASE OUR COMMON STOCK WHICH WILL RESULT IN SUBSTANTIAL DILUTION TO THE OWNERSHIP INTERESTS OF OUR EXISTING SHAREHOLDERS.

As of the date of December 31, 2003, we have 10,792,025 shares of common stock outstanding. Up to an additional 3,025,650 shares are issuable upon the exercise of the warrants held by certain of Security Holders. The exercise of all of these warrants substantially dilute the ownership interests of our existing shareholders.

APPLICABLE SEC RULES GOVERNING THE TRADING OF "PENNY STOCKS" LIMITS THE TRADING AND LIQUIDITY OF OUR COMMON STOCK THAT MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade below $5.00 per share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future.

THE TRADING PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

The trading price of our shares has, from time to time, fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including the risk factors set forth in this report as well as our operating results, financial condition, announcements of innovations or new products by us or our competitors, general conditions in the market place, and other events or factors. Although we believe that approximately 10 registered broker dealers currently make a market in our common stock, we cannot assure you that any of these firms will continue to serve as market makers or have the financial capability to stabilize or support our common stock. A reduction in the number of market makers or the financial capability of any of these market makers could also result in a decrease in the trading volume of and price of our shares. In recent years, broad stock market indices, in general, and the securities of technology companies, in particular, have experienced substantial price fluctuations. Such broad market fluctuations may adversely affect the future trading price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company does not own any real estate. It conducts operations from leased premises in Stafford, Texas. The premises are approximately 2,692 square feet of space at 10701 Corporate Drive, Suite No. 150, and are under a three-year lease, which terminates on March 31, 2006 and currently provides for monthly rent of $3,687.75. The rent increases ratably over the term of the lease to $3,911.25. Management believes that the current facility is adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Registrant is not a party to any pending material legal proceeding nor is it aware of any proceeding contemplated by any individual, company, entity or governmental authority involving the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the year covered by this report to a vote of security holders.

                             PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

The Company's common stock currently trades on the OTC Bulletin Board under the symbol "ETCK". The following table sets forth the range of high and low bid prices per share of the common stock for each of the calendar quarters identified below as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. These prices give effect to the 1 for 10 reverse stock split which occurred on November 24, 2003.

Year ended December 31, 2002

First Quarter                   $8.40        $1.60
Second Quarter                   2.00         1.60
Third Quarter                    2.10         1.30
Fourth Quarter                   3.60         1.20

Year ended December 31, 2003

First Quarter                   $4.30        $3.30
Second Quarter                   4.00         3.10
Third Quarter                    4.30         2.10
Fourth Quarter                   4.10         2.50

On March 31, 2004, which is subsequent to the November 24, 2003 1 to 10 reverse stock split, the closing bid and asked prices of the Company's common stock as reported on the OTC Bulletin Board were $1.50 and $1.90 per share, respectively.

HOLDERS

As of March 31, 2004, there were 928 holders of record of the Company's Common Stock.

DIVIDENDS

The Company has not paid any cash dividends to date, and it has no intention of paying any cash dividends on its common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of its Board of Directors and to certain limitations imposed under the Delaware Corporation law. The timing, amount and form of dividends, if any, will depend on, among other things, results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

                      Equity Compensation Plan Information

                                         (a)                 (b)                        (c)
                                    Number of        Weighted-average           Number of Securities
                                    Securities to    exercise price of          remaining
                                    Be issued        outstanding                available for
                                    Upon             options, warrants          future issuance
                                    Exercise of      and rights                 under equity
                                    Outstanding                                 compensation
                                    Options,                                    plans
                                    Warrants and                                (excluding
                                    Rights                                      securities
                                                                                Reflected in
Plan Category                                                                   Column (a)
-----------------------------------------------------------------------------------------------------
Equity compensation plans
Approved by shareholders*           1,000,000                  0                        0

Equity compensation plans
Not approved by shareholders                0                  0                        0
-----------------------------------------------------------------------------------------
         Total                      1,000,000                  0                        0
                                    =====================================================

To date, no shares have been issued pursuant to this plan - The 2003 Employee Stock Option Plan.

2003 SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES. On April 30, 2003 and May 28, 2003, the Company sold a total of 3,150,000 shares of its common stock at $.50 per share (1,000,000 shares to 22 investors and 2,150,000 shares to eight investors, respectively) for total gross proceeds of $1,575,000 in two separate private placement offerings to accredited investors only. These offerings were exempt from the registration requirements of the Securities Act pursuant Rule 506 of Regulation D under Section 4(2) thereof. These securities were sold both directly by the Company with regard to some sales and through a NASD registered broker-dealer ("Selling Agent") with regard to others. The offerings were conducted without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person except commissions to the Selling Agent on sales effected by it. The sales agents were paid $134,000 in fees and commissions. The sales were as follows:

         On January 9, 2003, the Company issued 500,000 shares of its common stock to Parrish Brian & Co., Inc. for business, financial and marketing consulting services previously rendered to the Company's subsidiary before its acquisition. The Company assumed this liability after the acquisition. The services were valued by the parties at par value at the time of issuance (pre-reverse split) or $5,000. In addition, during 2003, the Company issued warrants to purchase up to 4,025,650 shares of common stock at varying exercise prices ranging from $.01 to $1.20 per share to a total of 10 warrant holders. They include employees, a consultant, former consultants and the Company's investment banker/selling agent. The shares issued to Parrish Brian & Co., Inc. and the shares underlying these warrants are immediately exercisable. All of the securities issued in 2003 were issued in private transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereunder without payment of underwriting discounts or commissions. On December 15, 2003 the CEO of EnerTeck Corporation exercised his warrants to acquire 1,000,000 shares of common stock of the Company for $10,000

         To date, $10,000 was received by the Company from the exercise of the aforementioned warrants and was used for working capital.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management's Discussion and Analysis of Financial Condition and Plan of Operation and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in "Risk Factors" and elsewhere in this report. The following should be read in conjunction with the audited consolidated financial statements of the Company included elsewhere herein.

OVERVIEW

EnerTeck Corporation ("EnerTeck Parent") was incorporated in the State of Washington on July 30, 1935 under the name of Gold Bond Mining Company for the purpose of acquiring, exploring, and developing and, if warranted, the mining of precious metals. It subsequently changed its name to Gold Bond Resources, Inc. in July 2000. It acquired EnerTeck Chemical Corp. ("EnerTeck Sub") as a wholly owned subsidiary on January 9, 2003. For a number of years prior to its acquisition of EnerTeck Sub, it was an inactive, public "shell" corporation seeking to merge with or acquire an active, private company. As a result of this acquisition, EnerTeck Parent is now acting as a holding company, with EnerTeck Sub as its only operating business. Subsequent to this transaction, on November 24, 2003 EnerTeck Parent changed its domicile from the State of Washington to the State of Delaware, changed its name from Gold Bond Resources, Inc. to EnerTeck Corporation and effected a one for 10 reverse common stock split.

The Company's subsidiary was formed in Texas in November 2000 with the name EnerTeck Chemical Corp. to develop and market a fuel borne catalytic engine treatment for diesel engines known as EnerBurn(TM) and its associated products. The Company believes, based upon extensive testing conducted by Southwest Research Institute ("SWRI") and actual customer usage, that the EnerBurn diesel fuel additive formulation improves fuel economy, reduces engine wear and increases engine horsepower. The Company has a supply arrangement with RubyCat Technology, the blender, formulator and supplier of the EnerBurn product line. In addition, it owns the trademark rights to the EnerBurn name. The Company's strategy is to establish EnerBurn as a diesel engine treatment technology with strong brand identity. The Registrant's targeted markets include industries that are heavy users of diesel engines such as the trucking industry, the railroad industry and the maritime shipping industry.

The majority of domestic diesel fuel consumption is found in freight transportation applications, such as large trucking fleets, and the railroad and maritime shipping industries, all areas where diesel fuel costs represent a disproportionate share of operating expenses. Accordingly, the Company's marketing approach includes a proof of performance demonstration that is a monitored trial period that proves to a potential customer that the product will produce the desired advantages to that customer's specific application. Specifically, the Company utilizes RubyCat's proprietary fleet monitoring protocol system for on-road applications to analyze customer and potential customer diesel fuel consumption and provide hard data to prove the exact improvement in fuel economy that has resulted from the use of EnerBurn. In addition, the Company utilizes volumetric proportioning injectors supplied by third parties that delivers the appropriate dosage ratio of EnerBurn to diesel fuel, applicable to the customer's specific needs.

The Company utilizes its own employees to sell its product along with independent sales agents inside and outside the US.

RESULTS OF OPERATIONS

Since the inception of EnerTeck Sub in 2000, the Company has had limited operations in the various industries in which it is marketing its products.

For the year ended December 31, 2003, the Company recorded revenues of approximately $473,000 versus revenues of approximately $941,000 in the same period of 2002. The Company recorded costs of goods sold of approximately $249,000, or 47% of sales for the year ended Decemeber 31, 2003 versus costs of goods sold of approximately 623,000, or 37% of sales for 2002. The increase in costs of goods sold was primarily a result of increased proof of performance demonstration expenses experienced related to the Company's products.

On a consolidated basis the Company's net loss was approximately $2,642,000, or $0.29 loss per share in 2003, compared to net loss of approximately $757,000 or $0.14 per share in 2002. The resulting losses for 2003 were primarily due to the Company's expansion of its sales and marketing efforts, the loss of its largest customer who filed for bankruptcy protection during 2002 and a non cash charge of $1,450,000 in stock option expenses booked pursuant to ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company experienced an increase in general and administrative expenses associated with the Company's increased sales and marketing activities.

The primary source of revenue for the year ended December 31, 2003 is from the sale of EnerBurn to the trucking and maritime industries, with a small component of the revenues being derived from the offshore drilling industry.

The Company expects future revenue trends to initially come from the trucking and maritime industries, and subsequently expect revenues to also be derived from the railroad, mining and offshore drilling industries. The Company expects this to occur the sales and marketing strategies are implemented into the targeted markets and the Company creates an understanding and awareness of its technology through proof of performance demonstrations with potential customers.

The Company's future growth is significantly dependent upon the Company's ability to generate sales from trucking companies with fleets of 1,000 trucks or more, and barge and tugboat companies with large maritime fleets, and railroad, mining and offshore drilling and generator set applications. The Registrant's main priorities relating to revenue are: (1) increase market awareness of EnerBurn product through its strategic marketing plan, (2) growth in the number of customers and vehicles or vessels per customer, (3) accelerating the current sales cycle, and (4) providing extensive customer service and support.

COSTS AND EXPENSES

During the year ended December 31, 2003, the Company recorded cost of goods sold of approximately $249,000, a decrease of approximately $373,000 from the year ended December 31, 2002. Other costs and expenses for the year ended December 31, 2003 were approximately $2,841,000, an increase of approximately $1,723,000 over the other costs and expenses in the year ended December 31, 2002. The resulting increase for 2003 were primarily due to the Company's expansion of its sales and marketing efforts, the loss of its largest customer who filed for bankruptcy protection during 2002 and a non cash charge of $1,450,000 in stock option expenses booked pursuant to ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company experienced an increase in general and administrative expenses associated with the Company's increased sales and marketing activities.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $275,000 as of December 31, 2003, and approximately $31,097 at December 31, 2002, and working capital of approximately $108,000 as of December 31, 2003 and a deficit in working capital of $31,000 as of December 31, 2002. For the year ended December 31, 2003, it used cash in its operating activities and investing activities totaling approximately $1,210,000 and used cash from the same activities of approximately $70,000 for the year-end December 31, 2002.

The Company financed operations and capital requirements primarily through equity offerings. During the year ended December 31, 2003, the Company sold 3,150,000 shares of common stock for $0.50 per share, or $1,445,500 after expenses of $129,500 and during the year ended December 31, 2002, the Company received $80,000 that was offset by a distribution of $80,000 to shareholders. During the year ended December 31, 2003, the Company continued to use a portion of the proceeds of the sale of 3,150,000 shares of common stock sold during the first and second quarter, sold for $0.50 per share, to meet its operating obligations. These are compared to the operating activities of the year ended December 31, 2002 that used cash generated from prior periods to meet its operating expenses.

The Company currently has plans to raise additional working capital through equity financing and believes that together with its existing customer base and the prospects for the future, and the exercise of warrants issued to certain employees, consultants and its investment banker, that sufficient cash will be provided to meet operating expenses for 2004.

The following information gives effect to the Company's November 24, 2003 1 for 10 reverse common stock split as if it had already been effected. On December 20, 2002, the Company began a private offering of 1,000,000 shares of common stock at $.50 per share to accredited investors only and raised $500,000 receiving net proceeds of $495,000. Similarly, on May 28, 2003, it commenced another private offering also to accredited investors only. In this offering, the Company sold 2,150,000 shares at $.50 per share for $1,075,000, with net proceeds of $945,500. The funds raised in this offering have been and will be used for working capital. The Company's investment banker, Maxim Group, LLC ("Maxim"), a New York based broker-dealer, acted as its selling agent and received a commission of 10% ($107,500), a non accountable expense reimbursement of 2% ($21,500) and a warrant to purchase 200,000 shares at $.50 per share. In addition, the Company has issued warrants to certain employees, consultants and its investment banker to purchase up to 4,025,650 shares of its common stock at varying exercise prices per share. If all the warrants are exercised, the Company will receive approximately $3,206,280 for working capital. The shares issued in the two aforementioned private placements and those underlying these warrants were covered in the Form SB2 Registration Statement declared effective by the SEC on February 11, 2004.

On April 30, 2003, the Company retained Maxim to provide a broad range of investment banking, strategic and financial advisory services for an initial term of 12 months. In connection with this, it paid this firm $50,000 as a retainer fee and pays it $6,000 per month, and have issued it warrants to purchase an additional 2,500 shares at a price of $3.40 per share.

In January 2003, the Registrant executed a Memorandum of Understanding ("MOU") with RubyCat Technology. This MOU is comprised of two components: a Supply and Marketing Agreement and a Purchase Option Agreement. This arrangement is more fully discussed below in "Business".

No assurance can be given that the Company will be able or willing to exercise this option. Accordingly, it is not a contractual commitment on its part. The Company currently have no material commitments for capital requirements.

The Company has taken steps to increase sales to other customers and expects that the continued support of its creditors and shareholders combined with its efforts to raise additional capital through equity financing and the exercise of warrants, will provide the Company the ability to continue with its current operations. However, the Company cannot be sure that it will be able to obtain additional financing that it believes is necessary to satisfy its cash requirements or to implement its growth strategy on acceptable terms. If such financing cannot be obtained on acceptable terms, the ability to fund the planned business expansion and to fund the on-going operations may be materially adversely affected. Presently, management is pursuing a variety of sources of debt and equity financing. If debt is incurred, the financial risks associated with the business and with owning the Company's common stock could increase. If enough capital is raised through the sale of equity securities, the percentage ownership of the current stockholders will be diluted. In addition, any new equity securities may have rights, preferences, or privileges senior to those of the common stock.

ITEM 7. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  EnerTeck Corporation
  Houston, Texas

We have audited the accompanying balance sheet of EnerTeck Corporation as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2003. These financial statements are the responsibility of EnerTeck's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnerTeck Corporation as of December 31, 2003, and the results of its operations and cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PLLC
www.malone-bailey.com
Houston, Texas

March 25, 2004

                              ENERTECK CORPORATION
                                  BALANCE SHEET
                                December 31, 2003

                             ASSETS
Current assets:
  Cash                                                             $    275,850
  Accounts receivable, trade - no allowance for
    doubtful accounts                                                   347,686
  Inventory                                                              13,387
  Other                                                                   7,655
                                                                   ------------
    Total current assets                                                644,578
                                                                   ------------

Property and equipment, net of accumulated
    depreciation of $24,902                                             160,887
                                                                   ------------
          Total asset                                              $    805,465
                                                                   ------------


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                 $    203,737
  Accrued liabilities                                                    48,300
  Deferred revenue                                                      258,500
                                                                   ------------
    Total current liabilities                                           510,537
                                                                   ------------

Commitments and contingencies

                  STOCKHOLDERS' EQUITY (DEFICIT):

  Preferred stock, $.001 par value, 10,000,000 shares
    authorized, none issued
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 10,792,025 shares issued and outstanding                 10,792
  Additional paid in capital                                          3,406,101
  Accumulated deficit                                                (3,121,965)
                                                                   ------------
                                                                        294,928
                                                                   ------------
          Total liabilities and stockholders' equity (deficit)     $    805,465
                                                                   ============

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                              ENERTECK CORPORATION
                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2003 and 2002

                                                      2003             2002
                                                  ------------     ------------

Revenues                                          $    473,596     $    981,244
Cost of goods sold                                     249,412          623,088
                                                  ------------     ------------
         Gross profit                                  224,184          358,156
                                                  ------------     ------------

Costs and expenses:
  Salaries                                             335,385          317,047
  Selling, general and administrative                2,506,156          715,230
  Provision for asset impairment                            --           85,714
                                                  ------------     ------------
                                                     2,841,541        1,117,991
                                                  ------------     ------------

Loss from operations                                (2,617,357)        (759,835)
                                                  ------------     ------------

Other income                                               111            1,880
                                                  ------------     ------------

Net loss                                          $ (2,617,246)    $   (757,955)
                                                  ============     ============

Net loss per share:
  Basic and diluted                               $       (.29)    $       (.14)
                                                  ============     ============

Weighted average shares outstanding:
  Basic and diluted                                  9,075,358        5,612,500
                                                  ============     ============

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                                            ENERTECK CORPORATION
                                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   Years Ended December 31, 2003 and 2002

                                                     Common Stock             Additional
                                            -------------------------------     Paid-in        Accumulated
                                               Shares           Amount          Capital          Deficit           Total
                                            --------------   --------------  --------------   ---------------  ---------------
Balances, December 31, 2001                        50,000    $          50   $         951    $     333,236    $     334,237

   Common stock for services                       42,000               42         419,958                -          420,000

   Sale of common stock                             8,000                8          79,992                -           80,000

   Distribution to stockholders                         -                -               -          (80,000)         (80,000)

   Recapitalization                             5,600,000            5,600          (5,600)               -                -

   Net loss                                             -                -               -         (757,955)        (757,955)
                                             ------------    -------------   -------------    -------------    -------------

Balances, December 31, 2002                     5,700,000            5,700         495,301         (504,719)          (3,718)

   Reverse acquisition                            942,025              942           9,450                -           10,392

   Sale of common stock, net                    3,150,000            3,150       1,442,350                -        1,445,500

   Warrants issued for services                         -                -       1,450,000                -        1,450,000

   Exercise of warrants                         1,000,000            1,000           9,000                -           10,000

   Net loss                                             -                -               -       (2,617,246)      (2,617,246)
                                             ------------    -------------   -------------    -------------    -------------

Balances, December 31, 2003                    10,792,025    $      10,792   $   3,406,101    $  (3,121,965)   $     294,928
                                             ============    =============   =============    =============    =============

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                              ENERTECK CORPORATION
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2003 and 2002

                                                        2003            2002
                                                    -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $(2,617,246)    $  (757,955)
Adjustments to reconcile net loss to cash used
 in operating activities:
  Depreciation                                           38,083          11,682
  Provision for asset impairment                             --          85,714
  Common stock and options issued for services        1,450,000         420,000
Changes in operating assets and liabilities:
  Accounts receivable                                  (337,281)        193,668
  Inventory                                              73,805         (87,192)
  Accounts payable                                       60,416         (11,249)
  Accrued expenses and deferred revenue                 206,800         100,000
                                                    -----------     -----------
NET CASH USED IN OPERATING ACTIVITIES                (1,125,423)        (45,332)
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (85,324)        (25,101)
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                                1,575,000          80,000
  Exercise of options                                    10,000              --
  Cost of fundraising                                  (129,500)             --
  Distributions to stockholders                              --         (80,000)
                                                    -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES             1,455,500              --

NET INCREASE (DECREASE) IN CASH                         244,753         (70,433)
Cash, beginning of period                                31,097         101,530
                                                    -----------     -----------
Cash, end of period                                 $   275,850     $    31,097
                                                    ===========     ===========

NON-CASH INVESTING ACTIVITIES:
Equipment purchased included in accounts payable    $    75,000              --
                                                    ===========     ===========

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                              ENERTECK CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation
----------------------------------

EnerTeck Corporation, formerly Gold Bond Resources, Inc. was incorporated under the laws of the State of Washington on July 30, 1935. On January 9, 2003, the Company acquired EnerTeck Chemical Corp. ("EnerTeck Sub") as its wholly owned operating subsidiary. For a number of years prior to its acquisition of EnerTeck Sub, the Company was an inactive, public "shell" corporation seeking to merge with or acquire an active, private company. As a result of the acquisition, the Company is now acting as a holding company, with EnerTeck Sub as its only operating business. Subsequent to this transaction, on November 24, 2003, the Company changed its domicile from the State of Washington to the State of Delaware, changed its name from Gold Bond Resources, Inc. to EnerTeck Corporation and effected a one from 10 reverse common stock split. For accounting purposes the acquisition of the EnerTeck Sub. was treated as an acquisition of EnerTeck Corporation and a recapitalization of EnerTeck Chemical Corp. EnerTeck Sub's historical financial statements replace Gold Bond's in the accompanying financial statements.

EnerTeck Sub, the Company's wholly owned operating subsidiary is a Houston based corporation. It was incorporated in the State of Texas on November 29, 2000 and was formed for the purpose of commercializing a diesel fuel specific combustion catalyst known as EnerBurn (TM), as well as other combustion enhancement and emission reduction technologies for diesel fuel. EnerTeck's primary product is EnerBurn, and is registered for highway use in all USA diesel applications. The products are used primarily in on-road vehicles, locomotives and diesel marine engines throughout the United States and select foreign markets.

Inventory
---------

Inventory consists of EnerBurn. Inventory is valued at the lower of cost or market using the average cost method.

Property and Equipment
----------------------

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes. Maintenance and repairs are charged to operations as incurred.

Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, sets forth guidance as to when to recognize an impairment of long-lived assets and how to measure such impairment. The standards require certain assets be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Based on application of SFAS No. 121, EnerTeck recognized an $85,714 impairment during fiscal 2003 related to certain equipment (see note 8 for additional information).

Revenue Recognition
-------------------

EnerTeck recognizes revenue for products sold when the customer receives the product.

Income Taxes
------------

EnerTeck will compute income taxes using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Income (Loss) Per Common Share
------------------------------

The basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net income (loss) per common share is computed by dividing the net income applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2003 and 2002, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share

Management Estimates and Assumptions
------------------------------------

The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Stock Options and Warrants
--------------------------

EnerTeck accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to
Employees.   Statement  of  Financial   Accounting  Standard  ("FAS")  No.  148,
Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002 requires pro forma net loss and pro forma net loss per share to be disclosed in interim financial statements (See note 5 for additional information on warrants).

During the year ended December 31, 2003, EnerTeck's board of directors approved the issuance of warrants to acquire 1,500,000 shares of common stock to five employees. The warrants vested immediately and have a five year life. 1,000,000 warrants had an exercise price of $0.001 per share resulting in $490,000 of compensation expense during the quarter ended June 30, 2003, and 400,000 options had an exercise price of $1.20 per share resulting in $960,000 of compensation expense during the quarter ended September 30, 2003 under the intrinsic value method.

The following table illustrates the effect on net income and earnings per share if EnerTeck had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                         Year Ended
                                                        December 31,
                                                   2003               2002
                                              --------------      ------------
  Net loss, as reported                       $   (2,617,240)     $   (757,955)
  Add: Expense recorded                            1,450,000                 -

  Deduct:  expense  determined  under the
  fair value based method for all awards          (1,787,576)                -
                                              --------------      ------------
  Pro forma net loss                          $   (2,954,822)     $   (757,955)
                                              --------------      ------------

  Loss per share:
  Basic and diluted - as reported             $        (0.29)     $      (0.14)
                                              --------------      ------------
  Basic and diluted - pro forma               $        (0.33)     $      (0.14)
                                              --------------      ------------

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 100%, risk-free interest rate of 3.5%, and expected life of 5 years.

Comprehensive Income (Loss)
---------------------------

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

Recently Issued Accounting Pronouncements
-----------------------------------------

EnerTeck   does  not  expect  the   adoption  of  recently   issued   accounting
pronouncements to have a significant impact on EnerTeck's results of operations, financial position or cash flow.

NOTE 2 - REVERSE ACQUISITION

On January 9, 2003, EnerTeck Corporation (formerly Gold Bond Resources, Inc), an inactive public corporation, issued 5,000,000 shares of common stock in exchange for 100% of the outstanding common stock of EnerTeck Chemical Corp., a privately held corporation. After the merger the stockholders of EnerTeck Chemical Corp. owned approximately 75% of the combined entity. For accounting purposes this transaction was treated as an acquisition of EnerTeck Corporation and a recapitalization of EnerTeck Chemical Corp., now a wholly-owned subsidiary of EnerTeck Corporation. EnerTeck Sub's historical financial statements replace Gold Bond's in the accompanying financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2003, property and equipment consisted of the following:

                                               Useful Lives         Amount
                                               ------------
         Computer equipment                               5     $     38,577
         Furniture and fixtures                           7           19,988
         Equipment                                      5-7          145,224
                                                                ------------
                                                                     203,789
         Less: accumulated depreciation                               24,902
                                                                ------------
                                                                $    160,887
                                                                ============
NOTE 4 - DEFERRED REVENUE

In July 2003, EnerTeck shipped inventory to a customer in London and recognized revenue totaling $258,500, related cost of goods sold and $108,000 in commission expense associated with the sale. The Company deferred the revenue and reversed the accrued in December 2003 because it subsequently found out the products must pass testing from London's regulatory agency prior to being accepted by the customers. Management was not aware of these restrictions when the products were shipped and will recognize the revenue once the testing is complete. At that time EnerTeck will record the commission expense of $108,000. EnerTeck did not reverse the cost of the product sold in 2003 because title has transferred and it would be difficult to get the products returned. As of March 25, 2004, the receivable was not collected.

NOTE 5 - INCOME TAXES

EnerTeck has incurred net losses since the merger with Gold Bond (See Note 2.) and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The valuation allowance increased by approximately $374,000 The cumulative operating loss carry-forward is approximately $1,100,000 at December 31, 2003, and will expire in 2023.

Deferred income taxes consist of the following at December 31, 2003:

         Deferred tax assets                $    374,000
         Valuation allowance                    (374,000)
                                            ------------
                                            $          -
                                            ============

EnerTeck Sub. was an S-Corporation in 2002 and upon the completion of the merger with Gold Bond (See Note 2.), EnerTeck Sub. terminated its S-Corporation status for income tax purposes.

NOTE 6 - STOCKHOLDERS' EQUITY

On November 24, 2003, the stockholders and directors approved a one from ten common stock split whereby each stockholder of EnerTeck Corporation will receive one share of EnerTeck Corporation's common stock in exchange for each ten shares of EnerTeck Corporation common stock. All per share information included in the financial statements have been adjusted to reflect the stock split.

On January 9, 2003, EnerTeck Corporation (formerly Gold Bond Resources, Inc), an inactive public corporation, issued 5,000,000 shares of common stock in exchange for 100% of the outstanding common stock of EnerTeck Chemical Corp., a privately held corporation. After the merger the stockholders of EnerTeck Chemical Corp. owned approximately 75% of the combined entity. For accounting purposes this transaction was treated as an acquisition of EnerTeck Corporation and a recapitalization of EnerTeck Chemical Corp., now a wholly-owned subsidiary of EnerTeck Corporation. EnerTeck Sub's historical financial statements replace Gold Bond's in the accompanying financial statements. EnerTeck retroactively applied the recapitalization in the accompanying statement of stockholders equity to reflect the common stock outstanding (See Note 2). The 1,043,761 shares of common stock retained by the EnerTeck Corporation stockholders is reflected as being issued in 2003

During the year ended December 31, 2003, EnerTeck sold 3,150,000 shares of common stock for $.50 per share, or $1,575,000. EnerTeck received $1,445,500 after expenses of $129,500 which were recorded as a reduction of additional paid in capital.

NOTE 7 - STOCK WARRANTS

During the year ended December 31, 2003, EnerTeck Corporation issued warrants to consultants and employees as follows:

Various consulting agreements were executed at the time of the reverse acquisition, see note 2, consultants received warrants to acquire 2,148,150 shares of common stock at $1.20 per share. These options were valued using Black-Scholes with the resulting fair value charged against equity as a cost of the merger.

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

Warrants to acquire 1,000,000 shares of common stock at $.01 were issued to the CEO of EnerTeck Corporation. The warrants were accounted for under the intrinsic value method and resulted in $490,000 in compensation expense in the year ended December 31, 2003. The CEO of EnerTeck Corporation exercised his warrants to acquire 1,000,000 shares of common stock on December 15, 2003.

Warrants to acquire 500,000 shares of common stock at $1.20 per share were issued to four employees. The warrants were accounted for under the intrinsic value method and resulted in $960,000 of compensation expense in the year ended December 31, 2003.

    Warrants outstanding and exercisable as of December 31, 2003

                           ---Outstanding---                      Exercisable
    Exercise Price         Number of Shares    Remaining Life   Number of Shares

    $1.00                      1,500,000            4.5             1,500,000
    $1.20                      1,323,150            4.5             1,323,150
    $0.50                        200,000            4.5               200,000
    $3.40                          2,500            4.5                 2,500
                               ---------                            ---------
                               3,025,650                            3,025,650
                               =========                            =========

NOTE 8 - COMMITMENTS AND CONTINGENCIES

RubyCat Technology Agreement-

Effective September 7, 2001, EnerTeck entered into an Exclusive Market Segment Development Agreement (the "Agreement") with RubyCat Technology, Inc. The Agreement gives EnerTeck exclusive rights to market RubyCat products, which includes EnerBurn, to on-highway diesel large fleet truck market, small engine marine (<7,000 horsepower) market, railroad diesel and the international diesel fuel market. In addition, EnerTeck was able to obtain approval from the Environmental Protection Agency to sell the product through its Agreement with RubyCat.

Under the Agreement, EnerTeck is required to purchase minimum quantities for the diesel truck fleet market each calendar year as follows:

          Year ending December 31,        Gallons
                                          ----------
          2004                            270,000
          2005                            400,000
          2006                            500,000

If EnerTeck fails to purchase the quantities noted above, the products and technologies will still be available to EnerTeck for purchase, but without exclusive market segment rights. EnerTeck was required to purchase 90,000 gallons in 2002 and purchased approximately 40,000 resulting in EnerTeck being in default under the purchase commitment. As a result of the 2002 default, on February 3, 2003 EnerTeck agreed to pay RubyCat $100,000 and signed an amended agreement. The agreement has extended the exclusive rights through December 31, 2005. In addition, the new agreement has a purchase option allowing EnerTeck to purchase the EnerBurn Technology for $6,000,000 to $6,600,000 depending on when the option would be exercised in 2005. The purchase option is from January 2004 through December 2005. The one time charge of $100,000 is included in cost of goods sold in 2002 and in accrued liabilities as of December 31, 2002. EnerTeck was required to purchase 180,000 gallons in 2003 but only purchased 5,850. EnerTeck is currently in default under the agreement, however, has a verbal agreement with RubyCat to honor the exclusive rights under the contract through December 31, 2005 with no further payment being required.

RubyCat has the right to review the price it charges EnerTeck quarterly. If the parties are unable to reach an agreement on the price increase, the agreement will terminate.


Office Lease -

EnerTeck leases office space under a non-cancelable operating lease. Future minimum rentals due under non-cancelable operating leases with an original maturity of at least one-year are approximately as follow:

           December 31,               Amount
                                      ---------
           2004                       $  45,258
           2005                          46,600
           2006                          11,734

Rent expense for the years ended December 31, 2003 and December 31, 2002 totaled approximately $38,520 and $11,000, respectively.

NOTE 9 - CONCENTRATION OF CREDIT RISK

For the years ended December 31, 2003 and 2002, EnerTeck purchased 100% of its products from RubyCat (see note 8).

Financial instruments that potentially subject EnerTeck to concentration of credit risk are accounts receivable. EnerTeck performs ongoing credit evaluations as to the financial condition of its customers. Generally, no collateral is required. Two customers accounted for 100% of accounts receivable balance at December 31, 2003.

NOTE 10 - REVENUE FROM MAJOR CUSTOMERS

A summary of EnerTeck's revenues from major customers for the years ended December 31, 2003 and 2002 was approximately:

                                      2003                  2002
                                   ----------            ----------

           Customer A              $       --            $  646,000
           Customer B                 200,374               156,000
           Customer C                      --                38,967
           Customer D                 109,598                31,762
                                   ----------            ----------
                    Totals         $  309,972            $  872,729
                                   ==========            ==========

NOTE 11 - PROVISION FOR ASSET IMPAIRMENT

During fiscal 2002 EnerTeck recorded an asset impairment charge of $85,714. The equipment impaired by EnerTeck was equipment located at various locations of its largest customer. Because of the bankruptcy of the customer, EnerTeck will not receive any future cash flows from the equipment resulting in management impairing all assets associated with this customer. These assets have been historically depreciated over seven years. There was no such charge in fiscal 2003.


NOTE 12 - SUBSEQUENT EVENTS

On March 20, 2004 four of the founders of EnerTeck's wholly owned operating subsidiary, EnerTeck Chemical Corp., voluntarily agreed to cancel 3,000,000 of their outstanding shares of common stock. These cancellations will reduce the number of shares of the Company's common stock outstanding by almost 28% to 7,791,999 from 10,791,999. The Company believes the cancellation of these shares will improve its ability to raise additional working capital through future financings.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 14, 2003, the client-auditor relationship between EnerTeck Corporation ("EnerTeck Parent") and DeCoria, Maichel & Teague P.S. ("DeCoria") ceased as DeCoria was dismissed as EnerTeck Parent's auditor by an action of its Board of Director's of the same day. The decision to use another accounting firm was made due to the recent acquisition of EnerTeck Sub. To the knowledge of the Company's current Board of Directors, DeCoria's report of the financial statements for fiscal years ended July 31, 2002 and 2001 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except for its ability to continue as a going concern.

During the audit of EnerTeck Parent's financial statements for the years ended July 31, 2002 and 2001 and any subsequent interim period through the date of dismissal, DeCoria did not have any disagreements with the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and there were no "reportable events" with DeCoria as described in Items 304 (a) (1) (iv) and (v) of Regulation S-K, respectively.

In December 2002, EnerTeck Chemical Corp. engaged Malone & Bailey, PLLC, as its independent accountant for the two years ended December 31, 2002 and December 31, 2001. On March 14, 2003, EnerTeck Corporation's board of directors engaged Malone & Bailey, PLLC, as its independent accountant for the year ended December 31, 2003. During the most recent calendar year and any subsequent interim period prior to engaging Malone & Bailey, PLLC, the Company did not consult with Malone & Bailey, PLLC regarding either (i) the application of accounting principals to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on its financial statements; or (ii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K). Malone & Bailey, PLLC has reviewed this disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304(a). Malone & Bailey, PLLC did not furnish a letter to the Commission.

DeCoria provided the Company with a letter addressed to the SEC that was attached as an exhibit to its Form 8-K/A which was filed with the SEC on April 2, 2003. The letter does not contain any disagreements regarding the disclosure included in this section about its change in accountants.

ITEM 8A. CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and Principal Financial Officer have reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, such officers believe that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There have been no significant changes in internal control over financial reporting that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT There is incorporated by reference herein information which will be contained in the Company's definitive proxy statement to be filed within 120 days of the Company's year end in connection with the annual meeting of shareholders to be held in 2004.

ITEM 10. EXECUTIVE COMPENSATION

There is incorporated by reference herein information which will be contained in the Company's definitive proxy statement to be filed within 120 days of the Company's year end in connection with the annual meeting of shareholders to be held in 2004.

ITEM. 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There is incorporated by reference herein information which will be contained in the Company's definitive proxy statement to be filed within 120 days of the Company's year end in connection with the annual meeting of shareholders to be held in 2004.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is incorporated by reference herein information which will be contained in the Company's definitive proxy statement to be filed within 120 days of the Company's year end in connection with the annual meeting of shareholders to be held in 2004.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

2.1      Share Exchange Agreement (1)
2.2      Plan of Merger(2)
2.3      Articles of Merger (Delaware) (2)
2.4      Articles of Merger (Washington) (2)
3.1      Articles of Incorporation (July 8, 2003 filing date) (2)
3.2      Bylaws (2)
4.1      Specimen of Common Stock Certificate (2)
4.2      Registrant's 2003 Stock Option Plan (3)
10.1     Employment Agreement by and between Dwaine Reese and the Registrant dated July 1, 2003 (2)
10.2     Employment Agreement by and between Dwaine Reese and the Registrant's Subsidiary dated July 1, 2003 (2)
10.3     Employment  Agreement by and between V. Patrick Keating and the  Registrant's  Subsidiary  dated August 1,
         2003 (2)
10.4     Employment Agreement by and between Leon van Kraayenburg and the Registrant dated August 1, 2003 (2)
10.5     Employment  Agreement by and between Leon van Kraayenburg and the Registrant's  Subsidiary dated August 1,
         2003 (2)
10.6     Consulting Agreement by and between James J. Mullen and the Registrant dated January 15, 2003 (2)
10.7     Employment Agreement by and between Roy Stern and the Registrant's Subsidiary dated August 1, 2003 (2)
10.8     Consulting  Agreement by and between  Parrish Brian  Partners,  Inc. and the  Registrant  dated January 9,
         2003 (2)
10.9     Amendment to Consulting  Agreement by and between  Parrish Brian Partners,  Inc. and the Registrant  dated
         May 15, 2003 (2)
10.10    Warrant to purchase 15,000,000 shares issued to Parrish Brian Partners, Inc. dated August 1, 2003 (2)
10.11    Warrant to purchase 10,000,000 shares issued to Dwaine Reese dated August 1, 2003 (2)
10.12    Warrant to purchase 1,000,000 shares issued to James Mullen dated August 1, 2003 (2)
10.13    Warrant to purchase 2,000,000 shares issued to Leon van Kraayenburg dated August 1, 2003 (2)
10.14    Warrant to purchase 1,750,000 shares issued to WaxTech International, Inc. dated August 1, 2003 (2)
10.15    Warrant to purchase 1,000,000 shares issued to Debbie Tenney dated August 1, 2003 (2)
10.16    Warrant to purchase 1,000,000 shares issued to Roy Stern dated August 1, 2003 (2)
10.17    Warrant to purchase 4,981,500 shares issued to Allan F. Dow & Assoc., Inc. dated August 1, 2003 (2)
10.18    Warrant to purchase 1,500,000 shares issued to JD McGraw dated August 1, 2003 (2)
10.19    Warrant to purchase 25,000 shares issued to Maxim Group LLC dated April 30, 2003 (2)
10.20    Warrant to purchase 2,000,000 shares issued to Maxim Group LLC dated June 6, 2003 (2)
10.21    Memorandum of  Understanding  by and between the  Registrant's  Subsidiary  and RubyCat  Technology  dated
         February 1, 2003 (2)
10.22    Office Lease dated February 1, 2001 (2)
10.23    Office Lease Amendment dated March 31, 2003 (2)
10.24    Distribution  Agreement  by  and  between  WaxTech  International,   Inc.  and  Mitsubishi   International
         Corporation ("MIC") dated December 15, 2002 (2)
10.25    March 15, 2003 letter from WaxTech International,  Inc. to Registrant's  Subsidiary assigning Distribution
         Agreement (2)
10.26    March 26, 2003 letter from WaxTech  International,  Inc. to MIC-re:  assumption of Distribution  Agreement
         (2)
10.27    Agency Agreement by and between EchemTrade Energy & Petrochemical,  Ltda. and the Registrant's  Subsidiary
         dated February 15, 2003 (2)
10.28    Amendment  to  Agency  Agreement  by  and  between  EchemTrade  Energy  &  Petrochemical,  Ltda.  and  the
         Registrant's Subsidiary dated September 1, 2003 (2)

10.29    Sales Agreement by and between Allan F. Dow & Associates,  Inc. and the Registrant's  Subsidiary dated May
         1, 2003 (2)
10.30    Consulting  Agreement  by and between  Allan F. Dow &  Associates,  Inc. and the  Registrant's  Subsidiary
         dated October 10, 2002 (2)
10.31    Amendment to the October 10, 2002  Consulting  Agreement by and between  Allan F. Dow &  Associates,  Inc.
         and the Registrant's Subsidiary dated March 18, 2003 (2)
10.32    Investment  Banking  Agreement by and between  Maxim  Group,  LLC and the Registrant  dated March 26, 2003
         (2)
10.33    Letter  Agreement  between  Brenntag Latin America Incorporated and the Registrant dated September 15, 2003
         (2)
21.1     Subsidiaries of the Registrant (2)
31.1     Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley  Act    of     2002
         (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2     Certification of Principal  Financial  Officer pursuant to Section 302 of the  Sarbanes-Oxley  Act of 2002
         (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18    U.S.C.   1350)

(1) Previously filed in connection with the Registrant's 8-K filed on January 23, 2003

(2) Previously filed in connection with the Registration Statement on Form SB-2, File No. 333-108872

(3) Previously filed in connection with the Registrant's Schedule 14A filed on August 12, 2003

REPORTS ON FORM 8-K

Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

Form 8-K filed on November 26, 2003, Item 5. Other Events - Recapitalization, Change of Name, State of Domicile and Trading Symbol

ITEM 14   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2003 and 2002:

                                            Fiscal 2003      Fiscal 2002
         Fee Category                       Fees             Fees

         Audit Fees                         $20,800          $5,000
         Audit Related Fees                 $0               $0
         Tax Fees                           $0               $0
         All Other Fees                     $0               $0
                                            -------          ------
         Total Fees                         $20,800          $5,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees. Consists of fees for product and services other than the services reported above.

Pre-Approval Policies and Procedures

Prior to engaging its accountants to perform a particular service, the Company's Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

                           SIGNATURES
                           __________

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, on April 14, 2004, thereunto duly authorized.

ENERTECK CORPORATION

By: /s/ Dwaine Reese
    ----------------
Dwaine Reese
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                                       Date:   April 14, 2004

/s/ ENERTECK CORPORATION

By: /s/ Dwaine Reese
Dwaine Reese
Chief Executive Officer
Director and Chairman



/s/ Leon van Kraayenburg            Executive Vice President/Finance            April 14, 2004
------------------------
Leon van Kraayenburg                Chief Financial Officer & Treasurer
                                    Principal Accounting Officer

/s/ Parrish B. Ketchmark            President                                   April 14, 2004
------------------------
Parrish B. Ketchmark                Director


/s/ James J. Mullen                                                             April 14, 2004
---------------------------         Director
James J. Mullen