Form 10KSB/A
period 2003-03-31
ENERTECK CORP
filed 2004-04-29
CIK 1128353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

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


              10701 Corporate Drive, Suite 150, Stafford, TX 77477
              ----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                EXPLANATORY NOTE

EnerTeck  Corporation  (the  "Company")  is filing this  Amendment No. 1 on Form
10-KSB/A to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 filed on April 14, 2004 (the "Original Filing") solely for the purpose of filing the balance of the Part III information which was not included in the Original Filing. In addition, updated certifications are included as Exhibits 31.1, 31.2 and 32.1. The remainder of the Original Filing is unchanged and is not reproduced in this Amendment No. 1.


                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Company's Directors were appointed on or about January 9, 2003 by the prior board of directors who resigned as a condition of the share exchange whereby the Company acquired EnerTeck Chemical Corp. Unless a director resigns prior to completion of his term, each Director serves for one year, or until his successor is elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

The following is a list of the Company's Directors and Executive Officers setting forth their functions and experience. There is no understanding or agreement under which the Directors hold office.

DWAINE REESE. Mr. Reese has been the Chairman of the Board and the Company's Chief Executive Officer of EnerTeck Sub since 2000 and of EnerTeck Parent since 2003. From approximately 1975 to 2000, Mr. Reese held various executive, management, sales and marketing positions in the refining and specialty chemical business with Nalco Chemical Corporation and later Nalco/Exxon Energy Chemicals, LP. In 2000, he founded EnerTeck Chemical Corp., and has been its President and Chief Executive Officer since that time. Mr. Reese has been and will continue to devote his full-time to the Company's business. Mr. Reese has B.S. degree in Biology and Chemistry from Lamar University and a M.S. degree in Chemistry from Highland New Mexico University.

PARRISH B. KETCHMARK. Mr. Ketchmark has been the Company's President and a Director since May 15, 2003. He has over 14 years experience in the business development and financing of small, emerging businesses. He is the founder, President and Chairman of the Board of Parrish Brian Partners, Inc., a venture capital business incubation firm, in operation since 2000. In addition, Mr. Ketchmark is the President of Parrish Brian & Co., Inc., an asset management, and investment and merchant-banking firm founded in 1995. From 1997 to 1999, Mr. Ketchmark served as the Secretary, Treasurer and a Director of World Cyberlinks Corp. From 1993 to 1995, Mr. Ketchmark served as the President of Performance Capital Corporation, an investment firm that managed and serviced a portfolio of investments in early stage growth companies. Prior to 1993, Mr. Ketchmark was employed as a Vice President at American Network Capital Corporation, a financial public relations firm, where he was responsible for investor relations and the financing of emerging companies. Mr. Ketchmark has attended Bernard Baruch College and Fordham University, and has studied finance and investments at Penn State University. He served in the U.S. Marine Corps from 1984 until his honorable discharge in 1989 attaining the rank of Sergeant. Mr. Ketchmark will devote such time to the Company's business as he believes is necessary for it to be successful.

JAMES J. MULLEN. Mr. Mullen was the Company's Executive Vice President - General Counsel, Secretary and a Director in 2003. He remains a Director only. He has over 40 years of legal experience primarily in the areas of intellectual property rights (patents and trademarks), trade regulation, business law, environmental matters, product liability and litigation. Since 1992, Mr. Mullen has been General Patent Counsel -Intellectual Property for Celanese Ltd. Mr. Mullen will continue this relationship with Celanese, until such time that he can be compensated at a level commensurate with full-time employment. Until such time, Mr. Mullen will devote, as much of his time to the Company's business as he believes is necessary for it to be successful. Mr. Mullen has his J.D. degree from Texas A &M University Law Center/South Texas College of Law, and a B.Ch.E. from Georgia Technical Institute.

OTHER OFFICERS AND SIGNIFICANT EMPLOYEES

V. PATRICK KEATING. Mr. Keating is an Executive Vice President - Business Development of the Company's wholly owned subsidiary, EnerTeck Chemical Corp. only. Mr. Keating has approximately twenty- eight years of refining/petrochemical management experience with fully integrated oil companies. For the most recent five years, he has been engaged in the management of start-up refining and petrochemical ventures. He is the founder and Chief Executive Officer of WaxTech International, Inc., a firm that has in the past provided consulting and sales services to EnerTeck Sub. Although Mr. Keating intends to devote substantially all of his business time to the Company's business operations, he will still maintain his position with WaxTech. Mr. Keating has a B.S. Degree in Chemical Engineering from McNeese State University.

LEON VAN KRAAYENBURG. Mr. van Kraayenburg is the Company's Executive Vice President - Finance, who has over 20 years of financial corporate reporting, tax, finance and treasury experience, serving the private and public sector. From 1993 until 1999, he served as Manager of Corporate Reporting for the U.S. holding companies of BTR, Plc., a UK public reporting company and BTR Nylex Ltd., an Australian public reporting company. During 1998, he managed the consolidation of the Amatek Holdings Group, a division of BTR Nylex, Ltd., a reporting entity comprising of over 60 companies and $900 million (USD) in revenues. He first served as the Chief Financial Officer and Treasurer of Westlake Styrene Corporation, with total assets of over $120 million (USD), a wholly owned subsidiary of BTR Nylex Ltd. before he joined corporate BTR Plc. Mr. van Kraayenburg is a graduate of Witwatersrand College in South Africa.

ROY K. STERN. Mr. Stern is the Vice President - Fleet Sales (USA) of the Company's wholly owned subsidiary, EnerTeck Chemical Corp. only. He has over 30 years experience in transportation, real estate and facilities logistics management. Most recently, from 1996 until 2002, he was Director of Purchasing and Fuel Management for Consolidated Freightways, a national trucking firm that filed for Chapter 11-bankruptcy protection in 2002 and is currently in liquidation. Mr. Stern has a B.S. degree in Biology from the University of Wisconsin and an M.B.A. degree in Finance /Management from Redlands College.

FAMILY RELATIONSHIPS

There are no familial relationships between the Directors or between the Directors and the Officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the knowledge of the Company, none of the officers or directors has been personally involved in any bankruptcy or insolvency proceedings. To the knowledge of the Company, none of the directors or officers have been convicted in any criminal proceedings (excluding traffic violations and other minor offenses) or are the subject of a criminal proceeding which is presently pending, nor have such persons been the subject of any order, judgment, or decree of any court of competent jurisdiction, permanently or temporarily enjoining them from acting as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or insurance company, or from engaging in or continuing in any conduct or practice in connection with any such activity or in connection with the purchase or sale of any security, nor were any of such persons the subject of a federal or state authority barring or suspending, for more than 60 days, the right of such person to be engaged in any such activity, which order has not been reversed or suspended.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company's Board of Directors has not yet designated an Audit Committee expert.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company's knowledge, none of the directors, executive officers or 10% stockholders have complied with all Section 16(a) filing requirements applicable to them during the Company's fiscal year ended December 31, 2003. However, and although such filings have not been completed prior to the filing of this Form 10-KSB, the Company understands that each of the directors, executive officers and 10% stockholders are in the process of preparing such reports and intend to make all requisite Exchange Act filings as promptly as possible.

CODE OF ETHICS

The Company's Board of Directors has been considering adoption of a Code of Ethics to be applicable to its Chief Executive Officer and senior financial executives. The Code of Ethics will be designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure, and compliance with applicable laws. The Board anticipates it will adopt the Code of Ethics during the current fiscal year.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company to its Chief Executive Officer whose total annual salary and bonus exceeded $100,000 during the past three calendar years. Except as set forth below, no other officer or Executive Officer of the Company received compensation in excess of $100,000 during the past three calendar years. However, three of the Company's employees are currently being compensated at a rate in excess of $100,000 per year. They are Leon van Kraayenburg, Debbie Tenney and Roy Stern who received $24,000, $45,000 and $110,000 during the year in salary, respectively and who received $470,000, $235,000 and $235,000 respectively as non cash compensation in the form of equity. All of this information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

                           SUMMARY COMPENSATION TABLE

                                                                 COMPENSATION IN
NAME AND PRINCIPAL         FISCAL                                THE FORM
POSITION                   YEAR         SALARY($)     BONUS($)   OF EQUITY  ($)
---------                  ----         ---------     --------   --------------

Dwaine Reese               2001         $125,000      0          0
Chief Executive Officer    2002         $150,000      0          $420,000 (2)
Chairman (1)               2003         $150,000      0          $490,000 (3)


(1) Mr. Reese has served in these positions with both companies since shortly after EnerTeck Sub was acquired on January 9, 2003. Prior thereto, from EnerTeck Sub's inception on November 29, 2000, Mr. Reese served as the President and Chief Executive Officer of EnerTeck Sub. The compensation that is indicated here is his compensation from EnerTeck Sub for the periods indicated as its officer and director.

(2) In September 2002, EnerTeck issued 420,000 shares of its common stock to Mr. Reese. This issuance was valued at a $1.00 per share as non-cash compensation in 2002.

(3) During the quarter ended June 30, 2003 EnerTeck issued options to Mr. Reeses to acquire 1,000,000 shares of its common stock at an exercise rice of $.001 per share resulting in $490,000 of non cash compensation in 2003.

On September 2, 2003, the Company's shareholders approved an employee stock option plan authorizing the issuance of options to purchase up to 1,000,000 shares of its common stock. This plan is intended to give the Company greater ability to attract, retain, and motivate officers, key employees, directors and consultants; and is intended to provide the Company with the ability to provide incentives more directly linked to the success of the Company's business and increases in shareholder value. To date no options have been issued under the plan.

In addition to the stock option plan, all of the officers and significant employees (or their affiliates) have been issued warrants to purchase shares of the Company's common stock. (See "Certain Relationships and Related Transactions" immediately below.) To date, 1,000,000 of these previously issued warrants to purchase the Company's common stock have been exercised, and the Company has received $10,000 in net proceeds from these exercised warrants.

EMPLOYMENT AGREEMENTS - EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES

All of the officers and key employees, with the exception of Mr. Ketchmark and Mr. Mullen, have entered into employment agreements. Mr. Ketchmark is acting as the president of the Company and its subsidiary pursuant to a May 15, 2003 amendment to the January 9, 2003 consulting agreement between his firm, Parrish Brian Partners, Inc and us. Through December 31, 2003, he was compensated on a consulting basis at the rate of $72,000 per year. Mr. Mullen has a consulting agreement with both EnerTeck Parent and EnerTeck Sub. He was also compensated at the rate of $72,000 per year. His agreement terminates on January 14, 2004, and will not be renewed. All of the remaining officers and significant employees have entered into employment agreements with both the parent company and its subsidiary except Messrs. Keating and Stern who have employment agreements with the subsidiary only. All employment agreements contain non-compete provisions. The Reese and Stern agreements call for compensation at the rate of $150,000 and $110,000 per year, respectively. The remaining officers and key employees' agreements call for compensation at the rate of $72,000 per year. In addition, Mr. Stern receives a 1% on sales that he generates. Copies of these agreements, and any amendments thereto, are included as exhibits to the Form SB-2 Registration Statement, as amended (File Number 333-108872).

REMUNERATION OF DIRECTORS

The Directors, who are also officers of the Company, receive no additional compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings.

OPTIONS, WARRANTS OR RIGHTS

The Company has no outstanding options or rights to purchase any of its securities. However, it does have outstanding warrants to purchase up to 3,025,650 shares of its common stock. The information required by this portion of the item regarding outstanding warrants is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-KSB, below.

INDEBTEDNESS OF MANAGEMENT

No member of management was indebted to the Company during its last fiscal year.


ITEM. 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The  information   required  by  this  portion  of  the  item  regarding  equity compensation  plans is incorporated by reference to the information set forth in
Item 5 of this Annual Report on Form 10-KSB.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the stock ownership of each of the Company's directors and officers, individually and as a group, and each beneficial owner of greater than 5% of the outstanding shares of the Company, as of March 31, 2004.


Name and Address of                            Amount and Nature
Beneficial Owner             Title of Class    of Beneficial Ownership   Percent of Class
-------------------          --------------    -----------------------    ---------------
Dwaine Reese (1)             Common            1,225,000                       15.7%
206 Country Creek Way
Richmond, Texas 77469

Parrish B. Ketchmark (1)(2)  Common            2,000,000                       21.5%
75 Oak Street
Norwood, NJ 07648

James J. Mullen (1)(3)       Common              100,000                        1.3%
802 Campodolcino Drive
Corpus Christi, Texas 78414

Leon van Kraayenburg (1)(4)  Common              200,000                        2.5%
14826 Cedar Point Drive
Houston, TX 77070

Stan Crow                    Common              500,000                        6.4%
1410 Andover
Livingston, Texas 77351

Leo Long                     Common            1,000,000                       12.8%
14600 W. 107th Street
Lenexa, KS 66215

John Russell (5)             Common            1,000,000                       12.8%
116 A Main Street
Tiburon, CA 94920

All directors and
executive officers
as a group (4 persons)       Common            3,525,000                       36.7%


(1) Holds these positions (officer and/or director) with both Companies.

(2) This includes the shares underlying the warrant that has issued to an affiliate of this shareholder, Parrish Brian Partners, Inc., to purchase 1,500,000 shares of the Company's common stock for $1.00 per share. The percent of class assumes the exercise of this shareholder's warrants only. In addition, it also includes 500,000 shares owned by an affiliate of this shareholder, Parrish Brian & Co., Inc.

(3) This includes the shares underlying the warrant that has issued to this shareholder in connection with his consulting agreement. This is a warrant to purchase 100,000 shares at $1.20 per share. The percent of class assumes the exercise of this shareholder's warrants only.

(4) This includes the shares underlying the warrant that has been issued to this shareholder in connection with his employment agreement. This is a warrant to purchase 200,000 shares at $1.20 per share. The percent of class assumes the exercise of this shareholder's warrants only.

(5) This individual's common stock holdings are comprised of shares owned by his affiliates as follows: Park City Investors, LP (400,000 shares), Carlsbad Industrial Association, LP (200,000 shares) and The Sherman Family Partners, LP (400,000). Mr. Russell controls all of these entities.

Unless otherwise noted above, this table has been prepared based on 7,792,025 shares of common stock being outstanding. If all of the outstanding warrants are exercised, there will be 10,817,675 shares outstanding.

All such shares are owned beneficially and of record, there are no additional shares known to the Company for which the listed beneficial owner has the right to acquire beneficial ownership as specified in Rule 13D-3(d)(1) of the Exchange Act.

CHANGES IN CONTROL

Not applicable

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 1, 2003, Dwaine Reese, the Company's principal shareholder, Chairman and Chief Executive Officer, was issued a warrant to purchase 1,000,000 shares of the Company's restricted common stock at $.001 per share or $10,000 in connection with his employment agreement. Mr. Reese exercised his option during December 2003. In addition, another warrant to purchase 498,150 of restricted shares at $1.20 per share or $597,780 was issued to Allan F. Dow and Associates, a management consulting firm for consulting services rendered to EnerTeck Sub. J.D. McGraw, a consultant who previously rendered services to us, was also issued a warrant to purchase 150,000 shares of the Company's restricted common stock at $1.20 per share or $180,000. Similarly, another warrant to purchase 175,000 shares of its restricted common stock at $1.20 per share or $210,000 was issued to WaxTech International, Inc. in consideration for services also rendered to EnerTeck Sub. V. Patrick Keating, a significant employee of EnerTeck Sub, is a principal of WaxTech.

The Company's president, Parrish B. Ketchmark, is presently compensated on a consulting basis through his firm, Parrish Brian Partners, Inc. ("Partners"). Prior to him becoming president on May 15, 2003, the Company entered into a January 9, 2003 financial consulting and business development agreement with Partners, an affiliate to Mr. Ketchmark. He is providing his services as president pursuant to a May 15, 2003 amendment to this consulting agreement. In connection with this agreement, the Company issued a warrant to Partners to purchase 1,500,000 shares of its common stock at $1.00 per share or $1,500,000 and are paying Mr. Ketchmark for services rendered at the rate of $6,000 per month or $72,000 per year. For the year ending December 31, 2003, he has been paid a total of $48,000. In addition, on January 9, 2003, 500,000 shares of the Company's common stock was issued to Parrish Brian & Co., Inc., an affiliate of Mr. Ketchmark and Parrish Brian Partners, Inc., for business, financial and marketing services previously rendered to EnerTeck Sub before it was acquired.

In addition to the above, warrants to purchase the Company's common stock have been issued to the following officers and employees as follows:

     o Leon van Kraayenburg - a warrant to purchase 200,000 shares at $1.20 per share.

     o James J. Mullen - a warrant to purchase 100,000 shares at $1.20 per share.

     o    Roy Stern - a warrant to purchase 100,000 shares at $1.20 per share.

     o Deborah Tenney - a warrant to purchase 100,000 shares at $1.20 per share.

Management considers the terms of the foregoing warrant transactions to be fair and reasonable to the respective parties involved. With the exception of the warrant transaction with the Company's principal shareholder and Chairman, Dwaine Reese, all warrant issuances, including exercise prices, were the result of arms length negotiations between the parties. Since the shares underlying the warrants were restricted at the time of the negotiation and the subsequent grants, the price of the publicly traded shares was not relevant, and their fair market value could not be determined. Regarding the warrants issued to Mr. Reese, as the Company's founder, Chairman and principal shareholder, he was rewarded accordingly, i.e., with a lower warrant exercise price and a warrant to purchase a greater number of shares. Although it was not an arms length transaction, considering Mr. Reese's perceived value to the Company, management believes that it is fair and in its best interests.

On November 24, 2003, the Company effected a one from 10 reverse stock split and a change of domicile merger whereby it changed its name from Gold Bond Resources, Inc. to EnerTeck Corporation and its state of domicile from the State of Washington to the State of Delaware. All references to shares contained herein give effect to the aforementioned reverse common stock split as if it had occurred previously to the transactions cited.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, on April 29, 2004, thereunto duly authorized.

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



Signature                           Title                                       Date

/s/ Dwaine Reese                    Chief Executive Officer                     April 29, 2004
-----------------------
Dwaine Reese                        Director and Chairman



/s/ Leon van Kraayenburg            Executive Vice President/Finance            April 29, 2004
------------------------
Leon van Kraayenburg                Chief Financial Officer & Treasurer
                                    Principal Accounting Officer

/s/ Parrish B. Ketchmark            President                                   April 29, 2004
------------------------
Parrish B. Ketchmark                Director


/s/ James J. Mullen                                                             April 29, 2004
---------------------------         Director
James J. Mullen