Form 10QSB
period 2004-03-31
ENERTECK CORP
filed 2004-05-17
CIK 1128353

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------


                         Commission file number 0-31981

                              ENERTECK CORPORATION
        (Exact name of Small Business Issuer as Specified in its Charter)


DELAWARE                                                              47-0929885
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

                                Yes [ X ] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                  Common, $.001 par value per share: 7,793,025
                        outstanding as of March 31, 2004

================================================================================

                         PART I - FINANCIAL INFORMATION

                              ENERTECK CORPORATION

                         Index to Financial Information
                          Period Ended March 31, 2004


      ITEM                                                      PAGE

      Item 1 - Financial Statements:

      Consolidated Balance Sheet                                3

      Consolidated Statements of Operations                     4

      Consolidated Statements of Cash Flows                     5

      Notes to Consolidated Financial Statements                6


      Item 2 - Management's Discussion and
                        Analysis or Plan of Operation           7

      Item 3 - Controls and Procedures                          9

                       ENERTECK CORPORATION and SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
                                   (Unaudited)

                                     ASSETS

Current assets

  Cash                                                              $    81,064
  Accounts receivable, net of allowance for doubtful accounts of$0        5,775

  Other receivables                                                       4,677
  Inventory                                                              10,742
                                                                    -----------
    Total current assets                                                102,258

Property and equipment, net of $52,956 accumulated depreciation         161,664
                                                                    -----------

    Total assets                                                    $   263,922
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                  $   172,897
  Accrued expenses                                                       29,008
                                                                    -----------
    Total current liabilities                                           201,905
                                                                    -----------

Commitments and contingencies

Stockholders' Equity:
  Common stock, $.001 par value, 100,000,000
    shares authorized, 7,793,025
    shares issued and outstanding                                         7,793
  Additional paid-in capital                                          3,410,301
  Accumulated deficit                                                (3,356,077)
                                                                    -----------
    Total stockholders' equity                                           62,017
                                                                    -----------

Total liabilities and stockholders' equity                          $   263,922
                                                                    ===========

                       ENERTECK CORPORATION and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                      2004             2003
                                                  ------------     ------------

Revenues                                          $      5,775     $     76,005

Cost and expenses:
Cost of revenues                                         4,026           38,495
                                                                        310,490
                                                  ------------     ------------

Net loss                                          $   (234,112)    $   (272,980)
                                                  ============     ============

Net loss per share:
  Basic and diluted                               $      (0.02)    $      (0.04)
                                                  ============     ============

Weighted average shares outstanding:
  Basic and diluted                                 10,459,557        6,153,233
                                                  ============     ============

                       ENERTECK CORPORATION and SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS Three Months Ended
                             March 31, 2004 and 2003
                                   (Unaudited)

                                                             2004        2003
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $(234,112)  $(272,980)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation                                           10,054       2,058
          Accounts receivable                                86,390     (41,960)
          Inventory                                           2,645       5,017
          Accounts payable                                  (43,636)     75,754
          Accrued expenses                                   (6,495)    (93,704)
                                                          ---------   ---------
CASH FLOWS USED IN OPERATING ACTIVITIES                    (185,154)   (325,815)
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                      (10,832)     (8,098)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash Received in merger with public shell                      --      85,393
  Exercise of warrants                                        1,200     325,000
                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES                          1,200     410,393
                                                          ---------   ---------

NET INCREASE IN CASH                                       (194,786)     76,480
Cash, beginning of period                                   275,850      31,097
                                                          ---------   ---------
Cash, end of period                                       $  81,064   $ 107,577
                                                          =========   =========

                       ENERTECK CORPORATION and SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: PRESENTATION

The consolidated balance sheet of EnerTeck Corporation ("EnerTeck") as of March 31, 2004, the related consolidated statements of operations for the three months ended March 31, 2004 and 2003 included in the financial statements have been prepared by Enerteck without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly EnerTeck's financial position and results of operations. The results of operations for the three months period are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2003 as reported in Form 10-KSB, have been omitted.

NOTE 2: COMMON STOCK

During the three months ended March 31, 2004, Enerteck received $1,200 from the exercise of 1,000 warants at an exercise price of $1.20 per share.

On March 20, 2004 four of the founders of EnerTeck's wholly owned operating subsidiary, EnerTeck Chemical Corp., canceled 3,000,000 of their outstanding shares of common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

      The following should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

FORWARD-LOOKING STATEMENTS

      The words "may," "will," "expect," "anticipate," "believe," "continue," "estimate," "project," "intend," and similar expressions used in this report are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. Many of these risks and uncertainties are set forth in the "RISK FACTORS" section of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.

OVERVIEW

      EnerTeck Corporation (the "Company" or "EnerTeck Parent") was incorporated in the State of Washington on July 30, 1935 under the name of Gold Bond Mining Company for the purpose of acquiring, exploring, and developing and, if warranted, the mining of precious metals. It subsequently changed its name to Gold Bond Resources, Inc. in July 2000. It acquired EnerTeck Chemical Corp. ("EnerTeck Sub") as a wholly owned subsidiary on January 9, 2003. For a number of years prior to its acquisition of EnerTeck Sub, it was an inactive, public "shell" corporation seeking to merge with or acquire an active, private company. As a result of this acquisition, EnerTeck Parent is now acting as a holding company, with EnerTeck Sub as its only operating business. Subsequent to this transaction, on November 24, 2003 EnerTeck Parent changed its domicile from the State of Washington to the State of Delaware, changed its name from Gold Bond Resources, Inc. to EnerTeck Corporation and effected a one for 10 reverse common stock split.

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

RESULTS OF OPERATIONS

For the three month period ended March 31, 2004 compared to the three month period ended March 31 2003.

      For the three months ended March 31, 2004 the Company recorded revenues of $5,775 versus revenues of $76,005 in the same period of 2003. The Company's net loss was $234,112 in the first quarter of 2004 versus a net loss of $272,980 for the same period in 2003. The resulting losses in the first quarter of 2004 vs. the net losses from the same period of 2003 was primarily due to the Company's expansion of its sales and marketing efforts. Additionally, an increase in general and administrative expenses was incurred that were associated with the Company's increased activities.

LIQUIDITY AND CAPITAL RESOURCES

      During the first quarter of 2004, the Company engaged additional sales personnel and professional consultants to facilitate in meeting the objectives of its new sales and marketing plan. The costs and burden associated therewith have contributed to the resulting losses in the first quarter of 2004.

      During the three month period ended March 31, 2004, the Company continues to use a portion of the proceeds of the sale of 3,150,000 shares of EnerTeck Corporation common stock sold during the year ended December 31, 2003, sold for $.50 per share, to meet its operating obligations. These are compared to the operating activities of March 30, 2003 that used cash generated from proceeds from the sale of common stock during the first quarter of 2003.

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

      On March 20, 2004 four of the founders of EnerTeck's wholly owned operating subsidiary, EnerTeck Chemical Corp., voluntarily agreed to cancel 3,000,000 of their outstanding shares of common stock. These cancellations reduce the number of shares of the Company's common stock outstanding to 7,793,025 from 10,793,025. The Company believes the cancellation of these shares will improve its ability to raise additional working capital through future financings.

      The Company currently has plans to raise additional working capital through equity financing and the exercise of warrants. The Company believes that together with its existing customer base and the prospects for the future, sufficient cash will be provided to meet operating expenses for the remainder of 2004.

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

      (b)   Reports on Form 8-K.

      Listed below are reports on Form 8-K filed during the fiscal quarter ended March 31, 2004.

      None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ENERTECK CORPORATION
                                         (Registrant)



Dated:       May 17, 2004          By:   /s/ Dwaine Reese
                                         -------------------------
                                         Dwaine Reese,
                                         Chief Executive Officer



Dated:       May 17, 2004          By:   /s/ Leon van Kraayenburg
                                         -------------------------
                                         Leon van Kraayenburg,
                                         Principal Financial Officer