Form 10QSB
period 2004-06-30
ENERTECK CORP
filed 2004-08-23
CIK 1128353

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____


                         Commission file number 0-31981

                              ENERTECK CORPORATION
        (Exact name of Small Business Issuer as Specified in its Charter)


           Delaware                                     47-0929885
  (State or Other Jurisdiction                       (I.R.S. Employer
 of Incorporation or Organization)                  Identification Number)

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

                  Common, $.001 par value per share: 7,895,025
                         outstanding as of June 30, 2004

================================================================================

                         PART I - FINANCIAL INFORMATION

                              ENERTECK CORPORATION


                         Index to Financial Information
                           Period Ended June 30, 2004

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

                       ENERTECK CORPORATION and SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2004


                                             ASSETS

Current assets

  Cash                                                        $    16,048
  Accounts receivable, net of allowance
   for doubtful accounts of $0                                     15,211
  Other receivables                                                13,239
  Inventory                                                        26,338
                                                              -----------
    Total current assets                                           70,836

Property and equipment, net
 of $63,010 accumulated depreciation                              141,831
                                                              -----------

    Total assets                                              $   212,667
                                                              ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                            $   215,314
  Accrued expenses                                                 29,007
  Notes Payable - related party                                    60,000
                                                              -----------
    Total current liabilities                                     304,321
                                                              -----------
Commitments and contingencies

Stockholders' Deficit:
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 7,895,025 shares issued and outstanding              7,895
  Additional paid-in capital                                    3,512,598
  Accumulated deficit                                          (3,612,147)
                                                              -----------
    Total stockholders' deficit                                   (91,654)
                                                              -----------

Total liabilities and stockholders' deficit                   $   212,667
                                                              ===========


                       ENERTECK CORPORATION and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                Three and Six Months Ended June 30, 2004 and 2003


                                           Three Months Ended                 Six Months Ended
                                                 June 30,                         June 30,
                                           2004            2003             2004           2003
                                       ------------    ------------    ------------    ------------

Revenues                               $     15,210    $    437,341    $     20,985    $    513,346

Cost of revenues                             14,714          66,251          18,672         104,746
Sales commission                                            116,000                         116,000
Non-cash stock compensation                                 490,000                         490,000
General and administrative                  256,567         342,960         492,495         653,450
                                       ------------    ------------    ------------    ------------
                                            271,281       1,015,211         511,167       1,364,196
                                       ------------    ------------    ------------    ------------

Net loss                               $   (256,071)   $   (577,870)   $   (490,182)   $   (850,850)
                                       ============    ============    ============    ============

Net loss per share:
  Basic and diluted                    $      (0.03)   $      (0.01)   $      (0.05)   $      (0.01)
                                       ============    ============    ============    ============

Weighted average shares outstanding:
  Basic and diluted                       7,793,025      81,252,332       9,111,206      79,168,999
                                       ============    ============    ============    ============


                       ENERTECK CORPORATION and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2004 and 2003

                                                      2004           2003
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $  (490,182)   $  (850,850)
  Adjustments to reconcile net loss to
   cash used in operating activities:
      Depreciation                                      20,109         17,300
      Non Cash Compensation                                 --
                                                                      490,000
 Changes in:
          Accounts receivable                           73,975       (394,038)
          Other Current Assets                         (18,535)         5,001
          Accounts payable                              11,578        111,677
          Accrued expenses                             (19,293)        66,893
                                                   -----------    -----------
CASH FLOWS USED IN OPERATING ACTIVITIES               (422,348)      (554,017)
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                  (1,053)       (99,803)
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from shareholder loan                        60,000             --
  Proceeds from sales of common stock                       --      1,445,500
  Exercise of warrants                                 103,600             --
                                                   -----------    -----------
CASH FLOWS PROVIDED BY  FINANCING ACTIVITIES           163,600      1,445,500
                                                   -----------    -----------

NET CHANGE IN CASH                                    (259,801)       791,680
Cash, beginning of period                              275,849         31,097
                                                   -----------    -----------
Cash, end of period                                $    16,048    $   822,777
                                                   ===========    ===========

                       ENERTECK CORPORATION and SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The consolidated balance sheet of EnerTeck Corporation ("EnerTeck") as of June 30, 2004, and the related consolidated statements of operations for the three and six months ended June 30, 2004 and 2003 included in the financial statements have been prepared by Enerteck without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly EnerTeck's financial position and results of operations. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2003 as reported in Form 10-KSB, have been omitted.

NOTE 2: COMMON STOCK

During the six months ended June 30, 2004, Enerteck received $103,600 from the exercise of 100,000 warrants at an exercise price of $1.00 per share and 3,000 warrants at an exercise price of $1.20 per share.

On March 20, 2004 four of the founders of EnerTeck's wholly owned operating subsidiary, EnerTeck Chemical Corporation, canceled 3,000,000 of their outstanding shares of common stock in EnerTeck Corporation.

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

RESULTS OF OPERATIONS

For the three period ended June 30, 2004 compared to the three month period ended June 30, 2003, and the six month period ended June, 2004 compared to the six month period ended June 30, 2003.

      For the three months ended June 30, 2004, the Company recorded revenues of $15,210 versus revenues of $437,341 in the same period of 2003. The Company's net loss was $234,112 in the second quarter of 2004 versus a net loss of $577,870 for the same period in 2003. The resulting losses in the second quarter of 2004 vs. the net loss from second quarter results of 2003 was primarily due to the Company's expansion of its sales and marketing efforts, however the reduction in losses was due to a non cash charge of $490,000 in the same period of 2003, in stock option expenses booked pursuant to ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Additionally, an increase in general and administrative expenses was incurred that were associated with the Company's increased activities.

      For the six months ended June, 2004 the Company recorded revenues of $20,985 versus revenues of $513,346 in the same period of 2003. The Company's net loss was $490,182 in the first six months of 2004 versus a net loss of $850,850 for the same period in 2003. The resulting losses in the second quarter of 2004 vs. the net losses from the same period of 2003 was primarily due to the Company's expansion of its sales and marketing efforts. Additionally, an increase in general and administrative expenses was incurred that were associated with the Company's increased activities.

LIQUIDITY AND CAPITAL RESOURCES

      During the first quarter of 2004, the Company engaged additional sales personnel and professional consultants to facilitate in meeting the objectives of its new sales and marketing plan. The costs and burden associated therewith have contributed to the resulting losses in the first and second quarter of 2004.

      During the three month period ended June 30, 2004, the Company continues to use the remaining portion of the proceeds of the sale of 3,150,000 shares of EnerTeck Corporation common stock sold during the year ended December 31, 2003, sold for $.50 per share, and proceeds received in the amount of $103,600 from the exercise of warrants to meet its operating obligations. These are compared to the operating activities of June 30, 3003 that used cash generated from proceeds from the sale of common stock during the first quarter of 2003.

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

      On March 20, 2004 four of the founders of EnerTeck's wholly owned operating subsidiary, EnerTeck Chemical Corp., voluntarily agreed to cancel 3,000,000 of their outstanding shares of common stock in EnerTeck Corporation. These cancellations reduce the number of shares of the Company's common stock outstanding to 7,792,025 from 10,792,025 at that time. The Company believes the cancellation of these shares will improve its ability to raise additional working capital through future financings.

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

                           PART II - OTHER INFORMATION

ITEMS DELETED ARE NOT APPLICABLE.


Item 4.  Submission of Matters to a Vote of Security-Holders.

      On June 30, 2004, an annual meeting of stockholders was held (i) to elect four Directors to serve as the Board of Directors of the Company until the next Annual Meeting of Stockholders and until their successors shall be elected and shall qualify, and (ii) to ratify the selection of Malone & Bailey, PLLC to serve as the Company's independent auditors for the fiscal year ending December 31, 2004. At such meeting, Dwaine Reese, Parrish B. Ketchmark, James J. Mullen and Leon van Kraayenburg were duly elected as directors of the Company. Each of Messrs. Reese, Ketchmark and Mullen was an incumbent director. Each of Dwaine Reese, Parrish B. Ketchmark and Leon van Kraayenburg received 5,791,121 affirmative votes and no negative votes. James J. Mullen received 4,341,121 affirmative votes and 1,450,000 negative votes. Regarding proposal (ii), such proposal was approved by a majority of the votes cast at the meeting. Such proposal received 5,790,594 affirmative votes, no negative votes and 1,080 abstentions.

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

      (b)   Reports on Form 8-K.

      Listed below are reports on Form 8-K filed during the fiscal quarter ended June 30, 2004.

      None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ENERTECK CORPORATION
                                             (Registrant)


Dated: August 23, 2004                    By: /s/ Dwaine Reese
                                              --------------------------
                                              Dwaine Reese,
                                              Chief Executive Officer



Dated: August 23, 2004                    By: /s/ Leon van Kraayenburg
                                              --------------------------
                                              Leon van Kraayenburg,
                                              Principal Financial Officer