Form 10QSB
period 2004-09-30
ENERTECK CORP
filed 2004-11-16
CIK 1128353

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                  Common, $.001 par value per share: 8,526,225
                      outstanding as of September 30, 2004

================================================================================

                         PART I - FINANCIAL INFORMATION

                              ENERTECK CORPORATION

                         Index to Financial Information
                         Period Ended September 30, 2004

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

                       ENERTECK CORPORATION and SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2004

                                             ASSETS

Current assets
  Accounts receivable, net of allowance for doubtful accounts of $0      $   153,910
  Other receivables                                                           15,239
  Inventory                                                                   26,338
                                                                         -----------
    Total current assets                                                     195,487

Property and equipment, net of $73,065 accumulated depreciation              133,427
                                                                         -----------

    Total assets                                                         $   328,914
                                                                         ===========

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                       $   362,380
  Accrued expenses                                                            26,065
  Notes Payable - related party                                               60,000
                                                                         -----------
    Total current liabilities                                                448,445
                                                                         -----------

Commitments and contingencies

Stockholders' Deficit:
  Preferred stock, $.001 par value, 10,000,000 shares authorized,
    no shares issued and outstanding                                              --
  Common stock, $.001 par value, 100,000,000 shares authorized,
    8,526,225 shares issued and outstanding                                    8,526
  Additional paid-in capital                                               4,455,704
  Accumulated deficit                                                     (4,583,761)
                                                                         -----------
    Total stockholders' deficit                                             (119,531)
                                                                         -----------

Total liabilities and stockholders' deficit                              $   328,914
                                                                         ===========

                       ENERTECK CORPORATION and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and Nine Months Ended September 30, 2004 and 2003

                                               Three Months Ended               Nine Months Ended
                                                 September 30,                    September 30,
                                                 ------------                     ------------
                                             2004             2003             2004             2003
                                         ------------     ------------     ------------     ------------

Revenues                                 $   158,626      $    46,154      $   179,611      $   559,500

Cost of revenues                              59,225           28,042           94,866          132,788
Sales commission                              16,969            2,653           16,969          118,653
Non-cash stock compensation                  207,536          960,000          207,536        1,450,000
General and administrative                   846,510          361,187        1,322,036        1,014,637
                                         -----------      -----------      -----------      -----------
Total operating expenses                   1,130,240        1,351,882        1,641,407        2,716,078
                                         -----------      -----------      -----------      -----------

Net loss                                 $  (971,614)     $(1,305,728)     $(1,461,796)     $(2,156,578)
                                         ===========      ===========      ===========      ===========

Net loss per share:
  Basic and diluted                      $     (0.12)     $     (0.13)     $     (0.17)     $     (0.33)
                                         ===========      ===========      ===========      ===========

Weighted average shares outstanding:
  Basic and diluted                        8,351,014        9,791,890        8,825,481        6,563,801
                                         ===========      ===========      ===========      ===========

                                        ENERTECK CORPORATION and SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                Nine Months Ended September 30, 2004 and 2003

                                                           2004             2003
                                                        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $(1,461,796)     $(2,156,578)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Shares issued for services                            640,000               --
      Depreciation                                           30,164           32,545
      Non Cash Compensation                                 207,536
                                                                           1,450,000
 Changes in:
          Accounts receivable                               (64,722)        (288,779)
          Other current assets                              (20,535)           7,781
          Accounts payable                                  152,146           (9,308)
          Accrued expenses                                  (22,235)          79,023
                                                        -----------      -----------
CASH FLOWS USED IN OPERATING ACTIVITIES                    (539,442)        (885,316)
                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                       (2,704)         (31,429)
                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from shareholder loan                             60,000               --
  Proceeds from sales of common stock                            --        1,445,500
  Proceed from exercise of warrants                         199,800               --
                                                        -----------      -----------
CASH FLOWS PROVIDED BY  FINANCING ACTIVITIES                259,800        1,445,500
                                                        -----------      -----------

NET CHANGE IN CASH                                         (282,346)         528,755
Cash, beginning of period                                   275,848           31,097
                                                        -----------      -----------
Cash, end of period                                     $    (6,498)     $   559,852
                                                        ===========      ===========

                       ENERTECK CORPORATION and SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of EnerTeck Corporation ("EnerTeck") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in EnerTeck's Annual Report filed with the SEC on Form 10 KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2003 as reported in the form 10 KSB have been omitted.

NOTE 2: COMMON STOCK

On March 20, 2004 four of the founders of EnerTeck's wholly owned operating subsidiary, EnerTeck Chemical Corporation, canceled 3,000,000 of their outstanding shares of common stock in EnerTeck Corporation.

During the nine months ended September 30, 2004, Enerteck received $199,800 from the exercise of 195,000 warrants at an exercise price of $1.00 per share and 4,000 warrants at an exercise price of $1.20 per share.

NOTE 3: PREFERRED STOCK

During August 2004, EnerTeck authorized ten million shares of Preferred Stocks with $0.001 par value. None of the Preferred Stock is issued and outstanding for the period ended September 30, 2004.

NOTE 4: STOCK-BASED COMPENSATION

EnerTeck adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS No. 123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

EnerTeck applies APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in EnerTeck financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. However, compensation cost has been recognized for warrants and options granted to non-employees for services provided. The following table illustrates the effect on net loss and net loss per share if EnerTeck had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                   Three Months Ended                 Nine Months Ended
                                      September 30,                     September 30,
                                  2004             2003             2004             2003
                               -----------      -----------      -----------      -----------
Net loss as reported           $  (971,614)     $(1,305,728)     $(1,461,796)     $(2,156,758)
Add:  stock based
         compensation
         determined under
         intrinsic value-
         based method               25,000           94,000           25,000        1,450,000
Less: stock based
         compensation
         determined under
         fair value-
         based method             (195,780)      (1,245,576)        (195,780)      (1,787,576)
                               -----------      -----------      -----------      -----------
   Pro forma net loss          $(1,142,394)     $(2,458,304)     $(1,632,576)     $(2,494,334)
                               ===========      ===========      ===========      ===========

Basic and diluted net
loss per common share:
   As reported                 $      (.12)     $      (.13)     $      (.17)     $      (.33)
   Pro forma                          (.14)            (.25)            (.18)            (.38)

The weighted average fair value of the stock options granted during 2004 and 2003 was $0.78 and $.83, respectively. Variables used in the Black-Scholes option-pricing model include (1) 3% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility was zero, and (4) zero expected dividends.

During the third quarter of 2004, EnerTeck granted 230,000 warrants to consultants with an exercise price of $1.2. The options vest immediately. During the third quarter of 2004, EnerTeck also granted 250,000 five year options to employees with an exercise price of $1.2. The options vest immediately. EnerTeck recognized $207,536 non cash compensation on the warrants and options issued during the third quarter.

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

RESULTS OF OPERATIONS

For the three month period ended September 30, 2004 compared to the three month period ended September 30, 2003, and the nine month period ended September, 2004 compared to the nine month period ended September 30, 2003.

      For the three months ended September 30, 2004, the Company recorded revenues of $158,626 versus revenues of $46,154 in the same period of 2003. The Company's net loss was $971,614 in the third quarter of 2004 versus a net loss of $1,305,728 for the same period in 2003. The resulting losses in the third quarter of 2004 vs. the net loss from third quarter results of 2003 was primarily due to the Company's expansion of its sales and marketing efforts, however the reduction in losses was due to and curtailment of other general and administrative expenses and a non cash charge of $960,000 in the same period of 2003, in stock option expenses booked pursuant to ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Additionally, a reduction was due to the curtailment of General and Administrative expenses of the Company.

      For the nine months ended June, 2004 the Company recorded revenues of $179,611 versus revenues of $559,500 in the same period of 2003. The Company's net loss was $1,461,796 in the first nine months of 2004 versus a net loss of $2,156,578 for the same period in 2003. The resulting losses in the second quarter of 2004 vs. the net losses from the same period of 2003 were reduced primarily due to the Company curtailing expenses despite the expansion of its sales and marketing efforts. Additionally, a decrease in general and administrative expenses resulted that were associated with the Company operating activities.

LIQUIDITY AND CAPITAL RESOURCES

      During the first quarter of 2004, the Company engaged additional sales personnel and professional consultants to facilitate in meeting the objectives of its new sales and marketing plan. The costs and burden associated therewith have contributed to the resulting losses in the first three quarters of 2004.

      During the three month period ended September 30, 2004, the Company continues to use proceeds from the exercise of warrants of EnerTeck Corporation's common stock. The Company has received proceeds in the amount of $199,800 from the exercise of warrants to meet its operating obligations. These are compared to the operating activities of September 30, 3003 that used cash generated from proceeds from the sale of common stock during the first quarter of 2003.

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

      On March 20, 2004 four of the founders of EnerTeck's wholly owned operating subsidiary, EnerTeck Chemical Corp., voluntarily agreed to cancel 3,000,000 of their outstanding shares of common stock in EnerTeck Corporation. These cancellations reduce the number of shares of the Company's common stock outstanding to 7,792,025 from 10,792,025 at that time. The Company believed the cancellation of the shares would improve its ability to raise additional working capital through future financings, however current market conditions have not allowed the Company to raise additional capital through equity financing activities.

      The Company continues its plans to raise additional working capital through equity financing and the exercise of warrants. The Company believes that together with its existing customer base and the prospects for the future, sufficient cash will be provided to meet operating expenses for the remainder of 2004.

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

                                                 ENERTECK CORPORATION
                                                 (Registrant)

Dated:    November 16, 2004             By:      /s/ Dwaine Reese
          -----------------                      -------------------------------
                                                 Dwaine Reese,
                                                 Chief Executive Officer

Dated:    November 16, 2004             By:      /s/ Leon van Kraayenburg
          -----------------                      -------------------------------
                                                 Leon van Kraayenburg,
                                                 Principal Financial Officer