Form 10KSB
period 2004-12-31
ENERTECK CORP
filed 2005-06-07
CIK 1128353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the Fiscal Year ended December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission file number 0-31981

                              ENERTECK CORPORATION
                 (Name of small business issuer in its charter)

          Delaware                                            47-0929885
  --------------------------------                    -------------------------
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

              Title of Each Class             Name of Each Exchange
                                               on Which Registered.
                        N/A                            N/A

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                -----------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| YES |_| NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. XX

State issuer's revenues for its most recent fiscal year.
$179,393.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed first fiscal quarter $1,340,352.

(INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court
 |_| Yes |_|  No

      (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,426,359

          DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format
(Check one): Yes |_|; No |X|


                                   FORM 10-KSB
                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

(a)      BUSINESS DEVELOPMENT

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

EnerTeck Sub, the Company's wholly owned operating subsidiary, was incorporated in the State of Texas on November 29, 2000. It was formed for the purpose of commercializing a diesel fuel specific combustion catalyst known as EnerBurn
(TM), as well as other combustion enhancement and emission reduction technologies. Nalco/Exxon Energy Chemicals, L.P. ("Nalco/Exxon L.P."), a joint venture between Nalco Chemical Corporation and Exxon Corporation commercially introduced EnerBurn in 1998. When Nalco/Exxon L.P. went through an ownership change in 2000, our founder, Dwaine Reese, formed EnerTeck Sub. It acquired the EnerBurn trademark and related assets and took over the Nalco/Exxon L. P. relationship with the EnerBurn formulator and blender, and its supplier, RubyCat Technology. The decision to form EnerTeck Sub and acquire the EnerBurn business was motivated by Mr. Reese's belief that:


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

(b)      BUSINESS OF ISSUER

OVERVIEW

The Registrant, through its wholly owned subsidiary, specializes in the sales and marketing of a fuel borne catalytic engine treatment for diesel engines known as EnerBurn(TM). The Company utilizes a sales process that includes detailed proprietary customer fleet monitoring protocols in on-road applications that quantify data and assists in managing certain internal combustion diesel engine operating results while utilizing EnerBurn. Test data prepared by Southwest Research Institute and actual customer usage has indicated that the use of EnerBurn in diesel engines improves fuel economy, lowers smoke, and decreases engine wear and the dangerous emissions of both Nitrogen Oxide (NOx) and microscopic airborne solid matter (particulates). The Company's principal target markets are the trucking, railroad and maritime shipping industries. Each of these industries share certain common financial characteristics, i.e. i) diesel fuel represents a disproportionate share of operating costs; and ii) relatively small operating margins are prevalent. Considering these factors, management believes that the use of EnerBurn and the corresponding 8% to 15% derived savings in diesel fuel costs can positively effect the operating margins of its customers while contributing to a cleaner environment.

Since the Registrant is currently a sales and marketing organization, it has not spent any funds on research and development activities. The Company owns the EnerBurn trademark and, pursuant to a memorandum of understanding which expired on December 31, 2003, was granted the exclusive, global marketing rights from its formulator, blender and supplier, RubyCat (which arrangement required the Company to meet certain annual minimum purchase levels to maintain such exclusivity), and an option to purchase the EnerBurn technology and associated assets by December 31, 2003 for $6.6 million which was not exercised and has also thus expired. Based upon sales volume to date, the Company did not achieved these required minimum levels. However, management is presently in continuing discussions with RubyCat to waive the requirements necessary for the Company to maintain this exclusivity, as well as keep open the possibility of the Company acquiring RubyCat and/or the EnerBurn technology and associated assets. No assurance can be given that the parties can reach an acceptable agreement on either transaction. If the Company were to lose this exclusivity, it may have a material adverse effect on its business and planned operations.

To date, the Company has engaged in limited marketing of the EnerBurn technology and has generated nominal sales, principally to the trucking and maritime industries. It competes in an evolving market with a significant number of competitors that include both established businesses and new entries into the field.

You should note that for the year ended December 31, 2004, our sales revenues were concentrated among six customers, of which one provided the majority of those sales. The loss of any of the aforementioned six customers, especially, the largest one, would adversely affect the Company's business. You cannot be given assurances that the Company can adequately replace the loss of any of these customers.

WORKING CAPITAL REQUIREMENTS

Over the next 12 months, the Company anticipates its working capital requirements to be approximately $1,000,000 that it anticipates will be derived from the issuance of stock and loans.

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

PRODUCTS AND SERVICES

The Diesel Fuel Additive Product Line
EnerBurn Combustion Catalyst for Diesel Fuel

EnerBurn is a liquid, chemical formulation, presently sold in bulk quantities to fleet and vessel operators, under three product codes differentiated by market application and product concentration, as indicated below:



Product                                                 Application
-----------------------                                 ---------------------
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

The unique chemical formulation of EnerBurn, when applied in accordance with proprietary methodology, has been shown to produce the following benefits (See "Product Testing", below):




--------------------------------------------------------------------------------
MEASUREMENT                                         PERCENTAGE IMPROVEMENT
--------------------------------------------------------------------------------
Fuel Economy                                        8-15% Improvement
--------------------------------------------------------------------------------
NOx Formation                                       10-20% Reduction
--------------------------------------------------------------------------------
Smoke                                               25-70% Reduction
--------------------------------------------------------------------------------
Brake Horsepower                                    Up to a 4% increase
--------------------------------------------------------------------------------
Engine Wear                                         30-50% Reduction
--------------------------------------------------------------------------------

EnerBurn Volumetric Proportioning Injector Equipment (VPI)

Volumetric proportioning injection equipment is used to deliver proper dosage ratios of EnerBurn to the diesel fuel, and are typically offered to the Company's customers in support of an EnerBurn sale. Three equipment vendors supply additive injection equipment to the Company that is either installed at a bulk fueling depot or onboard the vehicle or vessel.

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

The extensive testing of EnerBurn conducted by SwRI confirmed product claims of lower highway smoke, reduced NOx emissions, a significant reduction in engine wear and an increase in horsepower. Actual customer usage data has also confirmed the claim that EnerBurn usage reduces fuel consumption.

                  EnerBurn Proof of Performance Demonstrations

An integral part of the Company's sales process is to conduct proof of performance demonstrations for potential customers wherein the Company accumulates historical fleet data that documents the effects of the use of EnerBurn (i.e. advantages in terms of increased fuel economy, a decrease in engine wear and reductions in toxic emissions) on that customer's specific vehicles or vessels. In connection with these proof of performance demonstrations, the Company provides fleet monitoring services and forecasts of fuel consumption for purposes of the prospective customer's own analysis. Proof of performance demonstrations for a large number of prospective and existing customers have been completed. A sampling of such trials include: (1) a fleet of over 3,000 long haul trucks (currently not a customer), (2) a fleet of 24 three-year old Morrison Knudson 1500 locomotives with Caterpillar 3512 diesel engines, (currently not a customer) and (3) a sampling of eight maritime push boats (currently a customer).

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

o An EnerBurn proof of performance demonstration of a long haul truck fleet began in August of 1998. The number of trucks treated with EnerBurn exceeded 3,000-Century Class Freightliners, most of that were equipped with Caterpillar or similar type engines. This company's measurable fuel savings averaged 10.4% over a 3 plus year period while using EnerBurn, resulting in annual fuel savings in excess of $6.5 million. In addition, the company's maintenance department observed significant reductions in metal loss in crankcase wear-parts, although they did not attempt to quantify the value of this phenomenon.

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

THE TARGET MARKET

Overview of Worldwide Diesel Fuel Consumption

The U.S. Department of Energy, Energy Information Administration ("EIA") estimates that worldwide annual consumption of diesel fuel approximates 210 billion U.S. gallons. A breakdown of this estimate is summarized as follows:


                                                       Annual consumption of
                                                  Diesel Fuel - Billion USG/Year
                                                  ------------------------------

United States                                                       60
Europe                                                              60
Pacific Rim                                                         50
Rest of the World                                                   40
                                                                   ---
Total Gallons Consumption                                          210


Domestic Diesel Fuel Consumption

Based on further EIA published data, the following table* depicts domestic distillate fuel oil consumption by energy use for 2001.



--------------------------------------------------------------------------------
ENERGY USE                                               2001 (THOUSAND GALLONS)
--------------------------------------------------------------------------------
U.S. Total 58,971,486
--------------------------------------------------------------------------------
Residential                                                    6,263,440
--------------------------------------------------------------------------------
Commercial                                                     3,505,057
--------------------------------------------------------------------------------
Industrial                                                     2,323,797
--------------------------------------------------------------------------------
Oil Company                                                      820,321
--------------------------------------------------------------------------------
Farm                                                           3,427,343
--------------------------------------------------------------------------------
Electric Power                                                 1,510,273
--------------------------------------------------------------------------------
Railroad                                                       2,951,831
--------------------------------------------------------------------------------
Vessel Bunkering                                               2,093,252
--------------------------------------------------------------------------------
On-Highway Diesel                                             33,215,320
--------------------------------------------------------------------------------
Military                                                         346,060
--------------------------------------------------------------------------------
Off-Highway Diesel                                             2,514,791
--------------------------------------------------------------------------------
* Sources: Energy Information Administration's Form EIA-821, "Annual Fuel Oil and Kerosene Sales Report," for 1997-2001 and "Petroleum Supply Annual," Volume 1, 1997-2001. Totals may not equal sum of components due to independent rounding.

The Company's Primary Domestic Target Markets

The Company's primary domestic target markets include the trucking industry, railroad industry, and the maritime shipping industry, all responsible for transporting freight. Combined, management believes these three industries consume approximately 38 billion gallons of diesel fuel, or over 50% of annual domestic consumption.

Furthermore, trucking, railroad, and maritime shipping companies, diesel fuel accounts for a disproportionate share of total operating costs. Furthermore, each of these industries typically experiences relatively small operating margins. Because of these financial factors, management believes that the ability to reduce fuel consumption, even by a small amount, could have a dramatic effect on its customers' competitive viability.

The Company's Secondary Domestic Target Markets

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

The Company's sales process begins with a proof of performance demonstration that is a thorough analysis of the potential customer, including fleet type, size, and opportunity. (See "Business -Product Testing- EnerBurn Proof of Performance Demonstrations", above)). This is followed with sales presentations at both the executive level and maintenance level. Executive level sales presentations emphasize return on investment ("ROI"), while maintenance level sales presentations emphasize the Company's technology and why it does not impact engine warranties and any potential business risk associated with a fleet shutdown.

Convincing a potential customer to undertake a proof of performance demonstration is a difficult task because there is a significant expense to be borne by the potential customer. Specifically, the potential customer must pay for both the EnerBurn that is used during the demonstration as well as purchase the additive injection equipment that is also needed. The cost will vary according to the potential customer and the industry in which it is in. For a proof of performance demonstration on a typical fleet of 100 diesel engine trucks, the cost of the EnerBurn would be approximately $30,000, while the average cost of the equipment used would be approximately $20,000 to $50,000. The personnel costs related to providing fleet monitoring services and forecasts of fuel consumption for the potential customer's analysis are borne either by the Company, its supplier or the sales agent. For a demonstration involving a fleet of 100 hundred trucks, typically 50 to 100 man-hours are involved.

The current sales cycle from inception to full customer implementation is typically six to 12-months from initial customer contact. This includes the two to six months it usually takes for the benefits of EnerBurn to begin to take effect in the subject engines during the proof of performance demonstration period.

The Company's  International Marketing Partners

Presently, EnerBurn is marketed by the Company in Western Europe, certain countries in Asia and Latin America though partnerships with entities that have an established presence in these areas. To date, we have derived minimal revenues from these marketing partners and are not expecting that significant revenues will be generated in the near future.

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

Management believes that the principal competitive factors in the Company's market include the:

* effectiveness of the product;
* cost;
* proprietary technology;
* ease of use; and
* quality of customer service and support.

GOVERNMENT REGULATION  - FUEL ADDITIVE REGISTRATION

The Company needs to comply with registration requirements for each geographic jurisdiction in which it sells EnerBurn. On January 21, 2001, the US Environmental Protection Agency, pursuant to the Environmental Protection Act (the "Act") (40 CFR 79.23) issued permit number EC 5805A in connection with the use of EnerBurn. This registration allows EnerBurn to be used anywhere in the United States for highway use in all over-the-road diesel applications. Additionally, on March 30, 2004, the Company received a second EPA permit, permit number EC 5931A in connection with the use of EnerBurn. This registration allows EC 5931A to be used anywhere in the United States for use in all diesel applications. Under these registrations, the Registrant has pass through rights from the formulator, blender and supplier to sell EnerBurn in on-road applications. However, there are provisions in the Act under which the EPA could require further testing. The EPA has not exercised these provisions yet for any additive. Internationally, the Company intends to seek registration in other countries as it develops market opportunities.

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

SUPPLY ARRANGEMENTS

EnerTeck presently obtains EnerBurn products and services on an exclusive basis from RubyCat Technology. However, this arrangement is not governed by any formal written contract. Accordingly, either party can terminate the arrangement at any time, including the exclusivity aspect of the arrangement. If this supplier is not able to provide the Company with sufficient quantities of the product, or chooses not to provide the product at all (for any reason), or if exclusivity is lost, business and planned operations could be adversely effected. Although management has identified alternate suppliers of the products, no assurance can be given that the replacement products will be comparable in quality to the product presently supplied to the Company by RubyCat, or that, if comparable, that it can be acquired under acceptable terms and conditions.

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

The Company is presently under discussion with RubyCat to formalize this supply arrangement. No assurances can be given that a formal agreement will be reached.

EMPLOYEES

The Registrant currently employs two individuals on a full-time basis; both of whom provide services to both EnerTeck Parent and EnerTeck Sub. Parrish Ketchmark (President and Director) provides his services pursuant to a consulting agreement with Parrish Brian Partners, Inc., with whom the Company has a consulting agreement. Presently, these individuals are not being compensated for their services and will not be consummated until the Company is in a financial position to do so, if ever. Management anticipates retaining additional sales and marketing (as employees or consultants) and clerical personnel within the next 12 months, if financial resources permit.

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

RISK FACTORS

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING INFORMATION ABOUT CERTAIN OF THE RISKS OF INVESTING IN OUR COMMON STOCK, TOGETHER WITH OTHER INFORMATION CONTAINED IN THIS REPORT, BEFORE YOU DECIDE TO PURCHASE OUR COMMON STOCK.

BUSINESS AND FINANCIAL RISKS

OUR ACCOUNTS HAVE ISSUED A GOING CONCERN OPINION AND WE HAVE LIMITED WORKING CAPITAL, MINIMAL NET WORTH AND SUBSTANTIAL CURRENT LOSSES THAT INHIBITS OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN.

Our independent auditors, Malone & Bailey, PC, have issued a going concern opinion regarding our financial condition. This means that, in their opinion, we cannot continue to operate without significant outside equity or debt financing. To date, we have met our working capital requirements through financing transactions involving the private placement of our securities and loans. We do not expect our current working capital to support our operations and we are in need of approximately $1,000,000 of additional capital to fund operations over the next 12 months. Since our acquisition of EnerTeck Sub, which was formed in 2000, we have not generated any significant revenue and have experienced substantial losses. We also have very limited working capital and, as at December 31, 2004 recorded a negative net worth of approximately $375,157. For the immediate years preceding the acquisition, we were an inactive public shell corporation with no significant revenue and only losses. For the years ended December 31, 2004 and 2003, we reported a loss of approximately $1,862,887 versus a loss of approximately $2,617,246, respectively and an accumulated deficit of approximately $4,984,852 on December 31, 2004.

OUR CHANCES FOR SUCCESS ARE REDUCED BECAUSE WE ARE AN EARLY STAGE COMPANY WITH REGARD TO OUR NEW BUSINESS OPERATION.

In recent years we were inactive and had not generated revenues until we acquired EnerTeck Sub on January 9, 2003. Furthermore, EnerTeck Sub was only formed in November 2000 and has a limited operating history. Accordingly, we are subject to all the risks and challenges associated with the operation of a new enterprise, including inexperience, lack of a track record, difficulty in entering the targeted market place, competition from more established businesses with greater financial resources and experience, an inability to attract and retain qualified personnel (including, most importantly, sales and marketing personnel) and a need for additional capital to finance our marketing efforts and intended growth. We cannot assure you that we will be successful in overcoming these and other risks and challenges that we face as a new business enterprise.

WE NEED SUBSTANTIAL ADDITIONAL FINANCING TO EXECUTE OUR BUSINESS PLAN WHICH MAY NOT BE AVAILABLE. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.

We need substantial additional capital to expand our marketing and sales efforts. Our current resources are insufficient to fund operations. We believe that we will need an additional $1,000,000 to execute our business plan and support operations over the next 12 months. We cannot expect current warrant holders to exercise their warrants while the trading prices of our common stock is below the warrant exercise prices. However, if the trading price of our common stock increases above the various exercise prices, we expect warrant holders to provide approximately $3,000,000 of additional funding through the exercise of the Warrants. Of course, these are events that are outside of our control. After giving effect to our November 24, 2003 one for 10 reverse common stock split, the warrant exercise prices range from $1.00 per share to $1.20 per share. For these reasons, we intend to obtain additional financing through the issuance of debt or equity securities. We have not and cannot assure you that we will ever be able to secure any such financing on terms acceptable to us. If we cannot obtain such financing, we will not be able to execute our business plan or continue operations.

THE EXERCISE OF THE WARRANTS WILL CAUSE A DILUTION TO OUR SHAREHOLDERS AND A SIGNIFICANT NEGATIVE EFFECT ON THE TRADING PRICE OF OUR COMMON STOCK.

The exercise prices of warrants that are currently outstanding are significantly higher than the current trading price of the Company's common stock. We cannot expect any warrants to be exercised under these conditions. If the Warrants are exercised, we can expect that they will be exercised when the public trading prices of our securities are significantly higher than the exercise price, causing a dilution to those of our shareholders who may have purchased our shares at prices above the exercise price. In addition, the sale of up to 3,306,650 shares acquired through the exercise of the Warrants could have a significant negative effect on the public trading price of our common shares. There can be no assurance that any of the warrants will be exercised or that the public trading price of our securities will ever increase.

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

WE HAVE NOT DEVELOPED ANY EFFECTIVE DISTRIBUTION CHANNELS FOR OUR PRODUCT WHICH ARE NECESSARY TO GENERATE REVENUE.

We market our product through in-house sales personnel, independent sales consultants and through exclusive and non-exclusive arrangements known as agency agreements. In most instances, we utilize proof of performance demonstrations as part of our sales process. This process is the gathering of historical fleet data during a trial period when EnerBurn was not used and comparing it with data over a similar period when EnerBurn was used. In addition, our future marketing plans include:

      o establishing of product brand recognition through customers with large trucking, railroad and maritime fleets
      o     active participation in industry trade shows
      o     public relations efforts directed at target market trade press

Our success will depend upon our marketing efforts effectively generating sales. While we have commenced this marketing effort, we have not developed any effective distribution channels and may not have the resources or ability to sustain these efforts or generate any meaningful sales.

OUR SALES PROCESS IS COSTLY AND TIME CONSUMING WHICH DECREASES OUR ABILITY TO EFFECT SALES.

In order to effect EnerBurn sales, we must prove to a potential customer that the use of our product is specifically beneficial to and cost effective for that potential customer. We accomplish this by conducting proof of performance demonstrations that are two to six month trial periods. See "Management's Discussion and Analysis or Plan of Operation - Overview". Our supplier, our sales agent and/or we bear the cost to provide the personnel to do the monitoring and analyzing of compiled data. However, the potential customer must bear the cost of the EnerBurn and equipment used during the trial period. We cannot assure you that we will be able to convince potential customers to undertake this expense and effect a significant number of sales. Furthermore, we cannot assure you that the results of a specific proof of performance demonstration will prove that the use of EnerBurn will be beneficial to that specific potential customer, or if beneficial, that the potential customer will purchase EnerBurn. If, after conducting the proof of performance demonstration, the potential customer does not purchase our product, we will have wasted the time and the cost of providing personnel to the proof of performance demonstration.

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

THE COMPANY  NEEDS TO MAINTAIN ENERBURN'S EPA REGISTRATIONS.

In accordance with the regulations promulgated under the US Clean Air Act, manufacturers (including importers) of gasoline, diesel fuel and additives for gasoline or diesel fuel, are required to have their products registered with the EPA prior to their introduction into the market place. Currently, EnerBurn products have two such registrations (EPA # 5805A and 5931A). However, unforeseen future changes to the registration requirements may be made, and these products, or either one of them, may not be able to qualify for registration under such new requirements. The loss of the EPA registrations or restrictions on the current registrations could have an adverse affect on our business and plan of operation.

The blender, formulator and supplier of EnerBurn, RubyCat, has registered these products with the US Environmental Protection Agency. The registrations permit us, pursuant to our sales arrangement with RubyCat, to sell EnerBurn for domestic on-road and off-road use. In addition, we currently sell our product outside of the United States and intend to further expand our sales efforts internationally. EnerBurn is registered in the United States only, and we are considering its registration in other countries. Further testing could be needed in these or other countries. We cannot assure you that EnerBurn will pass any future testing that may be required. The failure of EnerBurn to obtain registration in countries or areas where we would like to market it, could have a materially adverse effect on our business and plan of operation.

WE DEPEND ON OUR EXECUTIVE OFFICERS AND NEED ADDITIONAL MARKETING AND TECHNICAL PERSONNEL TO SUCCESSFULLY MARKET OUR PRODUCT. WE CAN NOT ASSURE YOU THAT WE WILL BE ABLE TO RETAIN OR ATTRACT SUCH PERSONS.

Since we are a small company, a loss of one or both of our current officers would severely and negatively impact our operations. To implement our business plan, we will need additional marketing and technical personnel to successfully market our product. The market for such persons remains competitive and our limited financial resources may make it more difficult for us to recruit and retain qualified persons. As mentioned above, we do not have an employment agreement with our interim president, Parrish Ketchmark. He is providing his services to us pursuant to an amendment to our consulting agreement with Parrish Brian Partners, Inc. ("Partners"). Mr. Ketchmark is a principal of Partners. Although he has indicated that he will remain as president until a qualified replacement has been retained, he may resign at any time with reasonable notice. If he were to resign before a replacement is hired, it may have a materially adverse effect upon our business.

WE HAVE ONLY ONE SUPPLIER WITH WHOM WE HAVE NO WRITTEN AGREEMENTAND WE ARE DEPENDENT UPON IT TO PROVIDE US WITH THE ENERBURN PRODUCT THAT WE MARKET ON AN EXCLUSIVE BASIS.

Presently, one supplier, RubyCat, provides us our entire EnerBurn product line. For the years ended December 31, 2003 and 2004, we purchased 5,850 gallons and 4045 gallons of the product from RubyCat, respectively. If it were not able to provide us with sufficient quantities of the product, or not provide us the product at all (for any reason), our business could be adversely effected. Although we have identified alternate suppliers of the product, we cannot assure you that the replacement products will be comparable in quality, or that we will be able to contract with these alternate suppliers on terms acceptable to us.

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

Our written sales agreement with RubyCat expired on December 31, 2003, and we currently only have an informal exclusive arrangement with this supplier. Although we have had discussions with RubyCat about entering a new written agreement, no assurance can be given that we can reach an agreement acceptable to both parties. If we were to lose this exclusivity, it may have a material adverse effect on our business and planned operations.

CURRENTLY, OUR SALES ARE CONCENTRATED AMONG JUST SIX CUSTOMERS TO WHOM WE ARE DEPENDENT.

For the year ended December 31, 2004, our sales revenues were derived from just six customers. If we were to lose any of these customers, especially, the largest one, our business would be adversely effected. We cannot assure you that we could adequately replace the loss of any of these customers.

RISKS RELATED TO OUR COMMON STOCK

WE HAVE ISSUED A SUBSTANTIAL NUMBER OF WARRANTS TO PURCHASE OUR COMMON STOCK WHICH WILL RESULT IN SUBSTANTIAL DILUTION TO THE OWNERSHIP INTERESTS OF OUR EXISTING SHAREHOLDERS.

As of December 31, 2004, we had 8,551,509 shares of common stock outstanding. Up to an additional 3,306,650 shares are issuable upon the exercise of the warrants held by certain of Security Holders. The exercise of all of these warrants substantially dilute the ownership interests of our existing shareholders.

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

THE TRADING PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

The trading price of our shares has, from time to time, fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including the risk factors set forth in this report as well as our operating results, financial condition, announcements of innovations or new products by us or our competitors, general conditions in the market place, and other events or factors. Although we believe that approximately 19 registered broker dealers currently make a market in our common stock, we cannot assure you that any of these firms will continue to serve as market makers or have the financial capability to stabilize or support our common stock. A reduction in the number of market makers or the financial capability of any of these market makers could also result in a decrease in the trading volume of and price of our shares. In recent years, broad stock market indices, in general, and the securities of technology companies, in particular, have experienced substantial price fluctuations. Such broad market fluctuations may adversely affect the future trading price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

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

ITEM 3. LEGAL PROCEEDINGS

The Registrant is not a party to any pending material legal proceeding nor is it aware of any proceeding contemplated by any individual, company, entity or governmental authority involving the Company except as follows. A former employee of the Registrant's subsidiary, has threatened legal action against EnerTeck Sub for breach of his employment contract. We feel there is no merit to this threatened action, and will defend this position and include counterclaims in the event a suit is initiated. Similarly, an officer and director of the Registrant, who has resigned those positions effective March 1, 2005, claims to be owed back salary and unused vacation compensation of $26,081.51. EnerTeck Sub acknowledges that some compensation is due, however the Company disputes the amount. The claimant has been asked to supply documentation in support of his claim. To date, we have not received the requested documentation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The holders of a majority of the issued and outstanding shares of common stock of the Company authorized an amendment to the Company's Articles of Incorporation to change the par value of the Company's common stock from $.001 to $.0001 to enable it to affect a four to one forward stock split. An Information Statement was circulated to all the shareholders of the Company in October 2004. However, the Board of Directors, as was its right, chose to indefinitely postpone these actions because of market conditions and the public trading price of the Company's common stock.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a) MARKET INFORMATION

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

Year 2003                                                      High         Low

First Quarter                                                 $4.30        $3.30
Second Quarter                                                 4.00         3.10
Third Quarter                                                  4.30         2.10
Fourth Quarter                                                 4.10         2.50

Year 2004

First Quarter                                                 $3.25        $1.39
Second Quarter                                                 2.40         1.35
Third Quarter                                                  1.95         0.75
Fourth Quarter                                                 1.05         0.31

Year 2005

First Quarter                                                 $0.39        $0.20


On June 3, 2005, which is subsequent to the November 24, 2003 1 to 10 reverse stock split, the closing bid and asked prices of the Company's common stock as reported on the OTC Bulletin Board were $0.28 and $0.32 per share, respectively.

(b) HOLDERS
As of June 3, 2005, there were 972 holders of record of the Company's Common Stock.

(c) DIVIDENDS
The Company has not paid any cash dividends to date, and it has no intention of paying any cash dividends on its common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of its Board of Directors and to certain limitations imposed under the Delaware Corporation law. The timing, amount and form of dividends, if any, will depend on, among other things, results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

    (d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

                      Equity Compensation Plan Information

                                     (a)                    (b)                        (c)
                                 Number of            Weighted-average         Number of Securities
                                 Securities to        exercise price of        remaining
                                 Be issued            outstanding              available for
                                 Upon                 options, warrants        future issuance
                                 Exercise of          and rights               under equity
                                 Outstanding                                   compensation
                                 Options,                                      plans
                                 Warrants and                                  (excluding
                                 Rights                                        securities
                                                                               Reflected in
Plan Category                                                                   Column (a))
-------------------------------------------------------------------------------------------
Equity compensation plans
Approved by shareholders*        1,000,000                   NM*                     0

Equity compensation plans
Not approved by shareholders             0                   0                       0
-------------------------------------------------------------------------------------------
                       Total     1,000,000                   0                       0
                                 ==========================================================


 * To date, no shares have been issued pursuant to this plan - The 2003 Employee Stock Option Plan. The exercise prices will be determined at the time of issuance.

(e) RECENT SALES OF UNREGISTERED SECURITIES.

To date, the Company has received $ 224,800 from the exercise of 424,000 of the previously issued warrants. These proceeds have been used for working capital.

During 2004, the Company issued a total of 400,000 shares of common stock to two consultants for services to be rendered.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management's Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in "Risk Factors" and elsewhere in this report. The following should be read in conjunction with the audited consolidated financial statements of the Company included elsewhere herein.


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

For the year ended December 31, 2004, the Company recorded revenues of approximately $179,000 versus revenues of approximately $473,000 in the same period of 2003. The Company recorded costs of good sold of approximately $126,000, or 30% of sales for the year ended December 31, 2004 versus costs of goods sold of approximately $249,000, or 47% of sales for 2003. The decrease in cost of goods sold was primarily a result of decreased proof of performance demonstration expenses experienced related to the Company's products.

On a consolidated basis, the Company's net loss was approximately $1,863,000, or $0.21 loss per share in 2004, compared to a net loss of approximately $2,617,000, or $0.29 per share in 2003. The resulting losses for 2004 were primarily due to continued sales and marketing efforts which were curtailed in the fourth quarter of 2004 due to a lack of working capital, and a non cash charge of approximately $971,000 in stock warrant expenses booked pursuant to Accounting Practice Bulletin ("APB") Opinion No.25, i.e. "Accounting for Stock issued to Employees".

The primary source of revenue for the year ended December 31, 2004 is from the sale of EnerBurn to the trucking and maritime industries.

The Company expects future revenue trends to initially come from the trucking and maritime industries, and subsequently expect revenues to also be derived from the railroad, mining and offshore drilling industries. The Company expects this to occur as sales increase and the sales and marketing strategies are implemented into the targeted markets and the Company creates an understanding and awareness of its technology through proof of performance demonstrations with potential customers.

The Company's future growth is significantly dependent upon the Company's ability to generate sales from trucking companies with fleets of 500 trucks or more, and barge and tugboat companies with large maritime fleets, and railroad, mining and offshore drilling and genset applications. The Registrant's main priorities relating to revenue are: (1) increase market awareness of EnerBurn product through its strategic marketing plan, (2) growth in the number of customers and vehicles or vessels per customer, (3) accelerating the current sales cycle, and (4) providing extensive customer service and support.

COSTS AND EXPENSES

During the year ended December 31, 2004, the Company recorded cost of goods sold of approximately $126,000 a decrease of approximately $123,000 from the year ended December 31, 2003. Other costs and expenses for the year ended December 31, 2004 were approximately $1,916,000, a decrease of approximately $925,,000 less than the other costs and expenses in the year ended December 31, 2003. The resulting decrease for 2004 were primarily due to the Company's reduced sales of EnerBurn, a lack of working capital, and a reduction in staffing during the 4th quarter of 2004. Additionally, the Company's non cash charge in warrant expenses booked pursuant to ("APB") Opinion No. 25, Accounting for Stock Issued to Employees decreased by approximately $479,000 during 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $798 as of December 31, 2004, and approximately $275,000 at December 31, 2003, and a deficit in working capital of approximately $500,000 as of December 31, 2004 and working capital of approximately $134,000 as of December 31, 2003. For the year ended December 31, 2004, it used cash in its operating activities and investing activities totaling approximately $559,000 and used cash from the same activities of approximately $1,210,000 for the year end December 31, 2003.

The Company financed operations and capital requirements primarily through the exercise of warrants and loans. During the year ended December 31, 2004, the registrant received $224,800 from the exercise of warrants to acquire 224,000 shares and received loan proceeds from an affiliate in the amount of $60,000. During the year ended December 31, 2003, the Company sold 3,150,000 shares of common stock for $0.50 per share, or $1,445,500 after expenses of $129,500 During the years-end December 31, 2004 and December 31, 2003, the Company continued to use a portion of the proceeds of the sale of 3,150,000 shares of common stock sold during 2003, sold for $0.50 per share, to meet its operating obligations..

The Company currently has plans to raise additional working capital through equity financing and believes that together with its existing customer base and the prospects for the future, and the exercise of warrants issued to certain employees and consultants, that sufficient cash will be provided to meet operating expenses for 2005.

The following information gives effect to the Company's November 24, 2003 1 for 10 reverse common stock split as if it had already been effected. On October 26, 2001, the Company sold 25,000 shares of its restricted common stock at $1.00 per share, or $25,000. 5,500 of these shares were sold to then current officers. On December 20, 2002, the Company began a private offering of 1,000,000 shares of common stock at $.50 per share to accredited investors only and raised $500,000 receiving net proceeds of $495,000. Similarly, on May 28, 2003, it commenced another private offering also to accredited investors only. In this offering, the Company sold 2,150,000 shares at $.50 per share for $1,075,000, with net proceeds of $945,485. The funds raised in this offering have been used for working capital. The Company's investment banker, Maxim Partners, LLC ("Maxim"), a New York based broker-dealer, acted as its selling agent and received a commission of 10% ($107,500), a non accountable expense reimbursement of 2% ($21,500) and a warrant to purchase 200,000 shares at $.50 per share. During 2004, Maxim exercised its rights under the cashless exercise provision to this warrant agreement whereby it exercised 200,000 warrants and received 135,484 common shares through the forfeiture of 64,516 warrants.

In addition, the Company has issued warrants to certain employees and consultants to purchase up to 3,306,650 shares of its common stock at exercise prices of $1.00 and $1.20 per share. If all the warrants are exercised, the Company will receive approximately $3,000,000 for working capital, however, we can not provide any assurances that any of these warrants will be exercised.

On April 30, 2003, the Company retained Maxim to provide a broad range of investment banking, strategic and financial advisory services for an initial term of 12 months. In connection with this, it paid this firm $50,000 as a retainer fee and pay it $6,000 per month, and have issued it warrants to purchase an additional 2,500 shares at a price of $3.40 per share.

In January of 2003, the Company executed a Memorandum of Understanding ("MOU") with RubyCat Technology. This MOU is comprised of two components: a Supply and Marketing Agreement and a Purchase Option Agreement. This agreement extended the exclusive rights through December 31, 2003 and provided the Company an option to purchase the EnerBurn Technology. The Company did not attain the sales volume requirements nor did it exercise the purchase option component of the agreement. Accordingly, EnerTeck is currently in default under the agreement and either party can terminate the arrangement at any time, including the exclusivity aspect. The Company remains in discussions with RubyCat to formalize this supply agreement, including the possibility of EnerTeck acquiring all rights to the EnerBurn processes. However, no assurances can be given that a formal agreement can be reached. The Company's relationship with RubyCat is more fully discussed in "Business of the Issuer."

The Company currently have no material commitments for capital requirements.

The Company cannot be sure that it will be able to obtain additional financing that it believes that it needs to satisfy its cash requirements or to implement its growth strategy on acceptable terms, or at all. If such financing cannot be obtained on acceptable terms, the ability to fund the planned business expansion and to fund the on-going operations will be materially adversely affected. Presently, management is pursuing a variety of sources of debt and equity financing. If debt is incurred, the financial risks associated with the business and with owning the Company's common stock could increase. If enough capital is raised through the sale of equity securities, the percentage ownership of the current stockholders will be diluted. In addition, any new equity securities may have rights, preferences, or privileges senior to those of the common stock.


ITEM 7.  FINANCIAL STATEMENTS

See the Financial Statements annexed to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

EnerTeck's Chief Executive Officer and Principal Financial Officer have reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, such officers believe that EnerTeck's disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report, except that this report and the March 2005 quarterly report are being filed late and there were significant 2004 auditor adjustments because of the resignation of our prior Principal Financial Officer. EnerTeck is currently reviewing its procedures to ensure that late filings are not repeated. There have been no significant changes in internal control over financial reporting that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect, EnerTeck's internal control over financial reporting.

Item 8B. Other Information.

         Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) The Company's Directors were appointed on or about as follows:

      Dwaine Reese                                              January 9, 2003
      Parrish B. Ketchmark                                      May 15, 2003
      Gary B. Aman                                              March 1, 2005
      Jack D. Cowles                                            March 1, 2005

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

GARY B. AMAN. Mr. Aman joined the Company's Board of Directors effective March 1, 2005. He has been employed with Nalco Company since 1994, most recently serving as General Manager of ADOMITE Subsurface Chemicals, a Nalco division, since 1999. ADOMITE is recognized as a technology leader in energy exploration additives including drilling fluids, cementing, fracturing and well stimulation additives. Mr. Aman received a Bachelor of Science degree in Mathematics from the University of South Dakota in 1970.

JACK D. COWLES. Mr. Cowles joined the Company's Board of Directors effective March 1, 2005. He has been a Managing Director of JDC Consulting, a management consulting firm, since 1997. JDC, headquartered in New York City, provides a broad range of senior level management consulting services including strategy, business process improvement and implementation, change management, financial management, due diligence and merger integration. Mr. Cowles received a Bachelor of Arts, Economics degree; Phi Beta Kappa, from the University of Michigan in 1983 and a Masters of Business Administration degree for the University of Pennsylvania, Wharton School of Business in 1994

(b) OTHER OFFICERS AND SIGNIFICANT EMPLOYEES.

 None

(c) FAMILY RELATIONSHIPS.

There are no familial relationships between the Directors or between the Directors and the Officers.

(d) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

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

(e) AUDIT COMMITTEE FINANCIAL EXPERT

The Company does not have an audit committee financial expert, as such term is defined in Item 401(e) of Regulation S-B, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security.

(f) CODE OF ETHICS

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

(g)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than 10% of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company's knowledge, none of the directors, executive officers or 10% stockholders have complied with all Section 16(a) filing requirements applicable to them during the Company's fiscal year end December 31, 2004. However, and although such filings have not been completed prior to filing this Form 10-KSB, the Company understands that each of the directors, executive officers and 10% stockholders are in the process of preparing such reports and intend to make all requisite Exchange Act filings as promptly as possible.

ITEM 10.   EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company to its Chief Executive Officer whose total annual salary and bonus exceeded $100,000 during the 2002, 2003 and 2004. Except as set forth below, no officer or Executive Officer of the Company received compensation in excess of $100,000 during the past three calendar years. However, two of the Company's employees, during 2002, 2003 and 2004, were compensated at a rate in excess of $100,000 per year. They are Dwaine Reese and Roy Stern ($150,000 and $110,000 per year, respectively). All of this information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

                           SUMMARY COMPENSATION TABLE


                                                                 COMPENSATION IN
NAME AND PRINCIPAL         FISCAL                                THE FORM
POSITION                   YEAR         SALARY($)     BONUS($)   OF EQUITY  ($)
---------                  ----         ---------     --------   --------------

Dwaine Reese               2002         $150,000      0          $420,000 (2)
Chief Executive Officer    2003         $150,000      0          $490,000(3)
Chairman (1)               2004         $ 26,600      0          0


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

(3) During the quarter ended June 30, 2003 EnerTeck issued options to Mr. Reese to acquire 1,000,000 shares of its common stock at an exercise rice of $.001 per share resulting in $490,000 of non cash compensation in 2003.


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

In addition to the stock option plan, all of the officers and significant employees (or their affiliates) have been issued warrants to purchase shares of the Company's common stock. (See "Certain Relationships and Related Transactions" immediately below.) To date, 424,000 of these previously issued warrants to purchase the Company's common stock have been exercised, and the Company has received $224,800 in net proceeds from these warrants exercises.

EMPLOYMENT AGREEMENTS - EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES

None of the Company's officers and key employees are presently bound by employment agreements. However, Parrish Brian Partners, Inc., who's President Parrish B. Ketchmark serves as our President, is a party to a consulting agreement with the Company. This consulting agreement expires on January 8, 2008, however it can be terminated upon 30 days written notice by either party.

REMUNERATION OF DIRECTORS

The Directors, who are also officers of the Company, receive no additional compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings.

OPTIONS, WARRANTS OR RIGHTS

The Company has no outstanding options or rights to purchase any of its securities. However, it does have outstanding warrants to purchase up to 3,306,650 shares of its common stock. The information required by this portion of the item regarding outstanding warrants is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-KSB, below.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the stock ownership of each of the Company's directors and officers, individually and as a group, and each beneficial owner of greater than 5% of the outstanding shares of the Company, as of March 31, 2005.

  Name and Address of                            Amount and Nature   Percentage
  Beneficial Owner             Title of Class    of Beneficial        of
                                                  Ownership          Class
  -------------------          --------------    ----------------  ------------
  Dwaine Reese (1) (2)         Common            1,225,000           14.06%
  206 Country Creek Way
  Richmond, Texas 77469

  Parrish B. Ketchmark (1)(2)  Common            1,295,000           14.87%
  PO Box 256
  Norwood, NJ 07648

  Gary B. Aman (1)             Common              225,000            2.3%
  6119 Apple Valley Lane
  Houston, TX  77069

  Jack D. Cowles (1)           Common               88,500            1.0%
  30 Lansdown Drive
  Larchmont, NY  10538

  Name and Address of                            Amount and Nature   Percentage
  Beneficial Owner             Title of Class    of Beneficial        of
                                                  Ownership          Class
  -------------------          --------------    ----------------  ------------
  Stan Crow (3)                Common              740,000           8.49%
  1410 Andover
  Livingston, TX 77351

  Leo Long                     Common            1,010,000          11.59%
  14600 W. 107th Street
  Lenexa, KS 66215

  John Russell (4)             Common              982,500          11.28%
  116 A Main Street
  Tiburon, CA 94920

  All directors and
  Executive officers
  As a group (4 persons)       Common            2,833,500          32.52%


(1) Holds these positions as an officer and/or director of the Company.

(2) This includes the shares underlying the warrant that has been issued to an affiliate of this shareholder, Parrish Brian Partners, Inc., to purchase 1,270,000 shares of the Company's common stock for $1.00 per share. In addition, it also includes 25,000 shares of common stock.

(3) This includes the shares underlying warrants to purchase 135,000 shares of the Company's common stock for $1.00 per share. In addition, it also includes 605,000 shares of common stock.

(4) This individual's common stock holdings are comprised of shares owned by his affiliates as follows: Park City Investors, LP (400,000 shares), Carlsbad Industrial Association, LP (172,500 shares) and The Sherman Family Partners, LP (400,000). Mr. Russell controls all of these entities. This shareholder also owns 10,000 warrants to buy 10,000 shares of common stock at $1.00 per share.

Unless otherwise noted above, this table has been prepared based on 8,711,509 shares of common stock being outstanding. If all of the aforementioned warrants are exercised, there will be 12,018,159 shares outstanding.

All such shares are owned beneficially and of record, there are no additional shares known to the Company for which the listed beneficial owner has the right to acquire beneficial ownership as specified in Rule 13D-3(d)(1) of the Exchange Act.

(c) CHANGES IN CONTROL

Not applicable

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 1, 2003, Dwaine Reese, the Company's principal shareholder, Chairman and Chief Executive Officer, was issued a warrant to purchase 1,000,000 shares of the Company's restricted common stock at $.01 per share or $10,000 in connection with his employment agreement. During 2003, Mr. Reese exercised this warrant. In addition, another warrant to purchase 498,150 of restricted shares at $1.20 per share or $597,780 was issued to Allan F. Dow and Associates, a management consulting firm for consulting services rendered to EnerTeck Sub. During 2004, none of these warrants had been exercised. J.D. McGraw, a consultant who previously rendered services to us, was also issued a warrant to purchase 150,000 shares of the Company's restricted common stock at $1.20 per share or $180,000. During 2004, Mr. McGraw exercised 4,000 of these warrants. Similarly, another warrant to purchase 175,000 shares of its restricted common stock at $1.20 per share or $210,000 was issued to WaxTech International, Inc. in consideration for services also rendered to EnerTeck Sub. During 2004, none of these warrants had been exercised. V. Patrick Keating, a formerly an employee of EnerTeck Sub, is a principal of WaxTech.

The Company's president, Parrish B. Ketchmark, is presently compensated on a consulting basis through his firm, Parrish Brian Partners, Inc. ("Partners"). Prior to him becoming president on May 15, 2003, the Company entered into a January 9, 2003 financial consulting and business development agreement with Partners, an affiliate to Mr. Ketchmark. He is providing his services as president pursuant to a May 15, 2003 amendment to this consulting agreement. Although the May 15, 2003 amendment has expired, Mr. Ketchmark continues to serve as our president. In connection with the January 9, 2003 agreement, the Company issued a warrant to Partners to purchase 1,500,000 shares of its common stock at $1.00 per share or $1,500,000. During 2004, Partners assigned 355,000 of these warrants to various consultants and exercised 25,000 warrants, leaving a balance outstanding of 1,120,000 warrants. For the year ended December 31, 2004, Mr. Ketchmark has been paid a total of $12,000.

In addition, on January 9, 2003, 500,000 shares of the Company's common stock was issued to Parrish Brian & Co., Inc., an affiliate of Mr. Ketchmark and Parrish Brian Partners, Inc., for business, financial and marketing services previously rendered to EnerTeck Sub before it was acquired. During 2004, these shares were distributed to approximately 100 friends and associates of Mr. Ketchmark.

In addition to the above, warrants to purchase the Company's common stock have been issued to the following former officers and employees as follows:

o Leon van Kraayenburg - warrants to purchase 400,000 shares at $1.20 per share.
o James J. Mullen - a warrant to purchase 100,000 shares at $1.20 per share. o Roy Stern - a warrant to purchase 100,000 shares at $1.20 per share. o Deborah Tenney - a warrant to purchase 150,000 shares at $1.20

During 2004, Parrish Brian Partners, Inc. made available to EnerTeck Chemical Corp., a line of credit for up to $150,00 at 15% per annum on any unpaid principal balances outstanding. The Company paid $9,500 to Parrish Brian Partners, Inc. as an origination and commit fee and issued to Parrish Brian Partners, Inc. 150,000 warrants to acquire 150,000 shares at $1.00. During 2004, Parrish Brian Partners, Inc. waived the interest expense on outstanding balances under the line of credit. In addition to the line of credit, during 2004, Parrish Brian Partners, Inc. loaned varying amounts to the Company for working capital. As of March 31, 2005, the Company had outstanding indebtedness to Parrish Brian Partners, Inc. of $28,490, with an interest rate of 12% annually.

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

ITEM 13.   EXHIBITS

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

(1) Previously filed in connection with the Registrant's 8-K filed on January 23, 2003

(2) Previously filed in connection with the Registration Statement on Form SB-2, File No. 333-108872

(3) Previously filed in connection with the Registrant's Schedule 14A filed on August 12, 2003


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2004 and 2003:



                                 Fiscal 2004       Fiscal 2003
Fee Category                       Fees               Fees

Audit Fees                        $19,000            $ 5,135
Audit Related Fees                $     0            $     0
Tax Fees                          $     0            $     0
All Other Fees                    $     0            $     0
                                  -------            -------
Total Fees                        $19,000            $ 5,135

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, on June 6, 2005, thereunto duly authorized.

                                            ENERTECK CORPORATION


                                            By: /s/ Dwaine Reese
                                                --------------------------------
                                            Dwaine Reese
                                            Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                   Title                                                    Date
---------                   -----                                                    ----
/s/ Dwaine Reese        Chairman and Chief Executive Officer                     June 6, 2005
Dwaine Reese




/s/ Parrish B. Ketchmark    Director, President and Principal Financial Officer      June 6, 2005
------------------------
Parrish B. Ketchmark


/s/Gary Amon                Director                                                 June 6, 2005
---------------------------
Gary Amon


/s/Jack Cowles              Director                                                 June 6, 2005
---------------------------
Jack Cowles

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
EnerTeck Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheet of EnerTeck Corporation as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2004. These financial statements are the responsibility of EnerTeck's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnerTeck Corporation as of December 31, 2004, and the results of its operations and cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that EnerTeck Corporation will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, EnerTeck Corporation has a working capital deficit at December 31, 2004 and has incurred significant losses in 2004. Also, the Company does not have sufficient funds to execute its business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

June 4, 2005

                              ENERTECK CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004

                                        ASSETS
Current assets:
  Cash                                                                   $       798
  Inventory                                                                   18,242
                                                                         -----------
    Total current assets                                                      19,040
                                                                         -----------

Property and equipment, net of accumulated
    depreciation of $79,408                                                  125,546
                                                                         -----------
                  Total asset                                            $   144,586
                                                                         ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                       $   429,380
  Accrued liabilities                                                         27,877
  Interest payable                                                             2,486
  Notes payable                                                               60,000
                                                                         -----------
    Total current liabilities                                                519,743
                                                                         -----------


STOCKHOLDERS' EQUITY (DEFICIT):

  Preferred stock, $.001 par value, 100,000,000 shares
    Authorized, none issued
  Common stock, $.001 par value, 100,000,000 shares
    Authorized, 8,531,509 shares issued and outstanding                        8,551
  Additional paid in capital                                               4,601,144
  Accumulated deficit                                                     (4,984,852)
                                                                         -----------
    Total stockholders' equity (deficit)                                    (375,157)
                                                                         -----------

                  Total liabilities and stockholders' equity (deficit)   $   144,586
                                                                         ===========

     See accompanying summary of accounting policies and notes to financial statements.

                              ENERTECK CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2004 and 2003



                                                       2004             2003
                                                   -----------      -----------

Revenues                                           $   179,393      $   473,596
Cost of goods sold                                     126,489          249,412
                                                   -----------      -----------
         Gross profit                                   52,904          224,184
                                                   -----------      -----------

Costs and expenses:
  Salaries                                             380,464          335,385
  Selling, general and administrative                1,535,670        2,506,156
                                                   -----------      -----------
           Total expenses                            1,916,134        2,841,541
                                                   -----------      -----------

Loss from operations                                (1,863,230)      (2,617,357)
                                                   -----------      -----------

Other income                                               343              111
                                                   -----------      -----------

Net loss                                           $(1,862,887)     $(2,617,246)
                                                   ===========      ===========

Net loss per share:
  Basic and diluted                                $     (0.21)     $     (0.29)
                                                   ===========      ===========

Weighted average shares outstanding:
  Basic and diluted                                  8,668,750        9,075,358
                                                   ===========      ===========

     See accompanying summary of accounting policies and notes to financial statements.

                              ENERTECK CORPORATION
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     Years Ended December 31, 2004 and 2003

                                                                 Additional
                                          Common Stock            Paid-in     Accumulated
                                      Shares        Amount        Capital       Deficit          Total
                                  -----------    -----------    -----------    -----------    -----------
Balances, December 31, 2002         5,700,000    $     5,700    $   495,303    $  (504,719)   $    (3,716)

   Reverse acquisition                942,025            942          9,450             --         10,392

   Sale of common stock, net        3,150,000          3,150      1,442,350             --      1,445,500

   Warrants issued for services            --             --      1,450,000             --      1,450,000

   Exercise of warrants             1,000,000          1,000          9,000             --         10,000

   Net loss                                --             --             --     (2,617,246)    (2,617,246)
                                  -----------    -----------    -----------    -----------    -----------

Balances, December 31, 2003        10,792,025         10,792      3,406,101     (3,121,965)       294,928


   Exercise of warrants               224,000            224        224,576             --        224,800


   Exercise of cashless warrant       135,484            135           (135)            --             --


   Common stock for services          400,000            400        639,600             --        640,000

   Warrants issued for services            --             --        328,002             --        328,002

    Common stock cancelled         (3,000,000)        (3,000)         3,000             --

                                  -----------    -----------    -----------    -----------    -----------
   Net loss                                --             --             --     (1,862,887)    (1,862,887)
                                  -----------    -----------    -----------    -----------    -----------

Balances, December 31, 2004          8,551,50    $     8,551    $ 4,601,144    $(4,984,852)   $  (375,157)
                                  ===========    ===========    ===========    ===========    ===========

     See accompanying summary of accounting policies and notes to financial statements.

                              ENERTECK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2004 and 2003

                                                                              2004           2003
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   (1,862,887)   $(2,617,246)
Adjustments to reconcile net loss to cash used in operating activities:
  Depreciation                                                                 36,507         38,083
  Common stock,  options and warrants issued for services                     968,002      1,450,000

Changes in operating assets and liabilities:
  Accounts receivable                                                         347,686       (337,281)
  Inventory                                                                    (4,856)        73,805
  Prepaid expenses                                                              7,655             --
  Accounts payable                                                            225,643         60,416
  Accrued expenses and deferred revenue                                      (276,436)       206,800
                                                                          -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                                        (558,686)    (1,125,423)
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                         (1,166)       (85,234)
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                                                             --      1,575,000
  Exercise of options and warrants                                            224,800         10,000
  Issuance of note payable                                                     60,000             --
  Cost of fundraising                                                              --       (129,500)
                                                                          -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     284,800      1,455,500
                                                                          -----------    -----------
                                                                             (275,052)       244,753
NET INCREASE (DECREASE) IN CASH
Cash, beginning of period                                                     275,850         31,097
                                                                          -----------    -----------
Cash, end of period                                                               798        275,850
                                                                          ===========    ===========

NON-CASH INVESTING ACTIVITIES:
Equipment purchased included in accounts payable                                   --         75,000
                                                                          ===========    ===========


     See accompanying summary of accounting policies and notes to financial statements.

                              ENERTECK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

EnerTeck Corporation, formerly Gold Bond Resources, Inc. was incorporated under the laws of the State of Washington on July 30, 1935. On January 9, 2003, the Company acquired EnerTeck Chemical Corp. ("EnerTeck Sub") as its wholly owned operating subsidiary. For a number of years prior to its acquisition of EnerTeck Sub, the Company was an inactive, public "shell" corporation seeking to merge with or acquire an active, private company. As a result of the acquisition, the Company is now acting as a holding company, with EnerTeck Sub as its only operating business. Subsequent to this transaction, on November 24, 2003, the Company changed its domicile from the State of Washington to the State of Delaware, changed its name from Gold Bond Resources, Inc. to EnerTeck Corporation and effected a one from 10 reverse common stock split. For accounting purposes the acquisition of EnerTeck Sub was treated as an acquisition of EnerTeck Corporation and a recapitalization of EnerTeck Chemical Corp. EnerTeck Sub's historical financial statements replace Gold Bond's in the accompanying financial statements.

EnerTeck Sub, the Company's wholly owned operating subsidiary is a Houston-based corporation. It was incorporated in the State of Texas on November 29, 2000 and was formed for the purpose of commercializing a diesel fuel specific combustion catalyst known as EnerBurn (TM), as well as other combustion enhancement and emission reduction technologies for diesel fuel. EnerTeck's primary product is EnerBurn, and is registered for highway use in all USA diesel applications. The products are used primarily in on-road vehicles, locomotives and diesel marine engines throughout the United States and select foreign markets.

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

Revenue Recognition

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

Diluted net income (loss) per common share is computed by dividing the net income applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2004 and 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share

Management Estimates and Assumptions

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

Stock Options and Warrants

EnerTeck accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standard ("FAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002 requires pro forma net loss and pro forma net loss per share to be disclosed in interim financial statements (See note 7 for additional information on warrants).

During the year ended December 31, 2004, EnerTeck's board of directors approved the issuance of warrants to acquire 250,000 shares of common stock to two employees. The warrants vested immediately and have a five-year life. These warrants had an exercise price of $1.20 per share resulting in $25,000 of compensation expense during 2004. Compensation expense was calculated under the intrinsic value method.

The following table illustrates the effect on net income and earnings per share if EnerTeck had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                     Year Ended
                                                                     December 31,
                                                                     -----------
                                                               2004            2003
                                                            -----------    -----------
Net loss, as reported                                       $ (1,862,887 ) $(2,617,240)
Add: Expense recorded                                           328,002      1,450,000

Deduct:  expense  determined  under the fair value  based
method for all awards                                          (510,797)    (1,787,576)
                                                            -----------    -----------
Pro forma net loss                                          $(2,045,682)   $(2,954,822)
                                                            -----------    -----------

Loss per share:
Basic and diluted - as reported                             $     (0.21)   $     (0.29)
                                                            -----------    -----------
Basic and diluted - pro forma                               $     (0.24)   $     (0.33)
                                                            -----------    -----------


The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 86% to 100%, risk-free interest rate of 3.5%, and expected life of 5 years.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, "Share-Based Payment" to revise SFAS No. 123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of the adoption of this new accounting pronouncement would be similar to the Company's calculation of the pro forma impact on net income of SFAS 123 included above.

EnerTeck does not expect the adoption of other recently issued accounting pronouncements to have a significant impact on EnerTeck's results of operations, financial position or cash flow.


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, EnerTeck Corporation incurred recurring net losses of $1,862,887 and $2,617,246 in fiscal 2004 and 2003, respectively, has an accumulated deficit of $4,984,852 and a working capital deficit of $500,703 as of December 31, 2004. These conditions raise substantial doubt as to EnerTeck Corporation's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if EnerTeck Corporation is unable to continue as a going concern.

NOTE 3 - REVERSE ACQUISITION

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

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2004, property and equipment consisted of the following:

                                                     Useful
                                                     Lives           Amount
                                                 --------------
         Computer equipment                                  5     $   38,577
         Furniture and fixtures                              7         17,230
         Equipment                                         5-7         149,147
                                                                   -----------
                                                                       204,954
         Less: accumulated depreciation                                79,408
                                                                   ----------
                                                                   $   125,546
                                                                   ===========


NOTE 5 - INCOME TAXES

EnerTeck has incurred net losses since the merger with Gold Bond and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The valuation allowance increased by approximately $374,000. The cumulative operating loss carry-forward is approximately $2,600,000 at December 31, 2004, and will expire in 2023.

Deferred income taxes consist of the following at December 31, 2004:



         Deferred tax assets                $       895,861
         Valuation allowance                       (895,861)
                                            ---------------
                                            $             -
                                            ===============

EnerTeck Sub. was an S-Corporation in 2002 and upon the completion of the merger with Gold Bond (See Note 2.), EnerTeck Sub. terminated its S-Corporation status for income tax purposes.


NOTE 6 - STOCKHOLDERS' EQUITY

On November 24, 2003, the stockholders and directors approved a one from ten common stock split whereby each stockholder of EnerTeck Corporation received one share of EnerTeck Corporation's common stock in exchange for each ten shares of EnerTeck Corporation common stock. All per share information included in the financial statements have been adjusted to reflect the stock split.

On January 9, 2003, EnerTeck Corporation (formerly Gold Bond Resources, Inc), an inactive public corporation, issued 5,000,000 shares of common stock in exchange for 100% of the outstanding common stock of EnerTeck Chemical Corp., a privately held corporation. After the merger the stockholders of EnerTeck Chemical Corp. owned approximately 75% of the combined entity. For accounting purposes this transaction was treated as an acquisition of EnerTeck Corporation and a recapitalization of EnerTeck Chemical Corp., now a wholly-owned subsidiary of EnerTeck Corporation. EnerTeck Sub's historical financial statements replace Gold Bond's in the accompanying financial statements. EnerTeck retroactively applied the recapitalization in the accompanying statement of stockholders equity to reflect the common stock outstanding (See Note 3). The 1,043,761 shares of common stock retained by the EnerTeck Corporation stockholders is reflected as being issued in 2003

During the year ended December 31, 2003, EnerTeck sold 3,150,000 shares of common stock for $.50 per share, or $1,575,000. EnerTeck received $1,445,500 after expenses of $129,500 which were recorded as a reduction of additional paid in capital.

On March 20, 2004 four of the founders of EnerTeck's wholly owned operating subsidiary, EnerTeck Chemical Corp., returned for cancellation 3,000,000 of the 5,000,000 shares of their common stock that they were issued in connection with the acquisition of EnerTeck Chemical Corp. (See Note 3).

Also during 2004, two consultants were issued a total of 400,000 shares of common stock for services to be rendered to EnerTeck Corporation.

During the year ended December 31, 2004, EnerTeck received $224,800 from the exercise of 220,000 warrants at an exercise price of $1.00 per share and 4000 warrants at an exercise price of $1.20 per share, resulting in the issuance of 224,000 common shares. Additionally, 135,484 common shares were issued to our investment banker, Maxim Partners, LLC. under a cashless exercise provision to a warrant agreement. We received no proceeds from this exercise (See Note 7).

The holders of a majority of the issued and outstanding shares of common stock of the Company authorized an amendment to the Company's Articles of Incorporation to change the par value of the Company's common stock from $.001 to $.0001 to enable it to affect a four to one forward stock split. An Information Statement was circulated to all shareholders of the Company in October 2004. However, the Board of Directors, as was its right, chose to indefinitely postpone these actions because of market conditions and the public trading price of the Company's common stock.

During August of 2004, EnerTeck authorized ten million shares of Preferred Stock with $0.001 par value. None of the Preferred Stock is issued and outstanding for the period ended December 31, 2004.

NOTE 7 - STOCK WARRANTS

During the years ended December 31, 2003 and December 31, 2004, EnerTeck Corporation issued warrants to consultants and employees as follows:

Various consulting agreements were executed at the time of the reverse acquisition (See note 3), whereby consultants received warrants to acquire 2,148,150 shares of common stock at prices ranging from $1.00 to $1.20 per share. These warrants were valued using Black-Scholes with the resulting fair value charged against equity as a cost of the merger. During 2004, 224,000 of these warrants were exercised resulting in 224,000 shares being issued and the Company receiving $224,800 in cash proceeds from financing activities.

Warrants to acquire 175,000 shares of common stock at $1.20 per share were issued to a consultant for services provided to EnerTeck Chemical Corp. prior to the merger. No expense was recorded related to these warrants in the current year as the services were provided in 2002.

During 2003, warrants to acquire 200,000 shares of common stock at $.50 per share and 2,500 shares of common stock at $3.40 per share were issued to Maxim Partners, LLC., our investment banking firm. These shares were valued using Black-Scholes and charged against additional paid in capital as a cost of financing. During 2004, Maxim Partners, LLC. exercised it's rights under a cashless exercise provision to the warrant agreement whereby it exercised 200,000 warrants and received 135,484 common shares by forfeiting 64,516 warrants. EnerTeck received no cash proceeds from this exercise.

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

During 2004, EnerTeck's board of directors approved the issuance of warrants to acquire 250,000 shares of common stock at $1.20 per share to two employees. The warrants were accounted for under the intrinsic value method and resulted in $25,000 of compensation expense in the year ended December 31, 2004.

Also during 2004, warrants to acquire 455,000 shares of common stock at prices ranging from $1.00 to $1.20 per share were issued to three parties for consulting services. These warrants were valued using Black-Scholes with the resulting fair value of $303,002 charged to compensation expense.

Summary information regarding warrants is as follows:

                                                                Weighted
                                                                average
                                                 Warrants      Share Price
                                                ---------     ------------
Outstanding at December 31, 2002                        -     $          -

Year ended December 31, 2003:
-----------------------------
  Granted                                       4,025,650             0.80
  Exercised                                    (1,000,000)            0.01
  Expired                                               -                -
                                                ---------     ------------
Outstanding at December 31, 2003                3,025,650             1.06

Year ended December 31, 2004:
-----------------------------
  Granted                                         705,000             1.16
  Exercised                                      (424,000)            0.77
  Expired                                              -                 -
                                                ---------     ------------
Outstanding at December 31, 2004                3,306,650     $       1.12
                                                =========     ============

     Warrants outstanding and exercisable as of December 31, 2004:

                                   ---Unexercised---
    Exercise Price                 Number of Warrants   Weighted Average  Number of Shares
                                                         Remaining Life

    $1.00                               1,430,000                3.6       1,430,000
    $1.20                               1,874,150                3.8       1,874,150
    $3.40                                   2,500                3.5           2,150
                                     ------------                       ------------
                                        3,306,650                3.7       3,306,650
                                     ------------                       ------------

NOTE 8 - COMMITMENTS AND CONTINGENCIES

RubyCat Technology Agreement-

Effective September 7, 2001, EnerTeck entered into an Exclusive Market Segment Development Agreement (the "Agreement") with RubyCat Technology, Inc. The Agreement provided EnerTeck exclusive rights to market RubyCat products, which includes EnerBurn, to on-highway diesel large fleet truck market, small engine marine (<7,000 horsepower) market, railroad diesel and the international diesel fuel market. In addition, EnerTeck was able to obtain approval from the Environmental Protection Agency to sell the product through its Agreement with RubyCat.

Under the Agreement, EnerTeck is required to purchase minimum quantities for the diesel truck fleet market each calendar year as follows:

          Year ending December 31,                             Gallons
                                                               -----------------
          2005                                                 400,000
          2006                                                 500,000



If EnerTeck fails to purchase the quantities noted above, the products and technologies would still be available to EnerTeck for purchase, but without exclusive market segment rights. EnerTeck was required to purchase 90,000 gallons in 2002 and purchased approximately 40,000 resulting in EnerTeck being in default under the purchase commitment. As a result of the 2002 default, on February 3, 2003 EnerTeck agreed to pay RubyCat $100,000 and signed an amended agreement. This agreement extended the exclusive rights through December 31, 2003. In addition, the new agreement had a purchase option allowing EnerTeck to purchase the EnerBurn Technology for $6,000,000 to $6,600,000 depending on when the option would be exercised in 2003. The purchase option was from January 2003 through December 2003. The one time charge of $100,000 was included in cost of goods sold in 2002 and in accrued liabilities as of December 31, 2002. EnerTeck was required to purchase 180,000 gallons in 2003 but only purchased 5,850. During 2004, EnerTeck was required to purchase 270,000 gallons but purchased only 4,045 gallons of Enerburn. EnerTeck is currently in default under the agreement. Accordingly, either party can terminate the arrangement at any time, including the exclusivity aspect of the agreement. The Company is presently under discussions with RubyCat to formalize this supply agreement, including the possibility of EnerTeck acquiring all rights to EnerBurn and its processes. However, no assurances can be given that a formal agreement can be reached.

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

Office Lease -

EnerTeck leases office space under a non-cancelable operating lease. Future minimum rentals due under non-cancelable operating leases with an original maturity of at least one-year are approximately as follow:

           December 31,                                        Amount
                                                               -----------------
           2005                                                $ 46,600
           2006                                                   11,734


Rent expense for the years ended December 31, 2004 and December 31, 2003 totaled approximately $45,258 and $38,520, respectively.

NOTE 9 - CONCENTRATION OF CREDIT RISK

For the years ended December 31, 2004 and 2003, EnerTeck purchased 100% of its products from RubyCat (see note 8).

Financial instruments that potentially subject EnerTeck to concentration of credit risk are accounts receivable. EnerTeck performs ongoing credit evaluations as to the financial condition of its customers. Generally, no collateral is required.

NOTE 10 - REVENUE FROM MAJOR CUSTOMERS

A summary of EnerTeck's revenues from major customers for the years ended December 31, 2004 and 2003 was approximately:


                           2004                                  2003
                      ------------------                    ---------------
Customer A                 $  35,145                              $      --
Customer B                   110,344                                200,374
Customer C                     6,843                                     --
Customer D                     7,775                                 109,598
                         -----------                           ------------
                           $170,107                               $ 309,972
                         ===========                           ============


NOTE 11 - SUBSEQUENT EVENTS

At a March 1, 2005 meeting of the Board of Directors of EnerTeck Corporation, the Board accepted Mr. Leon van Kraayenburg's resignations as a Director, Executive Vice President and Chief Financial Officer of both EnerTeck Corporation and EnerTeck Chemical Corp. Mr. van Kraayenburg is claiming $26,081.51 in past salary and unused vacation days. EnerTeck Chemical Corp.'s management acknowledges that some compensation is due Mr. van Kraayenburg under his employment agreement, however, the Company disputes the amount claimed. Mr. van Kraayenburg has been asked to supply documentation in support of his claim so that the matter can be appropriately resolved.