Form 10QSB
period 2005-03-31
ENERTECK CORP
filed 2005-06-07
CIK 1128353

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

                  For the quarterly period ended March 31, 2005

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from____ to

                         Commission file number 0-31981

                              ENERTECK CORPORATION
        (Exact name of Small Business Issuer as Specified in its Charter)

       Delaware                                                    47-0929885
----------------------------                                   -----------------
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

                                Yes |X|  No |_|

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                  Common, $.001 par value per share: 8,711,509
                        outstanding as of March 31, 2005

================================================================================

                         PART I - FINANCIAL INFORMATION

                              ENERTECK CORPORATION

                         Index to Financial Information
                           Period Ended March 31, 2005

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

                       ENERTECK CORPORATION and SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)

                                     ASSETS

Current assets
  Accounts receivable                                                       $     2,105
  Prepaid expenses                                                                6,500
  Inventory                                                                      20,456
                                                                            -----------
    Total current assets                                                         29,061
                                                                            -----------

Property and equipment, net of $88,884 accumulated depreciation                 116,069
                                                                            -----------

    Total assets                                                            $   145,130
                                                                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Bank overdraft                                                            $       104
  Accounts payable                                                              397,634
  Accrued liabilities                                                            35,778
  Interest payable                                                                4,610
  Notes payable - related party                                                  28,490
  Notes payable                                                                  74,001
                                                                            -----------
    Total current liabilities                                                   540,617
                                                                            -----------

Commitments and contingencies

Stockholders' Equity (Deficit)
  Common stock, $.001 par value, 100,000,000 shares authorized, 8,711,509
    shares issued and outstanding                                                 8,711
  Additional paid-in capital                                                  4,663,386
  Accumulated deficit                                                        (5,067,584)
                                                                            -----------
    Total stockholders' equity                                                 (395,487)
                                                                            -----------

Total liabilities and stockholders' equity                                  $   145,130
                                                                            ===========

                       ENERTECK CORPORATION and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                      2005              2004
                                                   ------------    ------------

Revenues                                       $            -0-    $      5,775

Cost and expenses:
Cost of revenues                                            -0-           4,026

                                                   ------------    ------------
Net loss                                           $    (82,730)   $   (234,112)
                                                   ============    ============

Net loss per share:
  Basic and diluted                                $      (0.01)   $      (0.02)
                                                   ============    ============

Weighted average shares outstanding:
  Basic and diluted                                   8,607,239      10,793,025
                                                   ============    ============

                       ENERTECK CORPORATION and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                           2005            2004
                                                      -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                          $     (82,730)   $    (234,112)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation                                            9,476           10,054
      Common stock issue for services                        62,400               --
   Changes in operating assets and liabilities:
          Accounts receivable                                (2,105)          86,390
          Inventory                                          (2,213)           2,645
          Prepaid expenses                                   (6,500)              --
          Accounts payable                                  (13,746)         (43,636)
          Interest payable                                    2,124
          Accrued expenses                                    7,901           (6,495)
                                                      -------------    -------------
NET CASH USED IN OPERATING ACTIVITIES                       (43,393)        (185,154)
                                                      -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                          -0-          (10,832)
                                                      -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Exercise of warrants                                        1,200
   Issuance of note payable                                  33,401               --
   Issuance of note payable - Related party                   9,090               --
                                                      -------------    -------------
CASH PROVIDED BY FINANCING ACTIVITIES                        42,491            1,200
                                                      -------------    -------------

NET INCREASE (DECREASE) IN CASH                                (902)        (194,786)
Cash, beginning of period                                       798          275,850
                                                      -------------    -------------
Cash, end of period                                   $        (104)   $      81,064

                                                      =============    =============

                       ENERTECK CORPORATION and SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of EnerTeck Corporation ("EnerTeck") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in EnerTeck's Annual Report filed with the SEC on Form 10 KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004 as reported in the form 10 KSB have been omitted.

NOTE 2: GOING CONCERN

As shown in the accompanying financial statements, EnerTeck Corporation incurred recurring net losses of $82,730 and $234,112 in the quarter ended March 31, 2005 and March 31st, 2004, respectively has an acccumulated deficit of $5,067,584 and a working capital deficit of $395,487 as of March 31, 2005. These conditions raise substantial doubt as to EnerTeck Corporation's ability to continue as a going concern. Management is trying to raise additional capital through the sales of common shares. The financial statements do not include any adjustments that might be necessary if EnerTeck Corporation is unable to continue as a going concern.

NOTE 3: COMMON STOCK

On February 7, 2005, EnerTeck issued 160,000 shares of its common stock to an attorney for legal services provided to the Company.

Item 2.  Management's Discussion and Analysis of Plan of Operation

         The following should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

         FORWARD-LOOKING STATEMENTS

         The words "may," "will," "expect," "anticipate," "believe," "continue," "estimate," "project," "intend," and similar expressions used in this report are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. Many of these risks and uncertainties are set forth in the "RISK FACTORS" section of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.

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

RESULTS OF OPERATIONS

For the three month period ended March 31, 2005 compared to the three month period ended March 31, 2004.

         For the three months ended March 31, 2005, the Company recorded revenues of $0 versus revenues of $5,775 in the same period of 2004. The Company's net loss was $82,730 in the first quarter of 2005 versus a net loss of $234,112 for the same period in 2004. The resulting losses in the first quarter of 2005 vs. the net loss from the first quarter results of 2004 was primarily due to the Company's reduction in sales and marketing efforts. Additionally, a decrease in general and administrative expenses resulted from the Company's decreased business activities.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 2005, the Company's business activity has been primarily focused on servicing existing customers and pursuing new customers in the maritime shipping industry. The costs and burden associated therewith have contributed to the resulting losses in the first quarter of 2005.

         During the three month period ended March 31, 2005, the Company financed its operations through loans totaling of $42,491. This is compared to the operating activities of March 31, 3004 that used cash generated from proceeds from the sale of common stock during the first quarter of 2003.

         Management continues the process of executing its sales and marketing plan initiatives, and projects realizing additional sales as a result of new commercial performance demonstrations being initiated in the forthcoming quarters, primarily within the maritime shipping sector, followed by the trucking industry and other various transportation and industrial sectors it is targeting. Commercial performance demonstrations are ongoing or under negotiation with maritime shipping and trucking customers across the USA. These commercial performance demonstrations are generally initiated on a statistically significant number of vehicles of the subject transportation fleet in order to prove the economic benefit of EnerBurn to the prospective customer. Once the economic benefits are successfully demonstrated, the Company projects its customers will use EnerBurn in a substantial compliment of its fleets.

         The Company continues its plans to raise additional working capital through loans, equity financing and the exercise of warrants. The Company believes that approximately $1,000,000 will be required to meet operating expenses for the remainder of 2005. There can be no assurance that the Company will be able to raise these funds.

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

Item 3.   Controls and Procedures.

EnerTeck's Chief Executive Officer and Principal Financial Officer have reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, such officers believe that EnerTeck's disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report, except that the Company's annual report for the year ended December 31, 2004 and this report are being filed late and there were significant 2004 auditor adjustments because of the resignation of our prior Principal Financial Officer. EnerTeck is currently reviewing its procedures to ensure that late filings are not repeated. There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, EnerTeck's internal control over financial reporting.

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

                                             ENERTECK CORPORATION
                                             (Registrant)

Dated:                June 7, 2005           By:  /s/ Dwaine Reese
                                                  ------------------------
                                                  Dwaine Reese,
                                                  Chief Executive Officer

Dated:                June 7, 2005           By:  /s/ Parrish B. Ketchmark
                                                  ------------------------
                                                  Parrish B. Ketchmark,
                                                  Principal Financial Officer