Form 10QSB/A
period 2005-03-31
ENERTECK CORP
filed 2005-08-23
CIK 1128353

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from_______ to

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

                                 Yes |X| No |_|

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act).

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

Notes to Consolidated Financial Statements
                                                                               6


Item 2 - Management's Discussion and
         Analysis or Plan of Operation
                                                                               6


Item 3 - Controls and Procedures                                               9

                              ENERTECK CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)

ASSETS
Current assets
  Accounts receivable                                                                $     2,105
  Prepaid expenses                                                                         6,500
  Inventory                                                                               19,634
                                                                                     -----------
    Total current assets                                                                  28,239
                                                                                     -----------

Property and equipment, net of accumulated depreciation of $88,884                       116,069
                                                                                     -----------

    Total assets                                                                     $   144,308
                                                                                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Bank overdraft                                                                     $       104
  Accounts payable                                                                       397,634
  Accrued liabilities                                                                     35,778
  Interest payable                                                                         4,610
  Notes payable - Related party                                                            9,090
  Notes payable                                                                           93,401
                                                                                     -----------
    Total current liabilities                                                            540,617
                                                                                     -----------

Commitments and contingencies


Stockholders' Equity (Deficit)
  Common stock, $.001 par value, 100,000,000 shares authorized, 8,711,509
    shares issued and outstanding                                                          8,711
  Additional paid-in capital                                                           4,663,386
  Accumulated deficit                                                                 (5,068,406)
                                                                                     -----------
    Total stockholders' equity                                                          (396,309)
                                                                                     -----------

Total liabilities and stockholders' equity (deficit)                                 $   144,308
                                                                                     ===========

                              ENERTECK CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                       Three Months Ended
                                                                             March 31,
                                                                             ---------
                                                                  2005                      2004
                                                             -----------                -----------
Revenues                                                     $     2,111                $     5,775
Cost of goods sold                                                   822                      4,026
                                                             -----------                -----------
     Gross profit                                                  1,289                      1,749
                                                             -----------                -----------

Selling, general and administrative expenses                      84,843                    235,861
                                                             -----------                -----------

Net loss                                                     $   (83,554)               $  (234,112)
                                                             ===========                ===========

Net loss per share:
  Basic and diluted                                          $     (0.01)               $     (0.29)
                                                             ===========                ===========

Weighted average shares outstanding:
  Basic and diluted                                            8,551,509                  9,075,358
                                                             ===========                ===========

                              ENERTECK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                  2005                    2004
                                                               ---------                ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                   $ (83,554)               $(234,112)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation                                                 9,476                   10,054
      Common stock issue for services                             62,400                       --
   Changes in operating assets and liabilities:
          Accounts receivable                                     (2,105)                  86,390
          Inventory                                               (1,389)                   2,645
          Prepaid expenses                                        (6,500)                      --
          Bank over-draft                                            104                       --
          Accounts payable                                       (31,746)                 (43,636)
          Interest payable                                         2,124                       --
          Accrued expenses                                         7,901                   (6,495)
                                                               ---------                ---------
NET CASH USED IN OPERATING ACTIVITIES                            (43,289)                (185,154)
                                                               ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                --                  (10,832)
                                                               ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Exercise of warrants                                             1,200
   Issuance of note payable                                       33,401                       --
   Issuance of note payable - Related party                        9,090                       --
                                                               ---------                ---------
CASH PROVIDED BY FINANCING ACTIVITIES                             42,491                    1,200
                                                               ---------                ---------

NET INCREASE (DECREASE) IN CASH                                     (798)                (194,786)
Cash, beginning of period                                            798                  275,850
                                                               ---------                ---------
Cash, end of period                                            $      --                $  81,064
                                                               =========                =========

                       ENERTECK CORPORATION and SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

NOTE  2: GOING CONCERN

As shown in the accompanying financial statements, EnerTeck Corporation incurred recurring net losses of $83,554 and $234,112 in the quarter ended March 31, 2005 and March 31st, 2004, respectively has an acccumulated deficit of $5,068,406 and a working capital deficit of $512,378 as of March 31, 2005. These conditions raise substantial doubt as to EnerTeck Corporation's ability to continue as a going concern. Management is trying to raise additional capital through the sales of common shares. The financial statements do not include any adjustments that might be necessary if EnerTeck Corporation is unable to continue as a going concern.

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

         For the three months ended March 31, 2005, the Company recorded revenues of $2,111 versus revenues of $5,775 in the same period of 2004. The Company's net loss was $83,554 in the first quarter of 2005 versus a net loss of $234,112 for the same period in 2004. The resulting losses in the first quarter of 2005 vs. the net loss from the first quarter results of 2004 was primarily due to the Company's reduction in sales and marketing efforts. Additionally, a decrease in general and administrative expenses resulted from the Company's decreased business activities.


LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 2005, the Company's business activity has been primarily focused on servicing existing customers and pursuing new customers in the maritime shipping industry. The costs and burden associated therewith have contributed to the resulting losses in the first quarter of 2005.

         During the three month period ended March 31, 2005, the Company financed its operations through loans totaling of $42,491. This is compared to the operating activities of March 31, 2004 that used cash generated from proceeds from the sale of common stock during the first quarter of 2003.

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


                                       ENERTECK CORPORATION
                                       (Registrant)



Dated: August 22, 2005                 By:   /s/ Dwaine Reese
                                             -----------------------
                                       Dwaine Reese,
                                       Chief Executive Officer



Dated: August 22, 2005                 By:   /s/  Parrish B. Ketchmark
                                             -----------------------
                                       Parrish B. Ketchmark
                                       Principal Financial Officer