Form 10QSB
period 2005-06-30
ENERTECK CORP
filed 2005-08-23
CIK 1128353

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

                                Yes [ ] No [ X ]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                  Common, $.001 par value per share: 10,251,359
                         outstanding as of June 30, 2005

================================================================================

                         PART I - FINANCIAL INFORMATION

                              ENERTECK CORPORATION


                         Index to Financial Information
                           Period Ended June 30, 2005



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

                              ENERTECK CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)

                                                                 ASSETS

Current assets
  Cash                                                        $     2,857
  Accounts receivable                                               2,672
  Prepaid expenses                                                  3,781
  Inventory                                                        28,590
                                                              -----------
    Total current assets                                           37,900
                                                              -----------

Property and equipment,
  net of accumulated depreciation of $98,360                      106,594
                                                              -----------
    Total assets                                              $   144,494
                                                              ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                            $   413,749
  Accrued liabilities
                                                                   35,778
  Interest payable
                                                                    8,410
  Notes payable - Related party
                                                                   24,490
  Notes payable
                                                                   86,267
                                                              -----------
    Total current liabilities                                     568,694
                                                              -----------

Commitments and contingencies


Stockholders' deficit:
  Common stock, $.001 par value,
    100,000,000 shares authorized, 10,251,359
    shares issued and outstanding                                  10,511
  Additional paid-in capital                                    5,341,188
  Accumulated deficit                                          (5,775,899)
                                                              -----------
    Total stockholders' deficit                                  (424,200)
                                                              -----------
Total liabilities and stockholders' deficit                   $   144,494
                                                              ===========

                              ENERTECK CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                Three and Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                     Three Months Ended           Six Months Ended
                                                          June 30,                    June 30,
                                             ------------------------------   --------------------------
                                                  2005             2004           2005        2004
                                             ---------------  -------------   ------------  ------------
Revenues                                       $     9,438    $    15,210    $    11,543    $    20,985


Cost of goods sold                                   3,082         14,714          3,082         18,672
                                               -----------    -----------    -----------    -----------
          Gross profit                               6,356            496          8,461          2,313
                                               -----------    -----------    -----------    -----------

Selling, general and administrative
expenses                                           706,606        256,567        789,780        492,495
                                               -----------    -----------    -----------    -----------
Operating loss                                    (700,250)      (256,071)      (781,319)      (490,182)

Interest expense                                     8,067             --             --          9,728
                                               -----------    -----------    -----------    -----------
Net loss                                       $  (708,317)   $  (256,071)   $  (791,047)   $  (490,182)
                                               -----------    -----------    -----------    -----------

Net loss per share:
  Basic and diluted                            $     (0.08)   $     (0.03)   $     (0.09)   $     (0.05)
                                               ===========    ===========    ===========    ===========
 Weighted average shares outstanding:
  Basic and diluted                              8,688,094      7,793,025      8,688,145      9,111,206
                                               ===========    ===========    ===========    ===========

                              ENERTECK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                         2005         2004
                                                    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                          $(791,047)   $(490,182)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation                                       18,952       20,109
      Common stock issued for services                  706,400            -
      Amortization of loan discount                       3,804            -
 Changes in operating assets and liabilities:
          Accounts receivable                            (2,672)      73,975
          Inventory                                     (10,348)     (18,535)
          Prepaid expenses                               (3,781)           -
          Accounts payable                              (15,631)      11,578
          Interest payable                                5,925            -
          Accrued expenses                                7,900      (19,293)
                                                      ---------    ---------
CASH FLOWS USED IN OPERATING ACTIVITIES                 (80,498)    (422,348)
                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                        -       (1,053)
                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Exercise of warrants                                        -      103,600
  Proceeds from notes payable                            58,067            -
  Proceeds from notes payable - Related party            28,490       60,000
  Repayments on notes payable - Related party            (4,000)           -
                                                      ---------    ---------
NET CASH PROVIDED BY  FINANCING ACTIVITIES               82,557      163,600
                                                      ---------    ---------
NET INCREASE (DECREASE) IN CASH                           2,059     (259,801)
  Cash, beginning of period                                 798      275,849
                                                      ---------    ---------
  Cash, end of period                                 $   2,857    $  16,048
                                                      =========    =========

Cash paid for:
   Interest                                           $       -    $       -
   Income tax                                                 -            -

Non Cash:
  Shares issued associated with notes payable         $  35,604    $       -

                       ENERTECK CORPORATION and SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of EnerTeck Corporation ("EnerTeck") have been prepared in accordance with accounting principals generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in EnerTeck's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004 as reported in Form 10-KSB have been omitted.

NOTE 2:  GOING CONCERN

As shown in the accompanying financial statements, EnerTeck Corporation incurred recurring net losses of $708,317 and $256,071 in the quarter ended June 30, 2005 and 2004 respectively, $791,047 and $490,182 in the six months ended June 30, 2005 and 2004, respectively, has an accumulated deficit of $5,775,899 and a working capital deficit of $530,794 as of June 30, 2005. These conditions raise substantial doubt as to EnerTeck Corporation's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if EnerTeck Corporation is unable to continue as a going concern.


NOTE 3:  NOTES PAYABLE

During the quarter ended June 30, 2005, EnerTeck issued notes to investors totaling $40,000. In connection with these loans, 400,000 shares of common stock were issued. The proceeds from the notes have been discounted for the relative fair value of the common stock. All discounts will be amortized over the life of the notes. A summary of the notes is as follows:

                                                                 Notes
                                                                 Payable
                                                                 -------
         Gross proceeds from notes                            $   40,000
         Less: Relative fair value of stock
                           To note holders                       (35,604)
         Add: Amortization of discounts                            3,804
                                                              -----------

Value of notes on June 30, 2005                               $    8,200
                                                              ----------


NOTE 4:  COMMON STOCK

During the six months ended June 30, 2005, EnerTeck's issued 1,560,000 shares of its common stock to its consultants and employees for their services. These shares were valued at their fair value of $706,400.

During the quarter ended June 30, 2005, EnerTeck cancelled 260,150 shares of its common stock previously issued to its consultants.

During the quarter ended June 30, 2005, EnerTeck issued 400,000 shares of its common stock associated with borrowing short term capital from several individuals. See Note 3 for detail. These shares were recorded at their relative value of $35,604.

In June 2005, the board approved the issuance of 1,000,000 shares to EnerTeck's president. These shares were issued in July 2005.

Also in June 2005, the board approved the return of up to 3,000,000 shares to founding shareholders that were previously cancelled. These shares will be issued based on purchase orders received by EnerTeck up to $2,600,000 through September 1, 2006.

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

RESULTS OF OPERATIONS

For the three month period ended June 30, 2005 compared to the three month period ended June 30, 2004, and the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004.

         For the three months ended June 30, 2005, the Company recorded revenues of $9,438 versus revenues of $15,210 in the same period of 2004. The Company's net loss for the three month period ended June 30, 2005 was $708,317 as compared to a net loss of $256,071 for the comparable period in the prior year. The resulting losses in the second quarter of 2005 vs. the net loss from second quarter results of 2004 was primarily due to the Company's issuance of common stock to consultants and employees.

         For the six months ended June 30, 2005 the Company recorded revenues of $11,543 versus revenues of $20,985 in the same period of 2004. The Company's net loss was $791,047 in the first six months of 2005 versus a net loss of $490,182 for the same period in 2004. The resulting losses in the six month period of 2005 vs. the net losses from the same period of 2004 was primarily due to the Company's issuance of common stock during the period to employees and consultants.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2005, the Company's business activity has continued to focus on servicing existing customers and pursuing new customers in the maritime shipping industry. The costs and burden associated therewith have contributed to the resulting losses during the six month period.

         During the six months ended June 30, 2005, the Company continued to finance its operations through loans totaling $82,557 of proceeds, net of repayments. This is compared to operating activities that used cash of $422,348 offset by the proceeds from the issuance of stock from warrants exercised of $103,600 and proceeds from debt of $60,000 during 2004.

         Management continues the process of executing its sales and marketing plan initiatives, and projects realizing additional sales as a result of new commercial performance demonstrations being initiated the forthcoming quarters, primarily within the maritime shipping sector, followed by the trucking industry and other various transportation and industrial sectors it is targeting. Commercial performance demonstrations are ongoing or under negotiation with maritime shipping and trucking customers in the USA. These commercial performance demonstrations are generally initiated on a statistically significant number of vehicles of the subject transportation fleet in order to prove the economic benefit of EnerBurn to the prospective customer. Once the economic benefits are successfully demonstrated, the Company projects its customers will use EnerBurn in a substantial compliment of its fleets.

         At June 30, 2005, EnerTeck had a working capital deficit of $530,794. The Company is currently in the process of raising up to $500,000 through a private placement of its common stock. Although EnerTeck is actively seeking to raise funds through this private offering, we may not be successful in raising the required capital necessary to continue our business operations.


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


                                                  ENERTECK CORPORATION
                                                  (Registrant)



Dated:   August 22, 2005                    By:    /s/ Dwaine Reese
         ---------------                           ----------------
                                                   Dwaine Reese,
                                                   Chief Executive Officer



Dated:   August 22, 2005                    By:     /s/ Parrish B. Ketchmark
         ---------------                            ------------------------
                                                    Parrish B. Ketchmark
                                                    Principal Financial Officer