Form 10QSB
period 2005-09-30
ENERTECK CORP
filed 2005-11-15
CIK 1128353

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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

(281) 240-1787
(Issuer’s Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

Common, $.001 par value per share: 11,501,359
outstanding as of September 30, 2005

Index

PART I - FINANCIAL INFORMATION

ENERTECK CORPORATION

Index to Financial Information
Period Ended September 30, 2005

Item
Page

Item 1 - Financial Statements:

Consolidated Balance Sheet	3

Consolidated Statements of Operations	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6

Item 2 - Management’s Discussion and
Analysis or Plan of Operation	7

Item 3 - Controls and Procedures	9

Index

ENERTECK CORPORATION
CONSOLIDATED BALANCE SHEET
September 30, 2005
(Unaudited)

ASSETS

Current assets
Cash	$185,676
Accounts receivable	2,105
Prepaid expenses	9,901
Inventory	23,906
Total current assets	221,588

Property and equipment, net of accumulated depreciation of $107,836	97,118

Total assets	$318,706

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$380,070
Accrued liabilities	54,786
Interest payable	8,932
Notes payable - Related party	27,990
Notes payable	120,240
Total current liabilities	592,018

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.001 par value, 100,000,000 shares authorized, 11,501,359 shares issued and outstanding	11,501
Additional paid-in capital	6,575,200
Accumulated deficit	(6,860,013)
Total stockholders’ deficit	(273,312)

Total liabilities and stockholders’ deficit	$318,706

Index

ENERTECK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues	$12,335	$158,626	$45,806	$179,611

Cost of goods sold	7,278	59,225	10,360	94,866
Gross profit	5,057	99,401	35,446	84,745

Operating Expenses	1,079,390	1,071,015	1,891,098	1,546,541

Operating loss	(1,074,333)	(971,614)	(1,855,652)	(1,461,796)

Interest expense	9,781	-	19,509	-
Net loss	$(1,084,114)	$(971,614)	$(1,875,161)	$(1,461,796)

Net loss per share:
Basic and diluted	$(0.10)	$(0.12)	$(0.20)	$(0.17)

Weighted average shares outstanding:
Basic and diluted	11,259,511	8,351,014	9,540,100	8,825,481

Index

ENERTECK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,875,161)	$(1,461,796)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	28,428	30,164
Amortization of loan discount	12,778	-
Common stock issued for services	1,691,400	640,000
Warrants issued for services	-	207,536
Changes in operating assets and liabilities:
Accounts receivable	(2,105)	(64,722)
Inventory	(5,663)	-
Prepaid expenses	(9,901)	(20,535)
Accounts payable	(49,310)	159,356
Interest payable	6,446	-
Accrued liabilities	26,909	(22,235)
CASH FLOWS USED IN OPERATING ACTIVITIES	(176,179)	(532,232)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	(2,704)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of warrants	-	199,800
Proceeds form Private Placement	250,000	-
Proceeds from notes payable	83,067	-
Proceeds from notes payable - Related party	31,990	60,000
Repayments on notes payable - Related party	(4,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	361,057	259,800

NET INCREASE (DECREASE) IN CASH	184,878	(275,136)
Cash, beginning of period	798	275,848
Cash, end of period	$185,676	$712

Cash paid for:
Interest	$-	$-
Income tax	-	-

Non-cash transactions:
Shares issued associated with notes payable	$35,604	$-

Index

ENERTECK CORPORATION and SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of EnerTeck Corporation (“EnerTeck”) have been prepared in accordance with accounting principals generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in EnerTeck’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004 as reported in Form 10-KSB have been omitted.

NOTE 2: GOING CONCERN

As shown in the accompanying financial statements, EnerTeck Corporation incurred recurring net losses of $1,084,112 and $971,614 in the quarter ended September 30, 2005 and 2004 respectively, $1,875,161 and $1,461,796 in the nine months ended September 30, 2005 and 2004, respectively, has an accumulated deficit of $6,860,014 and a working capital deficit of $370,430 as of September 30, 2005. These conditions raise substantial doubt as to EnerTeck Corporation’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if EnerTeck Corporation is unable to continue as a going concern.

NOTE 3: NOTES PAYABLE

During the nine months ended September 30, 2005, EnerTeck issued notes to investors totaling $40,000. In connection with these loans, 400,000 shares of common stock were issued. The proceeds from the notes have been discounted for the relative fair value of the common stock. All discounts will be amortized over the life of the notes. A summary of the notes is as follows:

Gross proceeds from notes	$40,000
Less: discount at relative fair value of stock	(35,604)
Add: amortization of discounts	12,788

Balance at September 30, 2005	$17,184

NOTE 4: COMMON STOCK

In July 2005, EnerTeck issued 1,000,000 shares to its president as stock compensation for his services. These shares were recorded at their fair value of $985,000.

The president resigned effective September 6, 2005 to pursue other interests. EnerTeck has requested the former president return 500,000 shares of its common stock and 500,000 warrants which EnerTeck believes will be completed in the fourth quarter of 2005.

During the quarter ended September 30, 2005, EnerTeck issued 250,000 shares of common stock for $250,000.

Index

Item 2. Management’s Discussion and Analysis of Plan of Operation

The following should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

FORWARD-LOOKING STATEMENTS

The words “may,”“will,”“expect,”“anticipate,”“believe,”“continue,”“estimate,”“project,”“intend,” and similar expressions used in this report are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. Many of these risks and uncertainties are set forth in the “RISK FACTORS” section of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.

OVERVIEW

EnerTeck Corporation (the “Company” or “EnerTeck Parent”) was incorporated in the State of Washington on July 30, 1935 under the name of Gold Bond Mining Company for the purpose of acquiring, exploring, and developing and, if warranted, the mining of precious metals. It subsequently changed its name to Gold Bond Resources, Inc. in July 2000. It acquired EnerTeck Chemical Corp. ("EnerTeck Sub") as a wholly owned subsidiary on January 9, 2003. For a number of years prior to its acquisition of EnerTeck Sub, it was an inactive, public "shell" corporation seeking to merge with or acquire an active, private company. As a result of this acquisition, EnerTeck Parent is now acting as a holding company, with EnerTeck Sub as its only operating business. Subsequent to this transaction, on November 24, 2003 EnerTeck Parent changed its domicile from the State of Washington to the State of Delaware, changed its name from Gold Bond Resources, Inc. to EnerTeck Corporation and effected a one for 10 reverse common stock split.

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

Index

The Company utilizes its own employees to sell its product along with independent sales agents inside and outside the US.

RESULTS OF OPERATIONS

For the three month period ended September 30,2005 compared to the three month period ended September 30, 2004, and the nine month period ended September 30,2005 compared to the nine month period ended September 30, 2004.

For the three months ended September 30, 2005, the Company recorded revenues of $12,335 versus revenues of $158,626 in the same period of 2004. The Company’s net loss for the three month period ended September 30, 2005 was $1,084,114 as compared to a net loss of $971,614 for the comparable period in the prior year. The resulting loss in the third quarter of 2005 vs. the net loss from third quarter results of 2004 was primarily due to the Company's issuance of common stock to consultants and employees.

For the nine months ended September 30, 2005 the Company recorded revenues of $45,806 versus revenues of $179,611 in the same period of 2004. The Company’s net loss was $1,875,161 in the first nine months of 2005 versus a net loss of $1,461,796 for the same period in 2004. The resulting loss in the nine month period of 2005 vs. the net loss from the same period of 2004 was primarily due to the Company’s issuance of common stock during the period to employees and consultants.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2005, the Company’s business activity has continued to focus on servicing existing customers and pursuing new customers in the maritime shipping industry. The costs and burden associated therewith have contributed to the resulting losses during the nine month period.

During the three month period ended September 30, 2005, the Company continued to finance its operations through loans totaling $25,000 and proceeds of $250,000 it received from a private placement offering. This is compared to operating activities of September 30, 2004 that used cash generated from proceeds received from the exercise of warrants in the amount of $199,800.

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

At September 30, 2005, EnerTeck had a working capital deficit of $370,430. The Company is currently in the process of raising up to $500,000 through a private placement of its common stock, of which $250,000 was received during the third quarter of 2005. Although EnerTeck is actively seeking to raise funds through this private offering, we may not be successful in raising the required capital necessary to continue our business operations.

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

Index

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

Item 3.  Controls and Procedures.

The Company’s Chief Executive Officer and Principal Financial Officer has reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon this review, such officer believes that the Company’s disclosure controls and procedures are not effective in timely alerting him to material information required to be included in this report. The controls and procedures were considered not effective as the independent auditors proposed adjustments that are material to the financial statements. The Company recorded the adjustments prior to completing the financial statements for the period covered by this report. The Company is working to improve its controls and procedures in order to make its disclosure controls and procedures effective.

There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEMS DELETED ARE NOT APPLICABLE.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2005, EnerTeck issued 250,000 shares of its common stock to certain accredited investors for aggregate proceeds of $250,000. All of such securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder.

Item 6. Exhibits.

(a) Exhibits

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

ENERTECK CORPORATION
(Registrant)

Dated:	November 14, 2005	By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer

Dated:	November 14, 2005	By:	/s/ Dwaine Reese
Dwaine Reese
Principal Financial Officer

2

Index