Form 10KSB
period 2005-12-31
ENERTECK CORP
filed 2006-04-13
CIK 1128353

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-31981

ENERTECK CORPORATION
(Name of Small Business Issuer in Its Charter)

Delaware	47-0929885
(State or other jurisdiction	(I.R.S. Employer
of incorporation or	Identification
organization)	Number)

10701 Corporate Drive, Suite 150
Stafford, Texas	77477
(Address of principal	(Zip Code)
executive offices)

Issuer’s telephone number, including area code: (281) 240-1787

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock ($.001 par value)

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	☒	No	☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

State Issuer’s revenues for its most recent fiscal year:   $48,093.

As of April 5, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer (8,584,459 shares) was approximately $15,366,000. The number of shares outstanding of the Common Stock ($.001 par value) of the Issuer as of the close of business on April 5, 2006 was 16,451,359.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format: Yes ☐ No ☒

	ENERTECK CORPORATION

	TABLE OF CONTENTS

	PART I
		Page

Item 1.	Description of Business	3

Item 2.	Description of Property	15

Item 3.	Legal Proceedings	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

	PART II

Item 5.	Market for Common Equity, Related Stockholder Matters
	and Small Business Issuer Purchases of Equity Securities	15

Item 6.	Management’s Discussion and Analysis or Plan of Operation	17

Item 7.	Financial Statements	21

Item 8.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	21

Item 8A.	Controls and Procedures	21

Item 8B.	Other Information	21

	PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
	Compliance with Section 16(a) of the Exchange Act	21

Item 10.	Executive Compensation	23

Item 11.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	25

Item 12.	Certain Relationships and Related Transactions	26

Item 13.	Exhibits	27

Item 14.	Principal Accountant Fees and Services	28

	Signatures	29

Forward-Looking Statements

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company’s management as well as information currently available to the management. When used in this document, the words “anticipate”, “believe”, “estimate”, and “expect” and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed in this report under the caption “Uncertainties and Risk Factors” in Part I, Item 1 “Description of Business”. The Company does not intend to update these forward-looking statements.

PART I

Item 1.	Description of Business.

Introduction

Enerteck Corporation (the “Company” or “EnerTeck Parent”) was incorporated under the laws of the State of Washington on July 30, 1935 under the name of Gold Bond Mining Company for the purpose of acquiring, exploring, and developing precious metal mines and, if warranted, the mining of precious metals. We subsequently changed our name to Gold Bond Resources, Inc. in July 2000. On January 9, 2003, we acquired EnerTeck Chemical Corp. (“EnerTeck Sub”) as our wholly owned operating subsidiary. For a number of years prior to our acquisition of EnerTeck Sub, we were an inactive, public “shell” corporation seeking to merge with or acquire an active, private company. As a result of the acquisition, we are now acting as a holding company, with EnerTeck Sub as our only operating business. Subsequent to this transaction, on November 24, 2003, we changed our domicile from the State of Washington to the State of Delaware, changed our name from Gold Bond Resources, Inc. to EnerTeck Corporation and effected a one from 10 reverse common stock split.

EnerTeck Sub, our wholly owned operating subsidiary, was incorporated in the State of Texas on November 29, 2000. It was formed for the purpose of commercializing a diesel fuel specific combustion catalyst known as EnerBurn (TM), as well as other combustion enhancement and emission reduction technologies. Nalco/Exxon Energy Chemicals, L.P. (“Nalco/Exxon L.P.”), a joint venture between Nalco Chemical Corporation and Exxon Corporation commercially introduced EnerBurn in 1998. When Nalco/Exxon L.P. went through an ownership change in 2000, our founder, Dwaine Reese, formed EnerTeck Sub. It acquired the EnerBurn trademark and related assets and took over the Nalco/Exxon L.P. relationship with the EnerBurn formulator and blender, and its supplier, Ruby Cat Technology, LLC (“Ruby Cat”). The decision to form EnerTeck Sub and acquire the EnerBurn business was motivated by Mr. Reese’s belief that:

•	EnerBurn was clearly beginning to gain market acceptance;
•
the gross margins associated with EnerBurn sales would support the business model, since existing customers would likely continue to buy the product due to the significant impact on diesel fuel savings and reduced emissions;

•
EnerBurn had been professionally tested extensively in field applications as well as in the laboratory, clearly demonstrating its effectiveness in increasing fuel economy and reducing emissions and engine wear;

•	use of the product in diesel applications has a profound impact on a cleaner environment.

Business of the Company

We, through our wholly owned subsidiary, specialize in the sales and marketing of a fuel borne catalytic engine treatment for diesel engines known as EnerBurn(TM). We utilize a sales process that includes detailed proprietary customer fleet monitoring protocols in on-road applications that quantify data and assists in managing certain internal combustion diesel engine operating results while utilizing EnerBurn. Test data prepared by Southwest Research Institute and actual customer usage has indicated that the use of EnerBurn in diesel engines improves fuel economy, lowers smoke, and decreases engine wear and the dangerous emissions of both Nitrogen Oxide (NOx) and microscopic airborne solid matter (particulates). Our principal target markets are the trucking, railroad and maritime shipping industries. Each of these industries share certain common financial characteristics, i.e. (i) diesel fuel represents a disproportionate share of operating costs; and (ii) relatively small operating margins are prevalent. Considering these factors, management believes that the use of EnerBurn and the corresponding derived savings in diesel fuel costs can positively effect the operating margins of its customers while contributing to a cleaner environment.

Since we are currently a sales and marketing organization, we have not spent any funds on research and development activities. We own the EnerBurn trademark and, pursuant to a memorandum of understanding which expired on December 31, 2003, were granted the exclusive, global marketing rights from our formulator, blender and supplier, Ruby Cat (which arrangement required the Company to meet certain annual minimum purchase levels to maintain such exclusivity), and an option to purchase the EnerBurn technology and associated assets by December 31, 2003 for $6.6 million which was not exercised and has also thus expired. Based upon sales volume to date, we did not achieved these required minimum levels. However, management is in continuing discussions with Ruby Cat to waive the requirements necessary for the Company to maintain this exclusivity, as well as keep open the possibility of the Company acquiring Ruby Cat and/or the EnerBurn technology and associated assets. In this regard, on October 14, 2005, we entered into a letter of intent (the “Ruby Cat LOI”) to acquire Ruby Cat. However, no definitive agreement has been agreed upon or signed to date. As a result, there can be no assurance that that a definitive agreement will be able to be agreed upon and signed with Ruby Cat or that the transaction will ever be consummated.

Current Operations and Recent Developments

To date, we have engaged in limited marketing of the EnerBurn technology and have generated minimal sales, principally to the trucking and maritime industries. We compete in an evolving market with a significant number of competitors that include both established businesses and new entries into the field.

Total revenue from sales for 2004 amounted to $179,000 and for 2005 amounted to $48,000, much of which came during the fourth quarter of 2005. Due to a lack of working capital, and a nearly complete turnover in upper management and sales staff dating back into 2004, senior management changed its method of marketing the operation during 2005. The majority of the marketing effort for 2005 was directed at targeting and gaining a foothold in one of our major target areas, the inland marine diesel market. Management focused virtually all of our resources at pinpointing and convincing one major customer within this market, Custom Fuel Services Inc. (“Custom”) to go full fleet with our diesel fuel additive product lines. A substantial portion of 2005 was spent testing our primary product, EnerBurn, on one large inland marine vessel belonging to this major potential customer.

As a result thereof, on July 28, 2005, EnerTeck Sub entered into an Exclusive Reseller and Market Development Agreement (the “Custom Agreement”) with Custom. Under the Custom Agreement, EnerTeck Sub has appointed Custom, which provides dockside and midstream fueling from nine service locations in Louisiana, Kentucky, Illinois, West Virginia, Missouri and Iowa, as its exclusive reseller of EnerBurn and the related technology on the Western Rivers of the United States, meaning the Mississippi River, its tributaries, South Pass, and Southwest Pass, excluding the Intra Coastal Waterway. The Agreement has an initial term of three years but can be terminated upon 60 days prior written notice by either party. Custom is not required to purchase a minimum volume of EnerBurn during the term of the Custom Agreement.

Subsequent to the signing of the Custom Agreement, Custom obtained the regulatory approvals and installed the blending equipment necessary to facilitate its distribution of EnerBurn. In February 2006, we delivered the first shipment of EnerBurn to Custom by delivering 4,840 gallons. This initial purchase order plus the second current oral order scheduled to be delivered in the second quarter of 2006, amount in size to more revenue and a higher margin than all the orders combined for 2005, 2004 and 2003. At present this one customer represents a majority of our sale revenues. With Custom’s assistance, however, negotiations are currently underway with several over large customers in the same industry to expand this market. The loss of Custom as a customer would adversely affect our business and we cannot provide any assurances that we could adequately replace the loss of this customer.

In December 2005, we obtained a $3,000,000 investment from BATL Bioenergy LLC (“BATL”), then an unrelated third party, pursuant to which we issued and sold to BATL 2,450,000 shares of the common stock of the Company, and a warrant to purchase an additional 1,000,000 shares of common stock. See Part iii, Item 12 “Certain Relationships and Related Transactions”). In accordance with the terms on the investment, we agreed that the proceeds shall be used as follows: (i) $1,000,000 to complete the purchase of Ruby Cat; (ii) no more than $340,000 to repay certain outstanding debt of the Company and its subsidiary; and (iii) the balance for working capital purposes. We have granted BATL an irrevocable, unconditional right, exercisable on one occasion only for a period of 90 days following the earlier to occur of (i) the termination of any definitive agreement or letter of intent in respect of the Ruby Cat Transaction, and (ii) if the Ruby Cat Transaction shall not yet have been consummated, 90 days following the BATL Closing Date, to sell to the Company up to 816,667 shares of common stock at a per share purchase price of $1.2245 per share.

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

Diesel fuel has other properties that affect its performance and impact on the environment as well. The main problems associated with diesel fuel include:

•	Difficulty getting it to start burning o Difficulty getting it to burn completely o Tendency to wax and gel
•	With introduction of low sulfur fuel, reduced lubrication
•	Soot clogging injector nozzles
•	Particulate emissions
•	Water in the fuel
•	Bacterial growth

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

Today’s advanced diesel engines are far cleaner than the smoke-belching diesels of recent decades. Unfortunately, even smokeless diesel engines are not clean enough to meet current stricter air pollution regulations.

While diesel engines are the only existing cost-effective technology making significant inroads in reducing “global warming” emissions from motor vehicles, it is not sufficient to satisfy regulators and legislators. Diesel engines will soon be required to adhere to stringent regulatory/legislative guidelines that meet near “zero” tailpipe emissions, especially on smog-forming nitrogen oxides (NOx), particulate matter (PM) and “toxins”; the organic compounds of diesel exhaust.

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

Today, there is no economic alternative to diesel engines for most industrial applications. This is true for ocean vessels, tug boats, commercial/recreational vessels, locomotive, trucking, bus transport, construction, mining, agriculture, logging, distributed power generation, and, in many parts of the world, personal transportation. In short, diesel fuel does the world’s heavy work.

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

The unique chemical formulation of EnerBurn, when applied in accordance with proprietary methodology, has been shown to produce benefits in fuel economy, NOx formation, smoke, brake horespowere and engine wear (See “Product Testing”, below).

EnerBurn Volumetric Proportioning Injector Equipment (VPI)

Volumetric proportioning injection equipment is used to deliver proper dosage ratios of EnerBurn to the diesel fuel, and are typically offered to our customers in support of an EnerBurn sale. Three equipment vendors supply additive injection equipment to us that is either installed at a bulk fueling depot or onboard the vehicle or vessel.

Product Testing

Southwest Research Institute

The Southwest Research Institute (“SWRI”) of San Antonio, Texas has extensively tested the EnerBurn technology. This institute is an independent, nonprofit, applied engineering and physical sciences research and development organization with 11 technical divisions using multidisciplinary approaches to problem solving. The Institute occupies 1,200 acres and provides nearly two million square feet of laboratories, test facilities, workshops, and offices for more the 2,700 employees who perform contract work for industry and government clients.

The extensive testing of EnerBurn conducted by SWRI confirmed product claims of lower highway smoke, reduced NOx emissions, a significant reduction in engine wear and an increase in horsepower. Actual customer usage data has also confirmed the claim that EnerBurn usage reduces fuel consumption.

EnerBurn Proof of Performance Demonstrations

An integral part of our sales process is to conduct proof of performance demonstrations for potential customers wherein we accumulate historical fleet data that documents the effects of the use of EnerBurn (i.e. advantages in terms of increased fuel economy, a decrease in engine wear and reductions in toxic emissions) on that customer’s specific vehicles or vessels. In connection with these proof of performance demonstrations, we provide fleet monitoring services and forecasts of fuel consumption for purposes of the prospective customer’s own analysis.

The results below are indicative of typical customer experiences using EnerBurn. In many instances, customers have directly informed us about their satisfaction with EnerBurn and the fuel savings that its use has provided them. In all cases, our own comparison of the customer provided historical fuel usage data with the EnerBurn usage (which we have monitored) data has proven to us and the customer that the use of EnerBurn has reduced their fuel consumption. In addition to fuel consumption reduction, the decrease in emissions resulting from EnerBurn use is measured with a device called the UEI Intelligent Solutions Meter. Similarly, the percentage reduction in opacity (smoke generated by diesel engines) is measured by the Wager 6500 Meter (manufactured by Robert H. Wager Co., Inc.).

•
An EnerBurn proof of performance demonstration of a long haul truck fleet began in August of 1998. The number of trucks treated with EnerBurn exceeded 3,000-Century Class Freightliners, most of that were equipped with Caterpillar or similar type engines. This company’s measurable fuel savings averaged 10.4% over a 3 plus year period while using EnerBurn, resulting in annual fuel savings in excess of $6.5 million. In addition, the company’s maintenance department observed significant reductions in metal loss in crankcase wear-parts, although they did not attempt to quantify the value of this phenomenon.

•
A fleet of 24 three-year-old 1400 horsepower Morrison Knudson MK1500 locomotives with Caterpillar 3512 diesel engines were used for a 12-month proof of performance demonstration of the effectiveness of EnerBurn. This demonstration started on July 1, 1999 and clearly documented a 10.8% reduction in fuel consumption and a 9.5% reduction in Brake Specific Fuel Consumption (“BSFC”). The demonstration also reflected a significant reduction in engine wear, confirmed by a 56% reduction in copper content of the lube oil.

•
Three maritime vessels were selected from a large fleet, based on size and typical routes for accessibility of regular fueling at this company’s bulk fueling barge. A proof of performance protocol was developed under the guidance and supervision of this company’s management. The base line demonstration commenced on July 11, 2001 and the final demonstration was performed on February 28, 2002. One of the three demonstration vessels represented an untreated placebo; two were treated with EnerBurn. The two treated vessels exhibited a measured reduction in fuel consumption of 7% and 9.9%, while the untreated placebo experienced nearly a 10% increase in fuel consumption. Additionally five vessels with different diesel engines were selected for proof of performance under the same protocols yielding results in excess of 10% in fuel savings, significant reductions in opacity, from 33%-86%, reductions of NOx emissions between 11% and 20%.

The Target Market

Overview of Worldwide Diesel Fuel Consumption

The U.S. Department of Energy, Energy Information Administration (“EIA”) estimates that worldwide annual consumption of diesel fuel approximates 210 billion U.S. gallons. A breakdown of this estimate is summarized as follows:

Annual consumption of
Diesel Fuel - Billion USG/Year
------------------------------

United States	60
Europe	60
Pacific Rim	50
Rest of the World	40
---
Total Gallons Consumption	210

Domestic Diesel Fuel Consumption

Based on further EIA published data, the following table* depicts domestic distillate fuel oil consumption by energy use for 2001.

ENERGY USE	2001 (THOUSAND GALLONS)

U.S. Total	58,971,486

Residential	6,263,440

Commercial	3,505,057

Industrial	2,323,797

Oil Company	820,321

Farm	3,427,343

Electric Power	1,510,273

Railroad	2,951,831

Vessel Bunkering	2,093,252

On-Highway Diesel	33,215,320

Military	346,060

Off-Highway Diesel	2,514,791
* Sources: Energy Information Administration’s Form EIA-821, “Annual Fuel Oil and Kerosene Sales Report,” for 1997-2001 and “Petroleum Supply Annual,” Volume 1, 1997-2001. Totals may not equal sum of components due to independent rounding.

The Company’s Target Markets

Our primary domestic target markets include the trucking industry, railroad industry, and the maritime shipping industry, all responsible for transporting freight. Combined, management believes these three industries consume approximately 38 billion gallons of diesel fuel, or over 50% of annual domestic consumption.

Furthermore, trucking, railroad, and maritime shipping companies, diesel fuel accounts for a disproportionate share of total operating costs. Furthermore, each of these industries typically experiences relatively small operating margins. Because of these financial factors, management believes that the ability to reduce fuel consumption, even by a small amount, could have a dramatic effect on its customers’ competitive viability.

To a lesser extent, we market EnerBurn to other domestic industries that are reliant upon diesel fuel. Those industries include electric power, oil and gas production (both onshore and offshore), mining, construction and agricultural. However, at the present time, we have limited its efforts in these industries to specific customer applications wherein it has a personal relationship.

Presently, EnerBurn is marketed by the Company in Western Europe, and certain countries in Asia, South Africa and Latin America though relationships with entities that have an established presence in these areas. To date, we have derived minimal revenues from these markets.

Sales and Marketing Strategy

The Company’s Sales Process

The fuel additive industry has historically been mired by a myriad of technically dubious products and potential customers are usually wary of promotional claims by product manufacturers or “snake oil” peddlers as they are sometimes labeled.

Prospective customers in all targeted market sectors and geographic locations are primarily concerned about the potential business risks associated with the adoption of any new fuel or engine treatment. Thus, the first resistant barrier to adoption of a fleet proof of performance demonstration is dispelling fear about impact on engine warranties and any potential business risk associated with a fleet shutdown caused by our product. The potential

EnerBurn fuel and maintenance savings are strong motivators but are secondary to risk avoidance. The SWRI fitness for use testing and customer testimonials are paramount in assisting us in addressing these fears.

Potential customers have a strong predisposition to accept only demonstrable proof-of-benefit in their own fleet as justification for any new expenditure. After risk avoidance, the ability to demonstrate and prove results is the primary obstacle for market adoption of the EnerBurn product.

Our sales process begins with a proof of performance demonstration that is a thorough analysis of the potential customer, including fleet type, size, and opportunity. (See “Business -Product Testing- EnerBurn Proof of Performance Demonstrations”, above)). This is followed with sales presentations at both the executive level and maintenance level. Executive level sales presentations emphasize return on investment (“ROI”), while maintenance level sales presentations emphasize our technology and why it does not impact engine warranties and any potential business risk associated with a fleet shutdown.

Convincing a potential customer to undertake a proof of performance demonstration is a difficult task because there is a significant expense to be borne by the potential customer. Specifically, the potential customer must pay for both the EnerBurn that is used during the demonstration as well as purchase the additive injection equipment that is also needed. The cost will vary according to the potential customer and the industry in which it is in. For a proof of performance demonstration on a typical fleet of 100 diesel engine trucks, the cost of the EnerBurn would be approximately $30,000, while the average cost of the equipment used would be approximately $20,000 to $50,000. The personnel costs related to providing fleet monitoring services and forecasts of fuel consumption for the potential customer’s analysis are borne either by the Company, its supplier or the sales agent. For a demonstration involving a fleet of 100 hundred trucks, typically 50 to 100 man-hours are involved. The current sales cycle from inception to full customer implementation is typically six to 12-months from initial customer contact. This includes the two to six months it usually takes for the benefits of EnerBurn to begin to take effect in the subject engines during the proof of performance demonstration period.

Competition

The market for products and services that increase diesel fuel economy, reduce emissions and engine wear is rapidly evolving and intensely competitive and management expects it to increase due to the implementation of stricter environmental standards. Competition can come from other fuel additives, fuel and engine treatment products and from producers of engines that have been modified or adapted to achieve these results. In addition, the we believe that new technologies, including additives, will further increase competition.

Our primary current competitors include Lubrizol Corporation, Chevron Oronite Company (a subsidiary of Chevron Corporation), Octel Corp., Clean Diesel Technologies, Inc. and Ethyl Corporation.

Many of our competitors have been in business longer than it has, have significantly greater financial, technical, and other resources, or greater name recognition. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Competition could negatively impact our business. Competitive pressures could cause us to lose market share or to reduce the price of its products, either of which could harm its business, financial condition and operating results.

Management believes that the principal competitive factors in the Company’s market include the:

•	effectiveness of the product;
•	cost;
•	proprietary technology;
•	ease of use; and
•	quality of customer service and support.

Government Regulation - Fuel Additive Registration

We need to comply with registration requirements for each geographic jurisdiction in which it sells EnerBurn. On January 21, 2001, the US Environmental Protection Agency, pursuant to the Environmental Protection Act (the “Act”) (40 CFR 79.23) issued permit number EC 5805A in connection with the use of EnerBurn. This registration allows EnerBurn to be used anywhere in the United States for highway use in all over-the-road diesel applications. Additionally, on March 30, 2004, we received a second EPA permit, permit number EC 5931A in connection with the use of EnerBurn. This registration allows EC 5931A to be used anywhere in the United States for use in all diesel applications. Under these registrations, we have pass through rights from the formulator, blender and supplier to sell EnerBurn in on-road applications. However, there are provisions in the Act under which the EPA could require further testing. The EPA has not exercised these provisions yet for any additive. Internationally, we intend to seek registration in other countries as we develops market opportunities.

Our business is impacted by air quality regulations and other regulations governing vehicle emissions as well as emissions from stationary engines. If such regulations were abandoned or determined to be invalid, its prospects may be adversely effected. As an example, if crude oil and resulting diesel prices were to reach or approach historical lows, the emphasis for fuel efficiency would be diminished, potentially impacting sales velocity of the products, consequently adversely effecting our performance. Typically, there are registration and regulation requirements for fuel additives in each country in which they are sold. In the United States, fuel and fuel additives are registered and regulated pursuant to Section 211 of the Clean Air Act. 40 CFR Part 79 and 80 specifically relates to the registration of fuels and fuel additives

In accordance with the Clean Air Act regulations at 40 CFR 79, manufacturers (including importers) of gasoline, diesel fuel and additives for gasoline or diesel fuel, are required to have their products registered by the EPA prior to their introduction into commerce. Registration involves providing a chemical description of the fuel or additive, and certain technical, marketing, and health-effects information. The health-effects research is divided into three tiers of requirements for specific categories of fuels and additives. Tier 1 requires a health-effects literature search and emissions characterization. Tier 2 requires short-term inhalation exposures of laboratory animals to emissions and screened for adverse health effects, unless comparable data are already available. Alternative Tier 2 testing can be required in lieu of standard Tier 2 if EPA concludes that such testing would be more appropriate. Certain small businesses are exempt from some or all the Tier 1 and Tier 2 requirements. Tier 3 provides for follow-up research, if necessary.

Supply Arrangements

We presently obtains EnerBurn products and services on an exclusive basis from Ruby Cat. However, this arrangement is not governed by any formal written contract. Accordingly, either party can terminate the arrangement at any time, including the exclusivity aspect of the arrangement. If this supplier is not able to provide us with sufficient quantities of the product, or chooses not to provide the product at all (for any reason), or if exclusivity is lost, business and planned operations could be adversely effected. Although management has identified alternate suppliers of the products, no assurance can be given that the replacement products will be comparable in quality to the product presently supplied to us by Ruby Cat, or that, if comparable, that it can be acquired under acceptable terms and conditions.

In addition, we are dependent upon Ruby Cat for statistical analysis of fleet data gathered from customers and potential customers in on-road applications. This data is important in that it serves to demonstrate the products’ proof of performance to customers and potential customers. If we were not provided this service, our sales efforts and ability to maintain existing customers could be negatively effected. However, management believes that the Company can adequately analyze the data.

Management is in continuing discussions with Ruby Cat to waive the requirements necessary for us to maintain our exclusivity, as well as keep open the possibility of our acquiring Ruby Cat and/or the EnerBurn technology and associated assets. In this regard, on October 14, 2005, we entered into a letter of intent (the “Ruby Cat LOI”) to acquire Ruby Cat. A tentative agreement has been reached in principle and, although no assurance can be given, we are hopeful that a final agreement can be signed during the second quarter of 2006.

Employees

We currently employ five individuals on a full-time basis, and we also engage independent sales representatives. None of our employees are covered by a collective bargaining agreement. We believe that relations with our employees are good.

Uncertainties and Risk Factors

In addition to other information and financial data set forth elsewhere in this report, the following risk factors should be considered carefully in evaluating the Company.

Business and Financial Risks

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE AND WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES AND OUR FINANCIAL RESULTS. For the years ended December 31, 2005 and 2004, we generated revenues of only $48,000 and $179,000, respectively, and incurred net losses of $12,960,000 and $1,863,000, respectively. Our failure to increase our revenues significantly or improve our gross margins will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve, or our operating expenses exceed our expectations, our operating results will suffer. If we are unable to sell our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.

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

THE ENERBURN TECHNOLOGY HAS NOT GAINED MARKET ACCEPTANCE, NOR DO WE KNOW WHETHER A MARKET WILL DEVELOP FOR IT IN THE FORESEEABLE FUTURE TO GENERATE ANY MEANINGFUL REVENUES. The EnerBurn technology has received only limited market acceptance. This technology is a relatively new product to the market place and we have not generated any significant sales. Although ever growing concerns and regulation regarding the environment and pollution has increased interest in environmentally friendly products generally, the engine treatment and fuel additive market remains an evolving market. The EnerBurn technology competes with more established companies such as Lubrizol Corporation, Chevron Oronite Company (a subsidiary of Chevron Corporation), Octel Corp., Clean Diesel Technologies, Inc. and Ethyl Corporation, as well as other companies whose products or services alter, modify or adapt diesel engines to increase their fuel efficiency and reduce pollutants. Acceptance of EnerBurn as an alternative to such traditional products and/or services depend upon a number of factors including:

•	favorable pricing vis a vis projected savings from increased fuel efficiency
•	the ability to establish the reliability of EnerBurn products relative to available fleet data
•	public perception of the product

For these reasons, we are uncertain whether our technology will gain acceptance in any commercial markets or that demand will be sufficient to create a market large enough to produce any meaningful revenue or earnings. Our future success depends upon customers’ demand for our products in sufficient amounts.

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

WE HAVE NOT DEVELOPED ANY EFFECTIVE DISTRIBUTION CHANNELS FOR OUR PRODUCT WHICH ARE NECESSARY TO GENERATE REVENUE. We market our product through in-house sales personnel, independent sales consultants and through exclusive and non-exclusive arrangements known as agency agreements. In most instances, we utilize proof of performance demonstrations as part of our sales process. This process is the gathering of historical fleet data during a trial period when EnerBurn was not used and comparing it with data over a similar period when EnerBurn was used. In addition, our future marketing plans include:

•	establishing of product brand recognition through customers with large trucking, railroad and maritime fleets
•	active participation in industry trade shows
•	public relations efforts directed at target market trade press

Our success will depend upon our marketing efforts effectively generating sales. While we have commenced this marketing effort, we have not developed any effective distribution channels and may not have the resources or ability to sustain these efforts or generate any meaningful sales.

OUR SALES PROCESS IS COSTLY AND TIME CONSUMING WHICH DECREASES OUR ABILITY TO EFFECT SALES. In order to effect EnerBurn sales, we must prove to a potential customer that the use of our product is specifically beneficial to and cost effective for that potential customer. We accomplish this by conducting proof of performance demonstrations. Our supplier, our sales agent and/or we bear the cost to provide the personnel to do the monitoring and analyzing of compiled data. However, the potential customer must bear the cost of the EnerBurn and equipment used during the trial period. We cannot assure you that we will be able to convince potential customers to undertake this expense and effect a significant number of sales. Furthermore, we cannot assure you that the results of a specific proof of performance demonstration will prove that the use of EnerBurn will be beneficial to that specific potential customer, or if beneficial, that the potential customer will purchase EnerBurn. If, after conducting the proof of performance demonstration, the potential customer does not purchase our product, we will have wasted the time and the cost of providing personnel to the proof of performance demonstration.

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

THE COMPANY NEEDS TO MAINTAIN ENERBURN’S EPA REGISTRATIONS. In accordance with the regulations promulgated under the US Clean Air Act, manufacturers (including importers) of gasoline, diesel fuel and additives for gasoline or diesel fuel, are required to have their products registered with the EPA prior to their introduction into the market place. Currently, EnerBurn products have two such registrations (EPA # 5805A and 5931A). However, unforeseen future changes to the registration requirements may be made, and these products, or either one of them, may not be able to qualify for registration under such new requirements. The loss of the EPA registrations or restrictions on the current registrations could have an adverse affect on our business and plan of operation.

The blender, formulator and supplier of EnerBurn, Ruby Cat, has registered these products with the US Environmental Protection Agency. The registrations permit us, pursuant to our sales arrangement with Ruby Cat, to sell EnerBurn for domestic on-road and off-road use. In addition, we currently sell our product outside of the United States and intend to further expand our sales efforts internationally. EnerBurn is registered in the United States only, and we are considering its registration in other countries. Further testing could be needed in these or other countries. We cannot assure you that EnerBurn will pass any future testing that may be required. The failure of EnerBurn to obtain registration in countries or areas where we would like to market it, could have a materially adverse effect on our business and plan of operation.

FAILURE TO PROPERLY MANAGE OUR POTENTIAL GROWTH POTENTIAL WOULD BE DETRIMENTAL TO HOLDERS OF OUR SECURITIES. Since we have limited operating history, any significant growth will place considerable strain on our financial resources and increase demands on our management and on our operational and administrative systems, controls and other resources. There can be no assurance that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employees and maintain close coordination among our technical, accounting, finance, marketing, sales and editorial staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. We may fail to adequately manage our anticipated future growth. We will also need to continue to attract, retain and integrate personnel in all aspects of our operations. Failure to manage our growth effectively could hurt our business.

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

WE HAVE ONLY ONE SUPPLIER WITH WHOM WE HAVE NO WRITTEN AGREEMENTAND WE ARE DEPENDENT UPON IT TO PROVIDE US WITH THE ENERBURN PRODUCT THAT WE MARKET ON AN EXCLUSIVE BASIS. Presently, one supplier, Ruby Cat, provides us our entire EnerBurn product line. If it were not able to provide us with sufficient quantities of the product, or not provide us the product at all (for any reason), our business could be adversely effected. Although we have identified alternate suppliers of the product, we cannot assure you that the replacement products will be comparable in quality, or that we will be able to contract with these alternate suppliers on terms acceptable to us.

In addition, we are dependent upon Ruby Cat for statistical analysis of fleet data gathered from customers and potential customers in on-road use applications in the United States. This data is important in that it serves to demonstrate our products’ proof of performance to customers and potential customers. If this service were not supplied to us, our sales efforts and ability to maintain existing customers could be negatively effected. Although we believe that we can find a replacement provider of such services to adequately analyze the data, we cannot assure you that we can be successful in retaining such a provider on reasonably acceptable terms to us.

Our written sales agreement with Ruby Cat expired on December 31, 2003, and we currently only have an informal exclusive arrangement with this supplier. Although we have had discussions with Ruby Cat about entering a new written agreement, no assurance can be given that we can reach an agreement acceptable to both parties. If we were to lose this exclusivity, it may have a material adverse effect on our business and planned operations.

Risks Related To Our Common Stock

WE HAVE ISSUED A SUBSTANTIAL NUMBER OF WARRANTS TO PURCHASE OUR COMMON STOCK WHICH WILL RESULT IN SUBSTANTIAL DILUTION TO THE OWNERSHIP INTERESTS OF OUR EXISTING SHAREHOLDERS.  As of December 31, 2005, we had 16,451,359 shares of common stock outstanding. Up to an additional 4,306,650 shares are issuable upon the exercise of the warrants currently outstanding. The exercise of all of these warrants substantially dilute the ownership interests of our existing shareholders.

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

OUR STOCK PRICE MAY EXPERIENCE VOLATILITY. The market price of the common stock, which currently is listed in the OTC Bulletin Board, has, in the past, fluctuated over time and may in the future be volatile. The Company believes that there are a small number of market makers that make a market in the Company’s common stock. The actions of any of these market makers could substantially impact the volatility of the Company’s common stock.

POTENTIAL FUTURE SALES PURSUANT TO RULE 144. Many of the shares of Common Stock presently held by management and others are “restricted securities” as that term is defined in Rule 144, promulgated under the Securities Act. Under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period, may, under certain circumstances sell within any three-month period a number of shares which does not exceed the greater of 1% of the then outstanding shares of Common Stock, or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the Company and who has satisfied a two-year holding period. Such holding periods have already been satisfied in many instances. Therefore, actual sales or the prospect of sales of such shares under Rule 144 in the future may depress the prices of the Company’s securities.

OUR COMMON STOCK IS A PENNY STOCK. Our Common Stock is classified as a penny Stock, which is traded on the OTCBB. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common Stock. In addition, the “penny stock” rules adopted by the Securities and Exchange Commission subject the sale of the shares of the Common Stock to certain regulations which impose sales practice requirements on broker-dealers. For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer’s account by obtaining information concerning the customer’s financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission’s rules may result in the limitation of the number of potential purchasers of the shares of the Common Stock. In addition, the additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market of the Company’s Common Stock.

LIMITATIONS OF THE OTCBB CAN HINDER COMPLETION OF TRADES. Trades and quotations on the OTCBB involve a manual process that may delay order processing. Price fluctuations during a delay can result in the failure of a limit order to execute or cause execution of a market order at a price significantly different from the price prevailing when an order was entered. Consequently, one may be unable to trade in the Company’s Common Stock at optimum prices.

THE OTCBB IS VULNERABLE TO MARKET FRAUD. OTCBB securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTCBB reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

INCREASED DEALER COMPENSATION COULD ADVERSELY AFFECT STOCK PRICE. OTCBB dealers’ spreads (the difference between the bid and ask prices) may be large, causing higher purchase prices and less sale proceeds for investors.

Except as required by the Federal Securities Law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or for any other reason.

Item 2.	Description of Property.

The Company does not own any real estate. It conducts operations from leased premises in Stafford, Texas. The premises are approximately 2,692 square feet of space at 10701 Corporate Drive, Suite No. 150, and are under a three-year lease, which terminates on March 31, 2006. Rent expense for the years ended December 31, 2005 and December 31, 2004 totaled approximately $52,327 and $45,258, respectively. A one year extension is currently being negotiated and is expected to be signed at terms similar to those of past years. Management believes that the current facility is adequate for the foreseeable future.

Item 3.  Legal Proceedings.

The Company is not a party to any pending material legal proceeding nor is it aware of any proceeding contemplated by any individual, company, entity or governmental authority involving the Company except as follows. A former employee of the Company’s subsidiary, has threatened legal action against EnerTeck Sub for breach of his employment contract. We feel there is no merit to this threatened action, and will defend this position and include counterclaims in the event a suit is initiated.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and
Small Business Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock currently trades on the OTC Bulletin Board under the symbol “ETCK”. The following table sets forth the range of high and low bid prices per share of the common stock for each of the calendar quarters identified below as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Period	Bid Prices

Year ended December 31, 2004:	High	Low

Jan. 1, 2004 to March 31, 2004	$3.20	$1.30
April l, 2004 to June 30, 2004	$2.35	$1.30
July 1, 2004 to Sept. 30, 2004	$1.90	$0.75
Oct. 1, 2004 to Dec. 31, 2004	$1.02	$0.31

Year ended December 31, 2005:	High	Low

Jan. 1, 2005 to March 31, 2005	$0.39	$0.15
April l, 2005 to June 30, 2005	$0.83	$0.18
July 1, 2005 to Sept. 30, 2005	$2.32	$0.83
Oct. 1, 2005 to Dec. 31, 2005	$2.38	$1.80

Holders

As of April 5, 2006, there were approximately 925 stockholders of record of the Company’s Common Stock. This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

Recent Sales of Unregistered Securities

On January 9, 2003, the Company, then an inactive public corporation, issued 5,000,000 shares of common stock in exchange for 100% of the outstanding common stock of EnerTeck Chemical Corp., whereby it became a wholly-owned subsidiary of the Company.

On January 9, 2003, the Company issued 500,000 shares of its common stock to Parrish Brian & Co., Inc. for business, financial and marketing consulting services previously rendered to the Company's subsidiary before its acquisition.

On April 30, 2003 and May 28, 2003, the Company sold a total of 3,150,000 shares of its common stock at $.50 per share (1,000,000 shares to 22 investors and 2,150,000 shares to eight investors, respectively) for total gross proceeds of $1,575,000 in two separate private placement offerings to accredited investors only. These securities were sold both directly by the Company with regard to some sales and through a NASD registered broker-dealer (“Selling Agent”) with regard to others. The offerings were conducted without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person except commissions to the Selling Agent on sales effected by it.

In addition, in 2003, the Company granted warrants to purchase up to 4,025,650 shares of common stock at varying exercise prices ranging from $.01 to $1.20 per share. During 2003, the Company issued 1,000,000 shares of common stock upon the exercise of warrants granted in 2003 at an aggregate exercise price of $10,000.

In 2004, the Company granted warrants to purchase up to 705,000 shares of common stock at varying exercise prices ranging from $.01 to $1.20 per share. During 2004, the Company issued 224,000 shares of common stock upon with the exercise of warrants at an aggregate exercise price of $224,800. Also, during 2004, the Company issued an additional 135,484 shares of common stock to Maxim Partners, LLC which exercised its rights under a cashless exercise provision to the warrant agreement whereby it exercised 200,000 warrants and received 135,484 common shares by forfeiting 64,516 warrants. The Company received no cash proceeds from this exercise.

In 2005, the Company received loans for working capital of an aggregate of $40,000 from three individuals. As an added inducement to the lenders and as additional consideration for making the loans, the Company issued an aggregate of 400,000 shares of common stock to such individuals.

In June 2005, the Company granted 200,000 shares of common stock to each of Gary B. Aman and Jack D. Cowles, each a director of the Company, for their services as Board members.

During the quarter ended September 30, 2005, the Company issued 250,000 shares of its common stock to certain accredited investors for aggregate proceeds of $250,000.

In November 2005, the Company issued 250,000 shares of common stock to Maxim Partners LLC in full settlement of $130,000 of fees owed to Maxim Group LLC for investment banking services previously rendered.

In December 2005, the Board of Directors of the Company authorized the return and immediate reissuance of an aggregate of 2,750,000 shares of common stock to the four founding shareholders. In March 2004, such shareholders had delivered 3,000,000 shares to the Company for cancellation as part of a corporate reorganization and restructuring.

In December 2005, the Company sold to BATL Bioenergy LLC (“BATL”) 2,450,000 shares of the common stock and a warrant to purchase an additional 1,000,000 shares of common stock at an exercise price of $2.00 per share.for the aggregate purchase price of $3,000,000.

In addition to the warrants granted to BATL, the Company also granted warrants to purchase up to an aggregate of 600,000 shares of common stock at exercise prices ranging from $1.00 to $2.00 per share. During 2005, the Company issued 25,000 shares of common stock upon with the exercise of warrants at an aggregate exercise price of $25,000.

All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under Equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation
plans approved by
security holders	-0-	-0-	1,000,000(1)

Equity compensation
plans not approved
by security holders	4,406,650(2)	$1.34	N/A

Total	4,406,650	$1.34	-0-

(1)	Represents shares underlying the 2003 Employee Stock Option Plan. To date, no options have been issued pursuant to the Plan. The exercise prices will be determined at the time of issuance.

(2)	Represents shares underlying the individual grant of warrants.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto appearing elsewhere in this report and is qualified in its entirety by the foregoing.

Executive Overview

EnerTeck Corporation (the “Company” or “EnerTeck Parent”) was incorporated in the State of Washington on July 30, 1935 under the name of Gold Bond Mining Company for the purpose of acquiring, exploring, and developing and, if warranted, the mining of precious metals. We subsequently changed our name to Gold Bond Resources, Inc. in July 2000. We acquired EnerTeck Chemical Corp. (“EnerTeck Sub”) as a wholly owned subsidiary on January 9, 2003. For a number of years prior to our acquisition of EnerTeck Sub, we were an inactive, public “shell” corporation seeking to merge with or acquire an active, private company. As a result of this acquisition, we are now acting as a holding company, with EnerTeck Sub as our only operating business. Subsequent to this transaction, on November 24, 2003 we changed our domicile from the State of Washington to the State of Delaware, changed our name from Gold Bond Resources, Inc. to EnerTeck Corporation and effected a one for 10 reverse common stock split.

EnerTeck Sub, our wholly owned operating subsidiary, was incorporated in the State of Texas on November 29, 2000. It was formed for the purpose of commercializing a diesel fuel specific combustion catalyst known as EnerBurn (TM), as well as other combustion enhancement and emission reduction technologies. Nalco/Exxon Energy Chemicals, L.P. (“Nalco/Exxon L.P.”), a joint venture between Nalco Chemical Corporation and Exxon Corporation commercially introduced EnerBurn in 1998. When Nalco/Exxon L.P. went through an ownership change in 2000, our founder, Dwaine Reese, formed EnerTeck Sub. It acquired the EnerBurn trademark and related assets and took over the Nalco/Exxon L.P. relationship with the EnerBurn formulator and blender, and its supplier, Ruby Cat Technology, LLC (“Ruby Cat”). The decision to form EnerTeck Sub and acquire the EnerBurn business was motivated by Mr. Reese’s belief that:

•	EnerBurn was clearly beginning to gain market acceptance;

•
the gross margins associated with EnerBurn sales would support the business model, since existing customers would likely continue to buy the product due to the significant impact on diesel fuel savings and reduced emissions;

•
EnerBurn had been professionally tested extensively in field applications as well as in the laboratory, clearly demonstrating its effectiveness in increasing fuel economy and reducing emissions and engine wear;

•	use of the product in diesel applications has a profound impact on a cleaner environment.

We utilize a sales process that includes detailed proprietary customer fleet monitoring protocols in on-road applications that quantify data and assists in managing certain internal combustion diesel engine operating results while utilizing EnerBurn. Test data prepared by Southwest Research Institute and actual customer usage has indicated that the use of EnerBurn in diesel engines improves fuel economy, lowers smoke, and decreases engine wear and the dangerous emissions of both Nitrogen Oxide (NOx) and microscopic airborne solid matter (particulates). Our principal target markets are the trucking, railroad and maritime shipping industries. Each of these industries share certain common financial characteristics, i.e. (i) diesel fuel represents a disproportionate share of operating costs; and (ii) relatively small operating margins are prevalent. Considering these factors, management believes that the use of EnerBurn and the corresponding derived savings in diesel fuel costs can positively effect the operating margins of its customers while contributing to a cleaner environment.

Results of Operations

Revenues

We recognized revenues of $48,000 for the year ended December 31, 2005 compared to revenues of $179,000 for the year ended December 31, 2004, a decrease of $131,000 or 73.2%. Since the inception of EnerTeck Sub in 2000, we have has generated limited revenues from operations. The primary source of revenue for the years ended December 31, 2005 and 2004 is from the sale of EnerBurn to the trucking and maritime industries.

We expect future revenue trends to initially come from the trucking and maritime industries, and subsequently expect revenues to also be derived from the railroad, mining and offshore drilling industries. We expect this to occur as sales increase and the sales and marketing strategies are implemented into the targeted markets and we create an understanding and awareness of our technology through proof of performance demonstrations with potential customers.

Our future growth is significantly dependent upon our ability to generate sales from trucking companies with fleets of 500 trucks or more, and barge and tugboat companies with large maritime fleets, and railroad, mining and offshore drilling and genset applications. Our main priorities relating to revenue are: (1) increase market awareness of EnerBurn product through its strategic marketing plan, (2) growth in the number of customers and vehicles or vessels per customer, (3) accelerating the current sales cycle, and (4) providing extensive customer service and support.

On July 28, 2005, EnerTeck Sub entered into an Exclusive Reseller and Market Development Agreement (the “Custom Agreement”) with Custom Fuel Services Inc. (“Custom”). Under the Custom Agreement, EnerTeck Sub has appointed Custom, which provides dockside and midstream fueling from nine service locations in Louisiana, Kentucky, Illinois, West Virginia, Missouri and Iowa, as its exclusive reseller of EnerBurn and the related technology on the Western Rivers of the United States, meaning the Mississippi River, its tributaries, South Pass, and Southwest Pass, excluding the Intra Coastal Waterway. The Agreement has an initial term of three years but can be terminated upon 60 days prior written notice by either party. Custom is not required to purchase a minimum volume of EnerBurn during the term of the Custom Agreement. Therefore, we cannot guarantee that any meaningful revenues will be derived from the Custom Agreement. Subsequent to the signing of the Custom Agreement, Custom obtained the regulatory approvals and installed the blending equipment necessary to facilitate its distribution of EnerBurn. In February 2006, we delivered our first shipment of EnerBurn to Custom by delivering 4,840 gallons.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $19,000 or 39.6% of sales for the year ended December 31, 2005, compared to $53,000 or 29.6% of sales for the year ended December 31, 2004. In terms of absolute dollars, gross profit decreased $34,000 although the gross profit percentage increased 10.0% for the 2005 calendar year compared to the 2004 calendar year due primarily to an increase in price to reflect marker conditions.

Cost of good sold was $29,000 for the 2005 calendar year which represented 60.4% of revenues compared to $126,000 for the 2004 calendar year which represented 70.5% of revenues. The decrease in cost of goods sold as a percentage of revenues primarily reflects fluctuations in product cost due to the manufacturing of our products by outside vendors.

Cost and Expenses

Costs and expenses increased to $12,244,000 for the year ended December 31, 2005 from $1,913,000 for the year ended December 31, 2004, an increase of $10,331,000. Such increase was primarily due to a significant increase in the amounts recognized for non-cash charges due to the issuance of warrants during 2005, the reissuance of shares to certain founding shareholders and an increase in staff during 2005. Costs and expenses in all periods primarily consisted of professional fees, rent expense, amortization expense and general and administrative expenses.

Net Loss

During the year ended December 31, 2005, we reported a net loss of $12,960,000 as compared to a net loss of $1,863,000 for the year ended December 31, 2004. This change was primarily due to the increases in costs and expenses primarily to the increase in amounts recognized for non-cash charges due to the issuance of shares and warrants.

Net income in the future will be dependent upon our ability to increase revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses.

Operations Outlook

Beginning in 2005, we began a period of reassessing our direction. Due to a lack of working capital, and a nearly complete turnover in upper management and sales staff dating back into 2004, senior management changed its method of marketing the operation during 2005. The majority of the marketing effort for 2005 was directed at targeting and gaining a foothold in one of our major target areas, the inland marine diesel market. Management focused virtually all of our resources at pinpointing and convincing one major customer within this market, Custom, to go full fleet with our diesel fuel additive product lines. A substantial portion of 2005 was spent testing our primary product, EnerBurn, on one large inland marine vessel belonging to this major potential customer. This resulted in the signing of the Custom Agreement discussed above.

As a result thereof, on July 28, 2005, EnerTeck Sub entered into an Exclusive Reseller and Market Development Agreement (the “Custom Agreement”) with Custom. Subsequent to the signing of the Custom Agreement, Custom obtained the regulatory approvals and installed the blending equipment necessary to facilitate its distribution of EnerBurn. In February 2006, we delivered the first shipment of EnerBurn to Custom by delivering 4,840 gallons. This initial purchase order plus the second current oral order scheduled to be delivered in the second quarter of 2006, amount in size to more revenue and a higher margin than all the orders combined for 2005, 2004 and 2003. At present this one customer represents a majority of our sale revenues. With Custom’s assistance, however, negotiations are currently underway with several over large customers in the same industry to expand this market. The loss of Custom as a customer would adversely affect our business and we cannot provide any assurances that we could adequately replace the loss of this customer.

Liquidity and Capital Resources

On December 31, 2005, we had working capital of $2,333,000 and stockholders’ equity of $2,438,000 compared to a working capital deficit of $501,000 and stockholders’ deficit of $375,000 on December 31, 2004. On December 31, 2005, the Company had $2,522,000 in cash, total assets of $2,690,000 and total liabilities of $251,000, compared to less than $1,000 in cash, total assets of $145,000 and total liabilities of $520,000 on December 31, 2004.

Increases in cash were primarily due to an increase in net cash provided by financing activities for the year ended December 31, 2005 compared to the prior year. During the quarter ended September 30, 2005, we issued 250,000 shares of its common stock to certain accredited investors for aggregate proceeds of $250,000. In addition, in December 2005, we sold to BATL Bioenergy LLC 2,450,000 shares of the common stock and a warrant to purchase an additional 1,000,000 shares of common stock at an exercise price of $2.00 per share for the aggregate purchase price of $3,000,000. Also, in 2005, we received loans for working capital of an aggregate of $115,000 from various parties. All loans were repaid in December 2005.

Cash used in operating activities was $648,000 for the year ended December 31, 2005 which was primarily the result of a loss of $12,960,000 partially offset by non-cash charges for depreciation of $41,000 and common stock and warrants issued for services of $11,650,000.

Cash used in operating activities was $559,000 for the year ended December 31, 2004 which was primarily the result of a loss of $1,863,000 partially offset by non-cash charges for depreciation of $37,000 and common stock and warrants issued for services of $968,000, decrease in accounts receivable of $348,000 and increase in accounts payable of $226,000.

For the year ended December 31, 2005, we obtained $3,190,000 from financing activities primarily from the sale of equity securities to certain investors compared to $285,000 obtained from financing activities for the year ended December 31, 2004 from the exercise of warrants and issuance of a note payable.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that our current cash and cash equivalents together with projected cash flows from operations and projected revenues will be sufficient to satisfy our contemplated cash requirements for the next 12 months. Our contemplated cash requirements for 2006 and beyond will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

We currently have no material commitments for capital requirements.

Inflation has not significantly impacted the Company’s operations.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Significant Accounting Policies

Our discussion and analysis of the Company’s financial condition and results of operations are based upon our consolidated financial statements which have been prepared in conformity with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 1 to the consolidated financial statements included elsewhere herein. The application of our critical accounting policies is particularly important to the portrayal of our financial position and results of operations. These critical accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Inventory - Our inventory consists of EnerBurn.which we value at the lower of cost or market using the average cost method.

Property and Equipment - Our property and equipment are stated at cost. We compute provisions for depreciation on the straight-line methods, based upon the estimated useful lives of the various assets. Maintenance and repairs are charged to operations as incurred.

Revenue Recognition - We recognize revenue for products sold when the customer received the product.

Income taxes - We compute income taxes using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Stock Options and Warrants - We account for our stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standard (“FAS”) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002 requires pro forma net loss and pro forma net loss per share to be disclosed in interim financial statements.

Accounting Developments

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” to revise SFAS No. 123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of the adoption of this new accounting pronouncement would be similar to our calculation of the pro forma impact on net income of SFAS 123 included in the notes to the consolidated financial statements.

We do not expect the adoption of other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7.	Financial Statements.
.

See the Financial Statements annexed to this report.

Item 8.	Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure.

Not applicable.

Item 8A.	Controls and Procedures.

The Company’s Chief Executive Officer and Principal Financial Officer have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon this review, such officers believe that the Company’s disclosure controls and procedures are not effective in timely alerting them to material information required to be included in this report. There were several material adjustments proposed by the Company’s outside auditors. The Company hired a full-time Chief Financial Officer in December 2005 in an effort to improve the disclosure controls and procedures.

There have been no significant changes in internal control over financial reporting that occurred during the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information.

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act.

Set forth below are our present directors and executive officers. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers serve at the discretion of the Board of Directors.

		Present Position	Has Served as
Name	Age	and Offices	Director Since

Dwaine Reese	63	Chairman of the	January 2003
		Board, Chief Executive
		Officer and Director

Gary B. Aman	58	Director	March 2005

Jack D. Cowles	45	Director	March 2005

Thomas F. Donino	44	Director	December 2005

Stan Crow	57	President	-

Richard B. Dicks	58	Chief Financial Officer	-

Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company and each significant employee of the Company.

DWAINE REESE has been the Chairman of the Board and the Company’s Chief Executive Officer of EnerTeck Sub since 2000 and of EnerTeck Parent since 2003. From approximately 1975 to 2000, Mr. Reese held various executive, management, sales and marketing positions in the refining and specialty chemical business with Nalco Chemical Corporation and later Nalco/Exxon Energy Chemicals, LP. In 2000, he founded EnerTeck Chemical Corp., and has been its President and Chief Executive Officer since that time. Mr. Reese has been and will continue to devote his full-time to the Company’s business. Mr. Reese has B.S. degree in Biology and Chemistry from Lamar University and a M.S. degree in Chemistry from Highland New Mexico University.

GARY B. AMAN has been a director of the Company since March 2005. He has been employed with Nalco Company since 1994, most recently serving as General Manager of ADOMITE Subsurface Chemicals, a Nalco division, since 1999. ADOMITE is recognized as a technology leader in energy exploration additives including drilling fluids, cementing, fracturing and well stimulation additives. Mr. Aman received a Bachelor of Science degree in Mathematics from the University of South Dakota in 1970.

JACK D. COWLES has been a director of the Company since March 2005. He has been a Managing Director of JDC Consulting, a management consulting firm, since 1997. JDC, headquartered in New York City, provides a broad range of senior level management consulting services including strategy, business process improvement and implementation, change management, financial management, due diligence and merger integration. Mr. Cowles received a Bachelor of Arts, Economics degree; Phi Beta Kappa, from the University of Michigan in 1983 and a Masters of Business Administration degree for the University of Pennsylvania, Wharton School of Business in 1994.

THOMAS F. DONINO has been a director of the Company since December 2005. Since August 1997, he has been a partner at First New York Securities (FNY) in New York, New York. FNY is an investment management company with assets over $250 million dollars. Mr. Donino is also the General Partner of BATL Management LP, a family Limited Partnership, and President of BATL Bioenergy LLC.

STAN CROW has been President of the Company since September 2005. Since 1986, Mr. Crow has been President and Chief Executive Officer of Stanmar Manufacturing Inc. (“Stanmar”) located in Livingston, Texas, a company founded by Mr. Crow, which is engaged in the manufacturing and sales of chemical injection equipment for the refining industry as well as the transportation industry. Mr. Crow has also owned and operated several other companies in his career.

RICHARD B. DICKS has been Chief Financial Officer of the Company since December 2005. Mr. Dicks is a certified public accountant and since January 1985 has had his own accounting practice focusing on tax, financial, cash management and MAS services. In addition, from July 1993 to December 2001, Mr. Dicks was President and Chief Executive Officer of Combustion Process Manufacturing Corporation, located in Houston, Texas. Mr. Dicks received a Bachelor’s Degree from Oklahoma State University in 1969.

None of the directors and officers is related to any other director or officer of the Company.

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

Audit Committee Financial Expert

We do not have an audit committee financial expert, as such term is defined in Item 401(e) of Regulation S-B, serving on our audit committee because we have no audit committee and are not required to have an audit committee because we are not a listed security.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of the Company’s Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except Dwaine Reese filed five reports late relating to a total of five transactions, Gary B. Aman filed two reports late relating to a total of two transactions, Jack D. Cowles filed two reports late relating to a total of three transactions, Stan Crow filed two reports late relating to a total of three transactions and Richard B. Dicks filed one report late relating to one transaction.

Code of Ethics

The Board of Directors has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is designed to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; and compliance with applicable laws, rules and regulations. A copy of the Code of Ethics will be provided to any person without charge upon written request to the Company at its executive offices, 10701 Corporate Drive, Suite 150, Stafford, Texas 77477.

Item 10.  Executive Compensation.

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2005, December 31, 2004 and December 31, 2003, of those persons who were, at December 31, 2005 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

		Annual Compensation		Long-Term Compensation

				Restricted	Shares
Name and Principal	Fiscal			Stock	Underlying
Position	Year	Salary	Bonus	Awards	Options

Dwaine Reese(1)	2005	$170,000	$0	0(2)	0
Chairman of the	2004	$26,600	$0	0	0
Board and Chief	2003	$150,000	$0	0	1,000,000
Executive Officer
_______________________
(1)
Mr. Reese has served in these positions with both companies since shortly after EnerTeck Sub was acquired on January 9, 2003. Prior thereto, from EnerTeck Sub’s inception on November 29, 2000, Mr. Reese served as the President and Chief Executive Officer of EnerTeck Sub. The compensation that is indicated here is his compensation from EnerTeck Sub for the periods indicated as its officer and director.

(2)
Does not include 2,325,000 shares which the Board of Directors authorized be returned and reissued to Mr. Reese in December 2005. In March 2004, Mr. Reese had delivered 2,325,000 shares to the Company for cancellation as part of a corporate reorganization and restructuring.

2003 Stock Option Plan

In September 2003, our shareholders approved an employee stock option plan authorizing the issuance of options to purchase up to 1,000,000 shares of our common stock. This plan is intended to give us greater ability to attract, retain, and motivate officers, key employees, directors and consultants; and is intended to provide us with the ability to provide incentives more directly linked to the success of our business and increases in shareholder value. To date no options have been issued under the plan.

2005 Stock Compensation Plan

In June 2005, the Board of Directors adopted the 2005 Stock Compensation Plan (the “2005 Stock Plan”) authorizing the issuance of up to 2,500,000 shares of common stock. Pursuant to the 2005 Stock Plan, employees, directors, officers or individuals who are consultants or advisors of the Company or any subsidiary may be awarded shares under the 2005 Stock Plan. The 2005 Stock Plan is intended to offer those employees, directors, officers, or consultants or advisors of the Company or any subsidiary who assist in the development and success of the business of the Company or any subsidiary, the opportunity to participate in a compensation plan designed to reward them for their services and to encourage them to continue to provide services to the Company or any subsidiary. To date, 2,000,000 shares have been awarded under the 2005 Stock Plan, of which 1,000,000 were granted to Parrish B. Ketchmark. At the time of the grant, Mr. Ketchmark was an officer and director of the Company but has since resigned. In December 2005, Mr. Ketchmark agreed to return 500,000 shares granted to him under the 2005 Stock Plan. See Part III, Item 12 “Certain Transactions”. No other officers or directors of the Company have been granted shares under the 2005 Stock Plan.

Other Options, Warrants or Rights

We have no outstanding options or rights to purchase any of its securities. However, as of December 31, 2005, we do have outstanding warrants to purchase up to 4,306,650 shares of its common stock.

 Employment Agreements - Executive Officers and Certain Significant Employees

None of our officers and key employees are presently bound by employment agreements. However, in connection with the Securities Purchase Agreement entered into with BATL in December 2005 (see Part III, Item 12 “Certain Relationships and Related Transactions”) and as a further inducement to BATL for making an investment in the Company, Dwaine Reese has agreed not to unilaterally resign as our Chief Executive Officer for a period of two years from December 7, 2005.

We do not have any termination or change in control arrangements with any of our named executive officers.

Compensation of Directors

At the present time, directors receive no cash compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings. In June 2005, we issued 200,000 shares of common stock to each of Gary B. Aman and Jack D. Cowles, each a director of the Company, for their services as Board members. See Part III, Item 12 “Certain Relationships and Related Transactions”.

Indebtedness of Management

No member of management was indebted to the Company during its last fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters.

The following table sets forth, as of April 5, 2006, certain information with regard to the record and beneficial ownership of the Company’s Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company’s Common Stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other executive officers, if any, of the Company whose annual base salary and bonus compensation was in excess of $100,000 (the “named executive officers”), and (iv) all executive officers and directors of the Company as a group:

	Amount and Nature	Percent
Name of Beneficial Owner	of Beneficial Ownership	of Class

Dwaine Reese	3,550,000(1)	21.6%
BATL Bioenergy LLC	3,450,000(2)	19.8%
Thomas F. Donino	3,712,850(3)	21.3%
Gary B. Aman	650,000(4)	4.0%
Jack D. Cowles	388,550(5)	2.4%
Stan Crow	650,500(6)	3.9%
Parrish B. Ketchmark	1,137,500(7)	6.6%
Richard B. Dicks	100,000(8)	*

All Executive Officers and
Directors as a Group (6 persons)	9,051,900	51.3%

*	Less than 1%.

(1)	The address for Mr. Reese is 10701 Corporate Drive, Suite 150, Stafford, Texas.

(2)
Consists of 2,450,000 shares held by BATL Bioenergy LLC (“BATL”) and 1,000,000 shares underlying warrants held by BATL. This information is based solely upon information reported in filings made to the SEC on behalf of BATL. The address for BATL is 7 Lakeside Drive, Rye, New York.

(3)
Consists of 50,000 shares held by Mr. Donino, 2,450,000 shares held by BATL, 212,850 shares held by BATL Management LP (“BATL Management”) and 1,000,000 shares underlying warrants held by BATL. As the president and managing member of BATL and the sole officer, director and shareholder of BATL Management’s general partner, Mr. Donino may be deemed to be the beneficial owner of shares owned by BATL and BATL Management. BATL Management is a family limited partnership whose members are certain relatives and trusts for the benefit of certain relatives of Mr. Donino. This information is based solely upon information reported in filings made to the SEC on behalf of Thomas Donino, BATL and BATL Management. The address for Mr. Donino is 7 Lakeside Drive, Rye, New York.

(4)	The address for Mr. Aman is 6119 Apple Valley Lane, Houston, Texas.

(5)	The address for Mr. Cowles is 30 Lansdowne Drive, Larchmont, New York.

(6)	Consists of 565,500 shares held by Mr. Crow and 85,000 shares underlying warrants held by him. The address for Mr. Crow 1410 Andover Street, Livingston, Texas.

(7)
Consists of 367,500 shares held by Mr. Ketchmark and 770,000 shares underlying warrants held by Parrish Brian Partners, Inc., an entity owned and/or controlled by Mr. Ketchmark. Mr. Ketchmark is a former officer and director of the Company. The address for Mr. Ketchmark is P.O. Box 256, Norwood, New Jersey.

(8)	Consists of 100,000 shares underlying warrants held by Mr. Dicks. The address for Mr. Dicks is 10701 Corporate Drive, Suite 150, Stafford, Texas.

Item 12.  Certain Relationships and Related Transactions.

In 2005, we received loans for working capital of an aggregate of $40,000 from three individuals, one of whom was Jack D. Cowles, a director of the Company who loaned us $10,000. As an added inducement to the lenders and as additional consideration for making the loans, the Board of Directors granted an aggregate of 400,000 shares of common stock to such individuals of which Mr. Cowles received 100,000 shares.

In June 2005, the Board of Directors granted 200,000 shares of common stock to each of Gary B. Aman and Jack D. Cowles, each a director of the Company, for their services as Board members.

In June 2005, the Board of Directors granted to Parrish B. Ketchmark, then an officer and director of the Company, 1,000,000 shares of common stock under the 2005 Stock Plan for services rendered and to be rendered to the Company. Mr. Ketchmark resigned as an officer and director of the Company in September 2005.

In November 2005, we granted Richard Dicks, who was appointed Chief Financial Officer of the Company in December 2005, warrants to acquire 100,000 shares of the Company’s common stock. Such warrants are exercisable at $2.00 per share, which was the market price of the Company’s common stock on the date of grant, and expire five years from the date of grant.

On December 6, 2005, we entered into a Redemption Agreement (the “Redemption Agreement”) with Parrish B. Ketchmark (“Ketchmark”), and Parrish Brian Partners, Inc., a company owned and/or controlled by Ketchmark (“Partners”), pursuant to which (i) Ketchmark agreed to and on that date returned to the Company 500,000 shares of common stock previously issued to him, and (ii) Partners agreed to and on that date returned to the Company 500,000 warrants to acquire 500,000 shares of common stock previously issued to it by the Company. Pursuant to the Redemption Agreement, we agreed that upon the raising of equity financing of at $1 million, we will cause certain loans made by certain third parties (which included Ketchmark and Partners) in the aggregate principal of approximately $71,000 to be repaid in full. Other than the agreement to repay the foregoing loans, no cash consideration was or will be paid by us to Ketchmark and Partners in connection with the redemption of the aforesaid shares and warrants.

On December 6, 2005, the Board of Directors of the Company authorized the return and immediate reissuance of an aggregate of 2,750,000 shares of common stock to the following founding shareholders of EnerTeck Chemical Corp., the Company’s wholly-owned subsidiary: Dwaine Reese - 2,325,000 shares; Tom Himsel - 100,000 shares; Gary Aman - 225,000 shares; and Ken Jackson - 100,000 shares. Mr. Reese is the Company’s Chief Executive Officer and a director of the Company and Mr. Aman is a director of the Company. In March 2004, such shareholders had delivered 3,000,000 shares to the Company for cancellation as part of a corporate reorganization and restructuring.

On December 8, 2005, we entered into a Securities Purchase Agreement (the “BATL Agreement”) with BATL Bioenergy LLC (“BATL”), then an unrelated third party, pursuant to which we agreed to issue and sell to BATL, for the aggregate purchase price of $3,000,000 (the “BATL Purchase Price”), (i) 2,450,000 shares (the “BATL Shares”) of the common stock of the Company, and (ii) a warrant (the “BATL Warrant”) expiring in five years to purchase an additional 1,000,000 shares of common stock at an exercise price of $2.00 per share. In accordance with the terms of the BATL Agreement, BATL shall be entitled to nominate one director to the Board of Directors of the Company. On December 9, 2005 (the “BATL Closing Date”), the transactions contemplated by the BATL Agreement were completed with the Purchase Price being paid and the BATL Shares and BATL Warrant being issued. In addition, on the BATL Closing Date, Thomas Donino, President of BATL, was appointed by the Board of Directors of the Company to serve on the Board. The BATL Agreement provides that for so long as

BATL shall beneficially own in excess of 10% of the outstanding shares of the common stock of the Company, BATL shall be entitled to nominate one director to the Board of Directors of the Company.

In accordance with the terms on the BATL Agreement, we have agreed that the proceeds of the Purchase Price shall be used as follows: (i) $1,000,000 to complete the purchase of Ruby Cat Technology, LLC (the proposed acquisition of which was previously reported in the Company’s Form 8-K filed with the Commission on October 24, 2005) (the “Ruby Cat Transaction”); (ii) no more than $340,000 to repay certain outstanding debt of the Company and its subsidiary; and (iii) the balance for working capital purposes. We have granted BATL an irrevocable, unconditional right, exercisable on one occasion only for a period of 90 days following the earlier to occur of (i) the termination of any definitive agreement or letter of intent in respect of the Ruby Cat Transaction, and (ii) if the Ruby Cat Transaction shall not yet have been consummated, 90 days following the BATL Closing Date, to sell to the Company up to 816,667 shares of common stock at a per share purchase price of $1.2245 per share.

In connection with the BATL Agreement, the Company and BATL entered into a Registration Rights Agreement dated as of December 8, 2005, whereby we have agreed to prepare and file with the Commission not later than the 60th day (the “Filing Date”) after the BATL Closing Date a Registration Statement covering the resale of all of the BATL Shares and the shares of common stock underlying the BATL Warrant. We have agreed to use our best efforts to cause the Registration Statement to be declared effective as promptly as possible after the filing thereof, but in any event prior to the 240th day after the Filing Date (such day referred to as the “Effective Date”); provided that, if the Registration Statement is not filed by the Filing Date or declared effective by the Effective Date (each a “Penalty Event”) then we shall issue a five-year warrant (“Penalty Warrant”) to BATL to acquire another 49,000 shares of common stock, at an exercise price equal to the exercise price of the BATL Warrant, per each 30-day period following the Penalty Event that the Registration Statement has not been filed and/or that the Effective Date has not occurred.

Item 13.	Exhibits.

2.1	Share Exchange Agreement	Exhibit 2.1 (1)
2.2	Plan of Merger	Exhibit 2.2 (2)
2.3	Article of Merger (Delaware)	Exhibit 2.3 (2)
2.4	Articles of Merger (Washington)	Exhibit 2.4 (2)
3.1	Articles of Incorporation (July 8, 2003 filing date)	Exhibit 3.1 (2)
3.2	Bylaws	Exhibit 3.2 (2)
4.1	Specimen of Common Stock Certificate	Exhibit 4.1 (2)
4.2	Registrant’s 2003 Stock Option Plan	Exhibit 4.1 (3)
4.3	Registrant’s 2005 Stock Compensation Plan	Exhibit 99.1 (4)
4.4	Form of Common Stock Purchase Warrant granted to various persons at various times from August 2003 to date	*
4.5	Registration Rights Agreement dated December 8, 2005 between
	the Company and BATL Bioenergy LLC	Exhibit 4.1 (5)
4.6	Warrant to purchase 1,000,000 shares issued to BATL Bioenergy LLC	Exhibit 4.2 (5)
10.1	Memorandum of Understanding by and between the Registrant’s Subsidiary and RubyCat Technology dated February 1, 2003	Exhibit 10.22 (2)
10.2	Office Lease dated February 1, 2001	Exhibit 10.23 (2)
10.3	Office Lease Amendment dated March 31, 2003	Exhibit 10.24 (2)
10.4	Redemption Agreement dated December 6, 2005 between the
	Company and Parrish B. Ketchmark and Parrish Brian Partners, Inc.	Exhibit 10.1 (5)
10.5	Securities Purchase Agreement dated December 8, 2005 between the
	Company and BATL Bioenergy LLC	Exhibit 10.2 (5)
21.1	Subsidiaries of the Registrant	*
23.1	Consent of Malone & Bailey, P.C.	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the
	Exchange Act)	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the
	Exchange Act)	*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
	of 2002 (18 U.S.C. 1350)	*

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 23, 2003, and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2, File No. 333-108872, and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Schedule 14A filed on August 12, 2003, and incorporated by reference herein.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-1258814, and incorporated by reference herein.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 12, 2005, and incorporated by reference herein.

Item 14.  Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended February 28, 2005 and February 29, 2004:

Fee Category	2005 Fees	2004 Fees

Audit Fees	$16,500	$19,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$16,500	$19,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees. Consists of fees for product and services other than the services reported above.

Pre-Approval Policies and Procedures

Prior to engaging its accountants to perform a particular service, the Company’s Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION
(Registrant)

By:  /s/ Dwaine Reese
                       Dwaine Reese,
                                    Chief Executive Officer

Dated: April 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dwaine Reese	Chief Executive Officer,	04/10/2006
Dwaine Reese	Chairman of the Board
and Director
(Principal Executive Officer)

/s/ Richard Dicks	Chief Financial Officer	04/10/2006
Richard B. Dicks	(Principal Financial Officer)

/s/ Gary B. Aman	Director	04/06/2006
Gary B. Aman

/s/ Jack D. Cowles	Director	04/07/2006
Jack D. Cowles

/s/ Thomas F. Donino	Director	04/07/2006
Thomas F. Donino

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
EnerTeck Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheet of EnerTeck Corporation as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of EnerTeck's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnerTeck Corporation as of December 31, 2005, and the results of its operations and cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

March 8, 2006

ENERTECK CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2005

ASSETS
Current assets:
Cash	$2,522,269
Inventory	17,190
Accounts receivable	24,993
Other current assets	19,900

Total current assets	$2,584,352

Property and equipment, net of accumulated
depreciation of $79,408	105,231

Total asset	$2,689,583

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$52,287
Accrued liabilities	199,115

Total current liabilities	251,402

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value, 100,000,000 shares
authorized, none issued	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 16,451,359 shares issued and outstanding	16,451
Additional paid-in capital	20,366,944
Accumulated deficit	(17,945,214)

Total stockholders' equity	2,438,181

Total liabilities and stockholders' equity	$2,689,583

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2005 and 2004

	2005	2004

Revenues	$48,093	$179,393
Cost of goods sold	29,198	126,489

Gross profit	18,895	52,904

Costs and expenses:
Salaries	337,490	380,464
Non-cash compensation	11,649,700	968,002
Depreciation	40,669	36,507
Other selling, general and administrative	216,350	528,477

Total expenses	12,244,209	1,913,450

Loss from operations	(12,225,314)	(1,860,546)

Other income (expense)
Other income	30,115	343
Interest expense	(46,850)	(2,684)
Loss on settlement of debt	(718,313)	-

Total other income (expense)	(735,048)	(2,341)

Net loss	$(12,960,362)	$(1,862,887)

Net loss per share:
Basic and diluted	$(1.14)	$(0.21)

Weighted average shares outstanding:
Basic and diluted	11,393,897	8,668,750

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended December 31, 2005 and 2004

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2003	10,792,025	$10,792	$3,406,101	$(3,121,965)	$294,928

Exercise of warrants	224,000	224	224,576	--	224,800

Exercise of cashless warrant	135,484	135	(135)	--	--

Common stock for services	400,000	400	639,600	--	640,000

Warrants issued for services	--	--	328,002	--	328,002

Common stock cancelled	(3,000,000)	(3,000)	3,000	--	--
Net loss	--	--		(1,862,887)	(1,862,887)

Balances, December 31, 2004	8,551,509	8,551	4,601,144	(4,984,852)	(375,157)

Common stock for services	5,310,000	5,310	8,148,590	--	8,153,900
Sale of common stock	2,700,000	2,700	3,247,300	--	3,250,000
Settlement of debt	650,000	650	873,350	--	874,000
Redemptions of common stock	(760,150)	(760)	760	--	--
Warrant expense	--	--	3,495,800	--	3,495,800
Net loss	--	--	--	(12,960,362)	(12,960,362)

Balances, December 31, 2005	16,451,359	$16,451	$20,366,944	$(17,945,214)	$2,438,181

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005 and 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,960,362)	$(1,862,887)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	40,389	36,507
Common stock and warrants issued for services	11,649,700	968,002
Loss on settlement of debt	718,313	--
Changes in operating assets and liabilities:
Accounts receivable	(24,993)	347,686
Inventory	1,052	(4,856)
Prepaid expenses	--	7,655
Other current assets	(19,900)	--
Accounts payable	(221,406)	225,643
Accrued expenses and deferred revenue	168,752	(276,436)

NET CASH USED IN OPERATING ACTIVITIES	(648,455)	(558,686)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,074)	(1,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	3,250,000	--
Proceeds from exercise of options and warrants	--	224,800
Proceeds from issuance of notes payable	115,057	60,000
Repayments of notes payable	(175,057)	--

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,190,000	284,800

NET INCREASE (DECREASE) IN CASH	2,521,471	(275,052)
Cash, beginning of period	798	275,850

Cash, end of period	$2,522,269	$798

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$49,335	$--
Cash paid for income taxes	--	--

NON-CASH TRANSACTIONS:
Stock issued for debt	$874,000	$--

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

EnerTeck Corporation, formerly Gold Bond Resources, Inc. was incorporated under the laws of the State of Washington on July 30, 1935. On January 9, 2003, the Company acquired EnerTeck Chemical Corp. ("EnerTeck Sub") as its wholly owned operating subsidiary. As a result of the acquisition, the Company is now acting as a holding company, with EnerTeck Sub as its only operating business. Subsequent to this transaction, on November 24, 2003, the Company changed its domicile from the State of Washington to the State of Delaware, changed its name from Gold Bond Resources, Inc. to EnerTeck Corporation.

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

Principles of Consolidation

The consolidated financial statements include the accounts of EnerTeck Corporation and its wholly-owned subsidiary, EnerTeck Chemcial Corp. All significant inter-company accounts and transactions are eliminated in consolidation.

Inventory

Inventory consists of market ready EnerBurn. Inventory is valued at the lower of cost or market using the average cost method.

Accounts Receivable

EnerTeck provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. As of December 31, 2005, there were no uncollectible accounts.

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

Income Taxes

EnerTeck will compute income taxes using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on evidence from prior years, may not be realized over the next calendar year or for some years thereafter.

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

During the year ended December 31, 2005, EnerTeck's board of directors approved the issuance of warrants to acquire 100,000 shares of common stock to one newly hired employee. The warrants vested immediately and have a five-year life. These warrants had an exercise price of $2.00 per share resulting in $24,000 of compensation expense during 2005. Compensation expense was calculated under the intrinsic value method.

Also, in December 2005, Antheneum Capital LLC for past and future consulting services, were issued warrants to acquire 500,000 shares of common stock at $1.00 per share.

The following table illustrates the effect on net income and earnings per share if EnerTeck had applied the fair value recognition provisions of FASB

Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,

	2005	2004

Net loss, as reported	$(12,960,362)	$(1,862,887)
Add: Expense recorded	24,000	328,002

Deduct: expense determined under the fair value based method for all awards
	(223,723)	(510,797)

Pro forma net loss	$(13,160,085)	$(2,045,682)

Loss per share:
Basic and diluted - as reported	$(1.14)	$(0.21)

Basic and diluted - pro forma	$(1.16)	$(0.24)

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

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2005, property and equipment consisted of the following:

	Useful Lives
		Amount

Furniture and fixtures	5-7	$60,575
Equipment	5-7	164,453

		225,028
Less: accumulated depreciation		119,797
		$105,231

NOTE 3 - INCOME TAXES

EnerTeck has incurred net losses since the merger with Gold Bond and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative operating loss carry-forward is approximately $4,300,000 at December 31, 2005, and will expire beginning in 2023.

Deferred income taxes consist of the following at December 31, 2005:

Deferred tax assets	$1,466,000
Valuation allowance	(1,466,000)
$-	$-

NOTE 4 - STOCKHOLDERS' EQUITY

On March 20, 2004 four of the founders of EnerTeck's wholly owned operating subsidiary, EnerTeck Chemical Corp., returned for cancellation 3,000,000 of the 5,000,000 shares of their common stock that they were issued in connection with the acquisition of EnerTeck Chemical Corp. (See Note 3).

Also during 2004, two consultants were issued a total of 400,000 shares of common stock for services to be rendered to EnerTeck Corporation valued at $640,000.

During 2004, EnerTeck received $224,800 from the exercise of 220,000 warrants at an exercise price of $1.00 per share and 4,000 warrants at an exercise price of $1.20 per share, resulting in the issuance of 224,000 common shares. Additionally, 135,484 common shares were issued to our investment banker, Maxim Partners, LLC. under a cashless exercise provision to a warrant agreement. We received no proceeds from this exercise (See Note 7).

During August 2004, EnerTeck authorized ten million shares of preferred stock with $0.001 par value. None of the preferred stock is issued and outstanding.

During 2005, EnerTeck issued 250,000 shares of its common stock for aggregate proceeds of $250,000.

In July 2005, EnerTeck issued 1,000,000 shares of common stock to its President and acting Chief Financial Officer, Mr. Parrish B. Ketchmark , as compensation for his continued services. These shares were recorded at their fair value of $985,000.

On September 6, 2005, Mr. Ketchmark submitted his resignation as both an officer and director of EnerTeck to pursue other outside interests. In December 2005, he agreed to allow the company to redeem 500,000 shares of previously issued common stock, along with 500,000 warrants held by him.

On December 9, 2005, EnerTeck sold 2,450,000 shares of common stock and 1,000,000 warrants to BATL Bioenergy LLC for $3,000,000. The warrants have an exercise price of $2.00 per share.

NOTE 5 - STOCK WARRANTS

During 2004 and 2005, EnerTeck issued warrants to consultants and employees as follows:

During 2004, Maxim Partners, LLC. Exercised its rights under a cashless exercise provision to the warrant agreement whereby it exercised 200,000 warrants and received 135,484 common shares by forfeiting 64,516 warrants. EnerTeck received no cash proceeds from this exercise.

During 2005, EnerTeck's board of directors approved the issuance of warrants to acquire 1,000,000 shares of common stock at $2.00 per share to BATL Bioenergy LLC as part of BATL’s equity investment transaction. These stock warrants were valued using Black-Scholes with the resulting fair value of $350,000 charged to compensation expense.

In December 2005, warrants to acquire 100,000 shares of common stock at a price of $2.00 per share were issued to an employee as an incentive to join to company. These warrants were valued using Black-Scholes with the resulting fair value of $24,000 charged to compensation expense.

Also, in December 2005, Antheneum Capital LLC was issued warrants to acquire 500,000 shares of common stock at $1.00 per share for past and future consulting services. These warrants were valued using Black-Scholes with the resulting fair value of $690,000 charged to compensation expense.

Summary information regarding warrants is as follows:

		Weighted
		average
	Warrants	Share Price

Outstanding at December 31, 2003	3,025,650	$1.06

Year ended December 31, 2004:
Granted	705,000	1.16
Exercised	(424,000)	0.77
Expired	-	-

Outstanding at December 31, 2004	3,306,650	1.12

Year ended December 31, 2005:
Granted	1,100,000	2.00
Exercised	-	-
Expired	-	-

Outstanding at December 31, 2005	4,406,650	$1.34

Warrants outstanding and exercisable as of December 31, 2005:

	Number of Warrants	Weighted Average Remaining Life	Exercisable Number of Warrants

Exercise Price

$1.00	1,430,000	2.6	1,430,000
$1.20	1,874,150	2.8	1,874,150
$2.00	1,100,000	4.9	1,100,000
$3.40	2,500	2.5	2,500
	4,406,650		4,406,650

NOTE 6 - COMMITMENTS AND CONTINGENCIES

RubyCat Technology Agreement-

Effective September 7, 2001, EnerTeck entered into an Exclusive Market Segment Development Agreement with RubyCat Technology, Inc. (“RubyCat”). The agreement provided EnerTeck exclusive rights to market RubyCat products, which includes EnerBurn, to on-highway diesel large fleet truck market, small engine marine (<7,000 horsepower) market, railroad diesel and the international diesel fuel market. In addition, EnerTeck was able to obtain approval from the Environmental Protection Agency to sell the product through its agreement with RubyCat.

The Company has a letter of intent for the purchase of RubyCat and is presently in negotiations with the owners of RubyCat to formalize the purchase of all rights for the diesel fuel markets.

Office Lease -

EnerTeck leases office space under a non-cancelable operating lease. Future minimum rentals due under non-cancelable operating leases with an original maturity of at least one-year are approximately as follow:

December 31,	Amount
2006	$48,060
2007	12,012

Rent expense for the years ended December 31, 2005 and December 31, 2004 totaled approximately $52,327 and $45,258, respectively. The current lease expires March 31, 2006. A one year lease is currently being negotiated and will be signed at terms similar to those of past years.

NOTE 7 - CONCENTRATION OF CREDIT RISK

For the years ended December 31, 2005 and 2004, EnerTeck purchased 100% of its products from RubyCat (see note 8). It is expected that EnerTeck will complete the purchase of RubyCat in the near future, which will with potentially larger volume sales should greatly lower its short and long-term cost of product and enhance its profit potential.

Financial instruments that potentially subject EnerTeck to concentration of credit risk are accounts receivable. Currently all Accounts Receivable are collected. EnerTeck performs ongoing credit evaluations as to the financial condition of its customers. Generally, no collateral is required.

EnerTeck at times has cash in bank in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2005, EnerTeck had $2,420,849 in cash in excess of FDIC insurance limits.

NOTE 8 - REVENUE FROM MAJOR CUSTOMERS

During 2005, one customer represented a majority of the company’s sale revenues.