Form 10QSB
period 2006-03-31
ENERTECK CORP
filed 2006-05-12
CIK 1128353

____________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-31981

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

Common, $.001 par value per share: 16,511,359
outstanding as of May 1, 2006
__________________________________________________________________________

PART I - FINANCIAL INFORMATION

ENERTECK CORPORATION

Index to Financial Information
Period Ended March 31, 2006

ENERTECK CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2006
	(unaudited)	December 31, 2005
ASSETS
Current assets:
Cash	$2,390,715	$2,522,269
Accounts receivable	2,333	24,993
Inventory	17,190	17,190
Other current assets	-	19,900

Total current assets	2,410,238	2,584,352

Property and equipment, net of accumulated depreciation
of $127,850 and $79,408	97,178	105,231

Total assets	$2,507,416	$2,689,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,323	$52,287
Accrued liabilities	100,697	199,115

Total current liabilities	111,020	251,402

Stockholders’ Equity:
Preferred stock, $.001 par value, 100,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 16,511,359 and 16,421,359 shares issued
and outstanding	16,511	16,451
Additional paid-in capital	20,471,385	20,366,944
Accumulated deficit	(18,091,500)	(17,945,214)

Total stockholders’ equity	2,396,396	2,438,181

Total liabilities and stockholders’ equity	$2,507,416	$2,689,583

ENERTECK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months ended March 31, 2006 and 2005
(unaudited)

	2006	2005

Revenues	$271,700	$2,111
Cost of goods sold	136,367	822

Gross profit	135,333	1,289

Selling, general and administrative expenses	338,072	84,843

Loss from operations	(202,739)	(83,554)

Other Income	56,453	-

Net Loss	$(146,286)	$(83,554)

Net loss per share
Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	16,455,359	8,551,509

ENERTECK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months ended March 31, 2006 and 2005
(unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(146,286)	$(83,554)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation	8,053	9,476
Common stock issue for services	92,500	62,400
Changes in operating assets and liabilities:
Accounts receivable	22,660	(2,105)
Inventory	-	(1,389)
Prepaid expenses and other assets	19,900	(6,500)
Bank overdraft	-	104
Accounts payable	(41,963)	(31,746)
Interest payable	-	2,124
Accrued expenses	(98,418)	7,901

NET CASH USED IN OPERATING ACTIVITIES	(143,554)	(43,289)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of warrants	12,000	-
Issuance of note payable	-	33,401
Issuance of note payable - related party	-	9,090

CASH PROVIDED BY FINANCING ACTIVITIES	12,000	42,491

NET DECREASE IN CASH	(131,554)	(798)
Cash, beginning of period	2,522,269	798

Cash, end of period	$2,390,715	$-

Cash paid for:
Income tax	$-	$-
Interest	-	-

ENERTECK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of EnerTeck Corporation (“EnerTeck”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in EnerTeck’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported in the Form 10-KSB have been omitted.

Item 2. Management’s Discussion and Analysis of Plan of Operation

The following should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company’s management as well as information currently available to the management. When used in this document, the words “anticipate”, “believe”, “estimate”, and “expect” and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 under the caption “Uncertainties and Risk Factors” in Part I, Item 1 “Description of Business”. The Company does not intend to update these forward-looking statements.

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

RESULTS OF OPERATIONS

For the three month period ended March 31, 2006 compared to the three month period ended March 31, 2006.

For the three months ended March 31, 2006, we recorded sales revenues of $272,000 versus sales revenues of $2,000 in the same period of 2005. The increase in revenues can primarily be traced to a concerted marketing effort extended well back into 2005, which targeted our marine diesel market and culminated in an initial order from Custom Fuel Services Inc. (“Custom”), a subsidiary of Ingram Barge, during the first quarter of 2006. On July 28, 2005, EnerTeck Sub had entered into an Exclusive Reseller and Market Development Agreement (the “Custom Agreement”) with Custom. Under the Custom Agreement, EnerTeck Sub has appointed Custom, which provides dockside and midstream fueling from nine service locations in Louisiana, Kentucky, Illinois, West Virginia, Missouri and Iowa, as its exclusive reseller of EnerBurn and the related technology on the Western Rivers of the United States, meaning the Mississippi River, its tributaries, South Pass, and Southwest Pass, excluding the Intra Coastal Waterway. The Agreement has an initial term of three years but can be terminated upon 60 days prior written notice by either party. Custom is not required to purchase a minimum volume of EnerBurn during the term of the Custom Agreement. Subsequent to the signing of the Custom Agreement, Custom obtained the regulatory approvals and installed the blending equipment necessary to facilitate its distribution of EnerBurn. As mentioned above, in February 2006, we delivered our first shipment of EnerBurn to Custom by delivering 4,840 gallons.

Gross profit, defined as revenues less cost of goods sold, was $135,000 of sales for the three months ended March 31, 2006, compared to $1,000 for the three months ended March 31, 2005, an increase of $134,000. Such increase is primarily due to our first shipment of EnerBurn to Custom as described above.

Cost of good sold was $136,000 for the three months ended March 31, 2006 compared to $1,000 for the three months ended March 31, 2005. Such change is primarily due to the cost of product delivered to Custom in the first quarter of 2006 compared to the first quarter of 2005 in which there was no comparable order from any customer.

Selling, general and administrative expenses increased to $338,000 for the three months ended March 31, 2006 from $85,000 for the three months ended March 31, 2005, an increase of $253,000. The majority of such increase was primarily due to increases in marketing efforts during the first quarter of 2006 compared to the same period of 2005 as well as an increase in staff during the three months ended March 31, 2006 compared to the three months ended March 31, 2005, although $92,500 was from the issuance of stock for services.

During the three months ended March 31, 2006, we reported a net loss of $146,000 as compared to a net loss of $84,000 for the three months ended March 31, 2005. Net income in the future will be dependent upon our ability to increase revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses.

Operations Outlook

Beginning in 2005, we began a period of reassessing our direction. Due to a lack of working capital, and a nearly complete turnover in upper management and sales staff dating back into 2004, senior management changed its method of marketing the operation during 2005. The majority of the marketing effort for 2005 was directed at targeting and gaining a foothold in one of our major target areas, the inland marine diesel market. Management focused virtually all of our resources at pinpointing and convincing one major customer within this market, Custom, to go full fleet with our diesel fuel additive product lines. A substantial portion of 2005 was spent testing our primary product, EnerBurn, on one large inland marine vessel belonging to this major potential customer. This resulted in the signing of the Custom Agreement and delivery of the first shipment of Enerburn to Custom as discussed above. This initial purchase order plus the second current oral order scheduled to be delivered in the second quarter of 2006, amount in size to more revenue and a higher margin than all the orders combined for 2005, 2004 and 2003. At present this one customer represents a majority of our sale revenues. With Custom’s assistance, however, negotiations are currently underway with several over large customers in the same industry to expand this market. The loss of Custom as a customer would adversely affect our business and we cannot provide any assurances that we could adequately replace the loss of this customer.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2006, we had working capital of $2,299,000 and stockholders’ equity of $2,396,000 compared to a working capital deficit of $512,000 and stockholders’ deficit of $396,000 on March 31, 2005. On March 31, 2006, the Company had $2,391,000 in cash, total assets of $2,510,000 and total liabilities of $110,000, compared to zero in cash, total assets of $144,000 and total liabilities of $541,000 on March 31, 2005.

While increases in cash on March 31, 2006, were primarily due to an increase in net cash provided by financing activities for the year ended December 31, 2005, compared to the prior year, an additional $271,000 was the result of sales during the first quarter of 2006. During the quarter ended September 30, 2005, we issued 250,000 shares of our common stock to certain accredited investors for aggregate proceeds of $250,000. In addition, in December 2005, we sold to BATL Bioenergy LLC 2,450,000 shares of the common stock and a warrant to purchase an additional 1,000,000 shares of common stock at an exercise price of $2.00 per share for the aggregate purchase price of $3,000,000. Also, in 2005, we received loans for working capital of an aggregate of $115,000 from various parties. All loans were repaid in 2005.

Cash used in operating activities was $143,000 for the three months ended March 31, 2006 which was primarily the result of a loss of $146,000, accounts payable of $42,000, accrued expenses of $98,000 partially offset by non-cash charges for depreciation of $8,000 and accounts receivable of $23,000.

Cash used in operating activities was $43,000 for the three months ended March 31, 2005 which was primarily the result of a loss of $84,000, accounts payable of $32,000, partially offset by common stock issued for services of $62,000 and accrued expenses of $8,000.

For the three months ended March 31, 2006, we obtained $12,000 from financing activities from the exercise of warrants compared to $42,000 obtained from financing activities for the three months ended March 31, 2005 from the issuance of notes payable.

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

We currently have no material commitments for capital requirements. In October 2005, we entered into a letter of intent to acquire Ruby Cat. Although no assurance can be given that we will be able to acquire Ruby Cat, the successful completion of the Ruby Cat negotiation may draw significantly on current cash reserves.

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

Inventory - Our inventory consists of EnerBurn, which we value at the lower of cost or market using the average cost method.

Revenue Recognition - We recognize revenue for products sold when the customer received the product.

Item 3.  Controls and Procedures.

The Company’s Chief Executive Officer and Principal Financial Officer have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon this review, such officers believe that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEMS DELETED ARE NOT APPLICABLE.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2006, we issued 10,000 shares of our common stock upon the exercise of warrants previously granted at an aggregate exercise price of $12,000. All of such securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

ENERTECK CORPORATION
(Registrant)

Dated:	May 12, 2006	By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer

Dated:	May 12, 2006	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Principal Financial Officer