Form 10QSB
period 2006-06-30
ENERTECK CORP
filed 2006-08-21
CIK 1128353

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Yes☒ No ☐

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

Common, $.001 par value per share: 16,511,359
outstanding as of August 1, 2006

PART I - FINANCIAL INFORMATION

ENERTECK CORPORATION

Index to Financial Information
Period Ended June 30, 2006

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and December 31, 2005
(Unaudited)

	June 30, 2006	December 31, 2005
		(Restated)

ASSETS
Current assets
Cash	$1,991,546	$2,522,269
Accounts receivable	279,455	24,993
Inventory	96,951	17,190
Prepaid expenses	90,271	19,900

Total current assets	2,458,223	2,584,352

Property and equipment, net of accumulated depreciation of $141,418 and $79,408, respectively	144,263	105,231

Total assets	$2,602,486	$2,689,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$25,453	$52,287
Accrued liabilities	122,770	199,115

Total current liabilities	148,223	251,402

Stockholders’ Equity
Common stock, $.001 par value, 100,000,000 shares authorized, 16,511,359 and 16,451,359 shares issued and outstanding, respectively	16,511	16,451
Additional paid-in capital	18,236,465	18,067,524
Accumulated deficit	(15,798,713)	(15,645,794)

Total stockholders’ equity	2,454,263	2,438,181

Total liabilities and stockholders’ equity	$2,602,486	$2,689,583

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	$286,872	$9,438	$560,751	$11,543
Cost of revenues	57,332	3,082	193,699	3,082

Gross profit	229,540	6,356	367,052	8,461

Operating expenses:
Selling, general and administrative expenses	261,343	706,606	575,253	789,780

Operating loss	(31,803)	(700,250)	(208,201)	(781,319)

Other income / expenses
Interest income	25,237	—	55,282	—
Interest expense	—	(8,067)	—	(9,728)

Net income (loss)	$(6,566)	$(708,317)	$(152,919)	$(791,047)

Net income (loss) per share:
Basic and diluted	$(0.00)	$(0.08)	$(0.01)	$(0.09)

Weighted average shares outstanding:
Basic and diluted	16,511,359	8,688,094	16,483,845	8,688,145

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(152,919)	$(791,047)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	21,621	18,952
Common stock issue for services	92,500	706,400
Warrant expenses	64,500	—
Amortization of loan discount	—	3,804
Changes in operating assets and liabilities:
Accounts receivable	(254,462)	(2,672)
Inventory	(79,761)	(10,348)
Prepaid expenses and other current assets	(70,371)	(3,781)
Accounts payable	(2,333)	(15,631)
Interest payable	—	5,925
Accrued expenses	(100,845)	7,900

NET CASH USED IN OPERATING ACTIVITIES	(482,070)	(80,498)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(60,653)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	12,000	—
Proceeds from note payable	—	58,067
Proceeds from note payable - related party	—	28,490
Repayments of note payable - related party	—	(4,000)

CASH PROVIDED BY FINANCING ACTIVITIES	12,000	82,557

NET INCREASE (DECREASE) IN CASH	(530,723)	2,059
Cash, beginning of period	2,522,269	798

Cash, end of period	$1,991,546	$2,857

ENERTECK CORPORATION and SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of EnerTeck Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in EnerTeck’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported in the Form 10-KSB have been omitted.

NOTE 2 - STOCK-BASED COMPENSATION

Effective January 1, 2006, EnerTeck began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, EnerTeck had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. EnerTeck adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of fiscal 2006 includes the quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

EnerTeck did not grant any stock options during the six months ended June 30, 2006 and 2005.

In April 2006, EnerTeck granted a total of 30,000 warrants to two individuals as a result of a letter agreement entered into April 2006 which amended and clarified certain provisions of a registration rights agreement entered into on December 8, 2005 with BATL Bioenergy LLC. The 30,000 warrants were penalty warrants issuable for all periods prior to April 30, 2006 for delays in filing a registration statement. These warrants have an exercise price of $2.00 per share and expire in 5 years. These warrants were valued using Black-Scholes Model and the fair value of $64,500 was charged to operating expense. We analyzed these instruments for derivative accounting consideration under SFAS No. 133 and EITF 00-19 and determined that derivative accounting is not applicable for these warrants.

NOTE 3 - RESTATEMENT

In December 2005, EnerTeck sold 2,450,000 shares of common stock and 1,000,000 warrants to BATL Bioenergy LLC for $3,000,000. The warrants have an exercise price of $2.00 per share. These shares were valued at their fair value of $2,299,420 and have a relative fair value of $1,301,701. EnerTeck previously recognized the entire $2,299,420 as the non-cash compensation. Subsequently, EnerTeck determined that the fair value on these warrants was improperly expensed and it should have been recorded as a pro rata share of the equity financing. Consequently, the consolidated balance sheet was restated for the line items shown below.

Consolidated balance sheet:
	As of December 31, 2005
	As originally filed	Restated

Additional paid in capital	$20,366,944	$18,067,524

Retained deficit	(17,945,214)	(15,645,794)

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

RESULTS OF OPERATIONS

For the three and six month periods ended June 30, 2006 compared to the three month and six month periods ended June 30, 2005.

For the three months ended June 30, 2006, we recorded sales revenues of $287,000 versus sales revenues of $9,000 in the same period of 2005. This brought revenues for the six month period ended June 30, 2006, to $561,000 versus sales revenues of $12,000 for the same period in 2005. The increase in revenues for both the three and six month periods over that of the prior year can primarily be traced to a concerted marketing effort extended well back into 2005, which targeted our marine diesel market and culminated in an initial order from Custom Fuel Services Inc. (“Custom”), a subsidiary of Ingram Barge, during the first quarter of 2006.

On July 28, 2005, EnerTeck Sub had entered into an Exclusive Reseller and Market Development Agreement (the “Custom Agreement”) with Custom. Under the Custom Agreement, EnerTeck Sub has appointed Custom, which provides dockside and midstream fueling from nine service locations in Louisiana, Kentucky, Illinois, West Virginia, Missouri and Iowa, as its exclusive reseller of EnerBurn and the related technology on the Western Rivers of the United States, meaning the Mississippi River, its tributaries, South Pass, and Southwest Pass, excluding the Intra Coastal Waterway. The Agreement has an initial term of three years but can be terminated upon 60 days prior written notice by either party. Custom is not required to purchase a minimum volume of EnerBurn during the term of the Custom Agreement. Subsequent to the signing of the Custom Agreement, Custom obtained the regulatory approvals and installed the blending equipment necessary to facilitate its distribution of EnerBurn. As mentioned above, in February 2006, we delivered our first shipment of EnerBurn to Custom by delivering 4,840 gallons. During the first quarter and most of the second quarter on 2006, Custom concentrated on completing the required infrastructural work to allow Custom to begin servicing the Ingram and other fleets. This work was completed late in the second quarter of 2006 and treatment of the Ingram fleet was commenced. Late in the second quarter, Custom placed a second order of 4,840 gallons and began treatment on the Mississippi River.

Cost of goods sold was $57,000 for the three months ended June 30, 2006 compared to $3,000 for the three months ended June 30, 2005. Such change is primarily due to the estimated cost of product to be delivered to Custom on its second quarter order. For the six months ended June 30, 2006, cost of goods sold was $194,000 compared to $3,000 for the six months ended June 30, 2005. It is expected that the cost of goods sold will also deliver a better gross margin due to our now manufacturing our own marine product, rather than being required to purchase it from an outside vendor as we have in the past. No worthwhile comparison to the first six months of 2005 can be made as there was no comparable order from any customer during that period.

Gross profit, defined as revenues less cost of goods sold, was $229,000 of sales for the three months ended June 30, 2006, compared to $6,000 for the three months ended June 30, 2005, an increase of $223,000. Such increase is primarily due to our first shipment of EnerBurn to Custom as described above. For the six months ended June 30, 2006 gross profit was $367,000 compared to $8,000 for the same period in 2005.

Selling, general and administrative expenses were $261,000 for the three months ended June 30, 2006 from $707,000 for the three months ended June 30, 2005, a decrease of $446,000. Selling, general and administrative expenses were $575,000 for the six months ended June 30, 2006 from $790,000 for the six months ended June 30, 2005, a decrease of $215,000. The majority of, such decrease was due to the issuance of stock for outside consultants during the first six months of 2005 which resulted in a non-cash charge to earnings, a requirement which made up the majority of the expenditures in many prior periods. An increase in the marketing effort during the first and second quarters of 2006 compared to the same period of 2005 as well as an increase in staff compared to the three months and six months ended June 30, 2005, made up the majority of the funds expended for selling, general and administrative expenses during the quarter and six month ended June 30, 2006. It is assumed that actual cash expenditures in this area will increase over the remainder of 2006 as the marketing effort expands to the trucking and rail markets.

During the three months ended June 30, 2006, we reported a net loss of $7,000 as compared to a net loss of $708,000 for the three months ended June 30, 2005. Non-cash stock charge of $93,000 was expensed to earnings for consulting services during the first three months of 2006 and $64,500 was charged to operating expense in the second quarter of 2006 for warrants issued. For the six months ended June 30, 2006, we recorded a loss of $153,000 as compared to $791,000 for the same period in 2005. With the successful completion of the EnerBurn technology and assets (see below), we should have the ability to much better control our product production costs. Our ability to generate net income in the future will be dependent upon our ability to increase revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses.

Operations Outlook

Beginning in 2005, we began a period of reassessing our direction. Due to a lack of working capital, and a nearly complete turnover in upper management and sales staff dating back into 2004, senior management changed its method of marketing the operation during 2005. The majority of the marketing effort for 2005 was directed at targeting and gaining a foothold in one of our major target areas, the inland marine diesel market. Management focused virtually all of our resources at pinpointing and convincing one major customer within this market, Custom, to go full fleet with our diesel fuel additive product lines. A substantial portion of 2005 was spent testing our primary product, EnerBurn, on one large inland marine vessel belonging to this major potential customer. This resulted in the signing of the Custom Agreement and delivery of the first shipment of Enerburn to Custom as discussed above. This initial purchase order plus the second order received in the second quarter of 2006, amount in size to more revenue and a higher margin than all the orders combined for 2005, 2004 and 2003. Although we still had a net loss for the three months ended June 30, 2006 of $7,000, we are encouraged by the fact that we would have achieved net income of $58,000 for the quarter ended June 30, 2006 if we had been able to eliminate a non-cash charge of $64,500 for warrants issued in that period. At present this one customer represents a majority of our sale revenues. With Custom’s assistance, however, negotiations are currently underway with several over large customers in the same industry to expand this market. The loss of Custom as a customer would adversely affect our business and we cannot provide any assurances that we could adequately replace the loss of this customer.

A second major change in the way we do business will commence early in the third quarter with the completion of the purchase of the EnerBurn technology and the commencement of manufacturing operation. This will give us permanent exclusive rights to the EnerBurn formulas and protocols and allow for a much better gross margin than in the past. The purchase of the EnerBurn technology and associated assets was completed on July 13, 2006 and both the formulation equipment and raw materials are presently in place to begin immediate manufacturing operations for both on and off road product lines.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2006, we had working capital of $2,310,000 and stockholders’ equity of $2,454,000 compared to a working capital deficit of $410,000 and stockholders’ deficit of $5,775,000 on June 30, 2005. On June 30, 2006, we had $1,991,000 in cash, total assets of $2,602,000 and total liabilities of $148,000, compared to $2,800 in cash, total assets of $144,000 and total liabilities of $568,000 on June 30, 2005.

While increases in cash on June 30, 2006, were primarily due to an increase in net cash provided by financing activities for the year ended December 31, 2005, compared to the prior year, an additional $277,000 was the result of sales during the first six months of 2006.

Cash used in operating activities was $482,000 for the six months ended June 30, 2006, which was primarily the result of the $179,000 year to date loss from operations, plus the $254,000 increase in accounts receivable, decrease in accounts payable of $2,000, decrease in accrued expenses of $101,000, increase in prepaid expenses of $44,000, increase in inventory of $80,000, partially offset by non-cash charges for depreciation of $22,000, common stock issued for services of $93,000 and warrant expense of $65,000. Cash used in operating activities was $80,000 for the six months ended June 30, 2005 which was primarily the result of a loss of $791,000, offset by $706,000 non-cash charge for common stock issued for services.

During the six months ended June 30, 2006, we spent $61,000 on additional capital assets primarily for use in the manufacturing process for cash used in investing activities. No such payments were made during the six months ended June 30, 2005.

For the six months ended June 30, 2006, we obtained $12,000 from financing activities from the exercise of warrants compared to $83,000 obtained from financing activities for the six months ended June 30, 2005 from the issuance of notes payable.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that our current cash and cash equivalents together with projected cash flows from operations will be sufficient to satisfy our contemplated cash requirements for the next 12 months. Our contemplated cash requirements for 2006 and beyond will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

In October 2005, we entered into a letter of intent to acquire Ruby Cat, the formulator of our products (the “Ruby Cat LOI”). Despite the Ruby Cat LOI to acquire Ruby Cat, we subsequently changed negotiations to simply acquire the EnerBurn technology and associated assets. These negotiations were successfully completed subsequent to the end of the second quarter of 2006. with the completion of the acquisition of the EnerBurn technology and associated assets on July 13, 2006. As a result of the acquisition, we were required to make an immediate payment of $1,000,000 at closing as part of the purchase and we will make additional annual payments of $500,000 per year, plus interest for four years, all of which will draw significantly on future cash reserves. This acquisition allows us to manufacture our own on and off road versions of the EnerBurn product line and will allow for significant savings in the cost requirements of product sales from manufacturing.

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

Revenue Recognition - Commencing April 2006, concurrent with our change in operations structure from that of a product relabeler to the manufacturer of our own products we began to recognize revenue and related costs for products sold when the customer issues its purchase order for the product, rather than when the products were delivered. This was done to better match revenues to cost of goods sold as it would apply under the change in operations. In prior periods, revenues and related cost of sales were recognized when sales receipts were received and product vendors were subsequently paid.

Stock Options and Warrants - Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” which establishes accounting for equity instruments exchanged for employee service. We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

We do not expect the adoption of other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

We identified deficiencies in our internal controls and disclosure controls related to the expense recognition of stock-based compensation. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. We believe that this effort is sufficient to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our Chief Financial Officer and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

(b)  Changes in Internal Control Over Financial Reporting.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEMS DELETED ARE NOT APPLICABLE.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2006, we issued 10,000 shares of our common stock upon the exercise of warrants previously granted at an aggregate exercise price of $12,000. During the quarter ended June 30, 2006, we granted warrants to purchase up to an aggregate of 30,000 shares of common stock at an exercise price of $2.00 per share. All of such securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No such transactions took place during the quarter ended June 30, 2006.

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

ENERTECK CORPORATION (Registrant)

Dated:	August 21, 2006	By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 21, 2006	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)