Form 10QSB
period 2006-09-30
ENERTECK CORP
filed 2006-11-20
CIK 1128353

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to

Commission file number 0-31981

ENERTECK CORPORATION
(Exact name of Small Business Issuer as Specified in its Charter)

Delaware		47-0929885
(State or Other Jurisdiction of Incorporation		(I.R.S. Employer or Identification
Organization)		Number)

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
outstanding as of November 1, 2006

PART I - FINANCIAL INFORMATION

ENERTECK CORPORATION

Index to Financial Information
Period Ended September 30, 2006

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2006	December 31, 2005
ASSET
Current assets:
Cash	$652,283	$2,522,269
Receivables	267,355	24,993
Inventory	62,063	17,190
Prepaid expenses and other assets	81,549	19,900

Total current assets	1,063,250	2,584,352

Intellectual property	3,000,000	-

Property and equipment, net of accumulated depreciation of $152,229 and $79,408, respectively	182,614	105,231

Total assets	$4,245,864	$2,689,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,240	$52,287
Accrued liabilities	23,328	199,115
Current portion of note payable	500,000	-

Total current liabilities	529,568	251,402

Long-term liabilities:
Note payable	1,500,000	-

Total liabilities	2,029,568	251,402

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 16,511,359 and 16,451,359 shares issued and outstanding, respectively	16,511	16,451
Additional paid-in capital	18,236,465	18,067,524
Accumulated deficit	(16,036,680)	(15,645,794)

Total stockholders’ equity	2,216,296	2,438,181

Total liabilities and stockholders’ equity	$4,245,864	$2,689,583

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$40,070	$12,335	$600,821	$45,806
Cost of revenues	23,117	7,278	216,816	10,360

Gross profit	16,953	5,057	384,005	35,446

Operating expenses:
Selling, general and administrative expenses	236,218	1,067,149	789,850	1,862,670
Depreciation	10,811	12,241	32,432	28,428
Total operating expenses	247,029	1,079,390	822,282	1,891,098

Operating loss	(230,076)	(1,074,333)	(438,277)	(1,855,652)

Other income (expense)
Interest income	4,784	-	60,066	-
Interest expense	(20,000)	(9,781)	(20,000)	(19,509)
Other income (expense)	7,325	-	7,325	-
Total other income (expense)	(7,891)	(9,781)	47,391	(19,509)

Net loss	$(237,967)	$(1,084,114)	$(390,886)	$(1,875,161)

Net loss per share:
Basic and diluted	$(0.01)	$(0.10)	$(0.02)	$(0.20)

Weighted average shares outstanding:
Basic and diluted	16,511,359	11,259,511	16,493,117	9,540,100

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(390,886)	$(1,875,161)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	32,432	28,428
Common stock issue for services	92,500	1,691,400
Warrant expenses	64,500	-
Amortization of loan discount	-	12,778
Changes in operating assets and liabilities:
Accounts receivable	(242,362)	(2,105)
Inventory	(44,873)	(5,663)
Prepaid expenses and other current assets	(61,649)	(9,901)
Accounts payable	(46,046)	(49,310)
Accrued expenses	(175,787)	33,355

NET CASH USED IN OPERATING ACTIVITIES	(772,171)	(176,179)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures - equipment	(109,815)	-
Capital expenditures - intellectual property	(1,000,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(1,109,815)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	12,000	-
Proceeds from sale of stock	-	250,000
Proceeds from note payable	-	83,067
Proceeds from note payable - related party	-	31,990
Repayments of note payable - related party	-	(4,000)
CASH PROVIDED BY FINANCING ACTIVITIES	12,000	361,057

NET CHANGE IN CASH	(1,869,986)	(184,878)
Cash, beginning of period	2,522,269	798

Cash, end of period	$652,283	$185,676

Cash paid for:
Income tax	$-	$-
Interest	-	-

Non-cash investing and financing activities:
Note payable originated for the purchase of intellectual property	$2,000,000	-

ENERTECK CORPORATION and SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of EnerTeck Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in EnerTeck’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2005 as reported in the Form 10-KSB have been omitted.

NOTE 2 - INTELLECTUAL PROPERTY

In July 2006, EnerTeck acquired the EnerBurn technology. The purchase price for the EnerBurn technology is to be paid as follows: (i) $1.0 million cash paid on July 13, 2006, and (ii) promissory note for $2.0 million bearing interest each month at a rate of 4.0% per annum, compounded monthly, and which shall be paid in four annual payments of $500,000 plus accumulated interest to that date on each anniversary of the closing until the entire purchase price is paid in full. EnerTeck has determined that the life of the intellectual property is indefinite. Therefore, the asset is not amortized and will be tested for impairment at least annually.

NOTE 3 - STOCK-BASED COMPENSATION

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

EnerTeck did not grant any stock options during the nine months ended September 30, 2006 and 2005.

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

NOTE 4 - RESTATEMENT

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

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements and information relating to the Company which are based on the beliefs and assumptions made by our management as well as information currently available. When used in this document, the words “anticipate”, “believe”, “estimate”, and “expect” and similar expressions, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 under the caption “Uncertainties and Risk Factors” in Part I, Item 1 “Description of Business”. We do not intend to update these forward-looking statements.

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

RESULTS OF OPERATIONS

For the three and nine month periods ended September 30, 2006 compared to the three and nine month periods ended September 30, 2005.

For the three months ended September 30, 2006, we recorded sales revenues of $40,000 versus sales revenues of $12,000 in the same period of 2005. This brought revenues for the nine month period ended September 30, 2006, to $601,000 versus sales revenues of $46,000 for the same period in 2005. The increase in revenues for both the three and nine month periods over that of the prior year can primarily be traced to a concerted marketing effort extended well back into 2005, which targeted our marine diesel market and culminated in an initial order from Custom Fuel Services Inc. (“Custom”), a subsidiary of Ingram Barge, during the first quarter of 2006.

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

Cost of goods sold was $23,000 for the three months ended September 30, 2006 compared to $7,000 for the three months ended September 30, 2005. Such change is primarily due to the cost of product to be delivered to Custom on its second quarter order. For the nine months ended September 30, 2006, cost of goods sold was $217,000 compared to $10,000 for the nine months ended September 30, 2005. The cost of goods sold will also deliver a better gross margin due to our now manufacturing our own marine product, rather than being required to purchase it from an outside vendor, as we have in the past. No worthwhile comparison to the first nine months of 2005 can be made as there was no comparable order from any customer during that period.

Gross profit, defined as revenues less cost of goods sold, was $17,000 of sales for the three months ended September 30, 2006, compared to $5,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2006 gross profit was $384,000 compared to $35,000 for the same period in 2005.

Operating expenses were $247,000 for the three months ended September 30, 2006 from $1,079,000 for the three months ended September 30, 2005, a decrease of $832,000. Operating expenses were $822,000 for the nine months ended September 30, 2006 from $1,891,000 for the nine-months ended September 30, 2005, a decrease of $1,069,000. The majority of such decrease was due to the issuance of stock for outside consultants during the first nine months of 2005 which resulted in a non-cash charge to earnings, a requirement which made up the majority of the expenditures in many prior periods. An increase in the marketing effort during the three and nine months ended September 30, 2006 compared to the same periods of 2005 as well as an increase in staff compared to the three months and nine months ended September 30, 2005, made up the majority of the funds expended for selling, general and administrative expenses during the quarter and nine month ended September 30, 2006. It is assumed that actual cash expenditures in this area will increase over the remainder of 2006 as the marketing effort expands to the trucking and rail markets.

During the three months ended September 30, 2006, we reported a net loss of $238,000 as compared to a net loss of $1,084,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, we recorded a loss of $391,000 as compared to $1,875,000 for the same period in 2005. Non-cash stock charge of $93,000 was expensed to earnings for consulting services during the first quarter of 2006 and $65,000 was charged to operating expense in the second quarter of 2006 for warrants issued. With the successful completion of the purchase of the manufacturing rights to the EnerBurn technology and assets (see below), we should have the ability to much better control our product production costs.

Operations Outlook

Beginning in 2005, management began a period of reassessing the Company’s direction. Due to a lack of working capital, and a nearly complete turnover in upper management and sales staff dating back into 2004, senior management changed its method of marketing the operation during 2005. The majority of the marketing effort for 2005 was directed at targeting and gaining a foothold in one of our major target areas, the inland marine diesel market. Management focused virtually all resources at pinpointing and convincing one major customer within this market, Custom, to go full fleet with our diesel fuel additive product lines. A substantial portion of 2005 was spent testing our primary product, EnerBurn, on one large inland marine vessel belonging to this major potential customer. This resulted in the signing of the Custom Agreement and delivery of the first shipment of Enerburn to Custom as discussed above. This initial purchase order plus the second order received in the second quarter of 2006, amount in size to more revenue and a higher margin than all the orders combined for 2005, 2004 and 2003. In addition to our efforts in the marine sales, the sales effort resulted in initial sales to customers in the heavy constructions market during the third quarter of 2006. Initial product results for this customer appear very encouraging at this point in what could become a good secondary EnerBurn market. Although we had a net operating loss for the nine months ended September 30, 2006, we are encouraged by the fact that forty (40%) percent of the $391,000 in losses for the year to date are directly attributable to non-cash transactions required in 2006, which relate to prior years agreements, all of which are now completed.

At present one customer represents a majority of our sale revenues. With Custom’s assistance, however, negotiations are currently underway with several other large customers in the same industry to expand this market. The loss of Custom as a customer would adversely affect our business and we cannot provide any assurances that we could adequately replace the loss of this customer. Sales revenues to Custom and its clients have been less to date than had originally been projected. This has been due primarily to the much longer than anticipated time required to complete the installation of the infrastructure requirements necessary to allow for the product to be made available to the Custom and other clients on the Mississippi River and its tributaries. It is anticipated that as this infrastructure expansion is completed that sales should increase significantly starting later this year and throughout 2007.

A major change in the way EnerTeck does business commenced early in the third quarter with the completion of the purchase of the EnerBurn technology and the commencement of manufacturing operation. This gives us permanent, exclusive rights to the EnerBurn formulas and protocols and allows for a much better gross margin than in the past. The purchase of the EnerBurn technology and associated assets was completed on July 13, 2006 and both the formulation equipment and raw materials are presently in place to manufacture for both on and off road product lines. The opening of the on road market to our products offers great potential to the Company in coming years.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2006, we had working capital of $534,000 and stockholders’ equity of $2,216,000 compared to working capital of $370,000 and stockholders’ deficit of $319,000 on September 30, 2005. On September 30, 2006, we had $652,000 in cash, accounts receivable of $267,000 and total assets of $4,246,000 and total liabilities of $2,030,000, compared to $186,000 in cash, total assets of $319,000 and total liabilities of $592,000 on September 30, 2005.

The increase in cash on hand on September 30, 2006, as compared to that of September 30, 2005, was primarily due to an increase in net cash provided by financing activities for the year ended December 31, 2005, compared to the prior year. Also, an additional $334,000 was the result of receipts from sales and $60,000 from interest income during the first nine months of 2006.

Cash used in operating activities was $772,000 for the nine months ended September 30, 2006, which was primarily the result of the $391,000 year to date loss in operations, plus the $242,000 increase in accounts receivable, decrease in accounts payable of $46,000, decrease in accrued expenses of $176,000, increase in prepaid expenses of $62,000, increase in inventory of $45,000, partially offset by non-cash charges for depreciation of $32,000, common stock issued for services of $93,000 and warrant expense of $65,000. Cash used in operating activities was $176,000 for the nine months ended September 30, 2005, which was primarily the result of a loss of $1,875,000, offset by $1,691,000 non-cash charge for common stock issued for services.

During the nine months ended September 30, 2006, net cash used by investing activities was $1,110,000. We spent $110,000 on additional capital assets primarily for use in the manufacturing process and $1,000,000 for the purchase of the EnerBurn technology which was completed in July 2006. The purchase price for the EnerBurn technology is to be paid as follows: (i) $1.0 million which was paid on July 13, 2006 in cash, and (ii) the remaining $2.0 million evidenced by a promissory note (the “EnerBurn Acquisition Note”) bearing interest each month at a rate of 4.0% per annum, compounded monthly, and which shall be paid in four annual payments of $500,000 plus accumulated interest to that date on each anniversary of the closing until the entire purchase price is paid in full. Cash flows from investing activities was zero for the nine months ended September 30, 2005.

For the nine months ended September 30, 2006, cash provided from financing activities was $12,000 obtained from the exercise of warrants compared to $361,000 obtained from financing activities for the nine months ended September 30, 2005 primarily from the proceeds of $250,000 obtained from a private placement and proceeds of $115,000 from the issuance of notes payable.

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

In October 2005, we entered into a letter of intent to acquire Ruby Cat, the formulator of our products (the “Ruby Cat LOI”). Despite the Ruby Cat LOI to acquire Ruby Cat, we subsequently changed negotiations to simply acquire the EnerBurn technology and associated assets. As described above, these negotiations were successfully completed during the third quarter of 2006, with the completion of the acquisition of the EnerBurn technology and associated assets on July 13, 2006 for a total purchase price of $3,000,000. As a result of the acquisition, we were required to make an immediate payment of $1,000,000 at closing and we will make additional annual payments of $500,000 per year, plus interest at a rate of 4% for four years, all of which will draw significantly on future cash reserves. This acquisition allows us to manufacture our own on and off road versions of the EnerBurn product line and will allow for significant savings in the cost requirements of product sales from manufacturing.

Inflation has not significantly impacted our operations.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Significant Accounting Policies

Our discussion and analysis of the our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in conformity with U.S. generally accepted accounting principles. The application of our critical accounting policies is particularly important to the portrayal of our financial position and results of operations. These critical accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition - Revenues from sales are recognized at the point when a customer order is received and invoiced.

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

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

We have previously identified deficiencies in our internal controls and disclosure controls related to the expense recognition of stock-based compensation. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. We believe that this effort is sufficient to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our Chief Financial Officer and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

PART II - OTHER INFORMATION

ITEMS DELETED ARE NOT APPLICABLE.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2006, we issued 10,000 shares of our common stock upon the exercise of warrants previously granted at an aggregate exercise price of $12,000. During the quarter ended June 30, 2006, we granted warrants to purchase up to an aggregate of 30,000 shares of common stock at an exercise price of $2.00 per share. All of such securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No such transactions took place during the quarter ended September 30, 2006.

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

ENERTECK CORPORATION (Registrant)

Date: November 20, 2006	By:	/s/ Dwaine Reese
Dwaine Reese, Chief Executive Officer (Principal Executive Officer)

Date: November 20, 2006	By:	/s/ Richard B. Dicks
Richard B. Dicks, Chief Financial Officer (Principal Financial Officer)