Form 10KSB
period 2006-12-31
ENERTECK CORP
filed 2007-04-17
CIK 1128353

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2006

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

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

State Issuer’s revenues for its most recent fiscal year:   $641,419.

As of March 26, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer (7,711,059 shares) was approximately $5,166,000. The number of shares outstanding of the Common Stock ($.001 par value) of the Issuer as of the close of business on March 26, 2007 was 16,761,359.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format: Yes ☐  No ☒

ENERTECK CORPORATION

TABLE OF CONTENTS

		Page
	PART I

Item 1.	Description of Business	3

Item 2.	Description of Property	15

Item 3.	Legal Proceedings	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

	PART II

Item 5.	Market for Common Equity, Related Stockholder Matters
	and Small Business Issuer Purchases of Equity Securities	15

Item 6.	Management’s Discussion and Analysis or Plan of Operation	17

Item 7.	Financial Statements	25

Item 8.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	25

Item 8A.	Controls and Procedures	26

Item 8B.	Other Information	26

	PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate
	Governance; Compliance with Section 16(a) of the Exchange Act	26

Item 10.	Executive Compensation	28

Item 11.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	29

Item 12.	Certain Relationships and Related Transactions,
	and Director Independence	30

Item 13.	Exhibits	31

Item 14.	Principal Accountant Fees and Services	32

	Signatures	33

Forward-Looking Statements

When used in this document, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” “plans”, and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends which may affect our future plans of operations, business strategy, operating results and financial position. Forward looking statements in this prospectus include without limitation statements relating to trends affecting our financial condition or results of operations, our business and growth strategies and our financing plans.

Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among other things the conditions of the markets for live events, broadcast television, cable television, Internet, entertainment, professional sports, and licensed merchandise; acceptance of our brands, media and merchandise within those markets; uncertainties relating to litigation; risks associated with producing live events both domestically and internationally; uncertainties associated with international markets; risks relating to maintaining and renewing key agreements, including television distribution agreements; and other risks and factors set forth from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I

Item 1.	Description of Business.

Introduction

Enerteck Corporation (the “Company” or “EnerTeck Parent”) was incorporated under the laws of the State of Washington on July 30, 1935 under the name of Gold Bond Mining Company for the purpose of acquiring, exploring, and developing precious metal mines and, if warranted, the mining of precious metals. We subsequently changed our name to Gold Bond Resources, Inc. in July 2000. On January 9, 2003, we acquired EnerTeck Chemical Corp. (“EnerTeck Sub”) as our wholly owned operating subsidiary. For a number of years prior to our acquisition of EnerTeck Sub, we were an inactive, public “shell” corporation seeking to merge with or acquire an active, private company. As a result of the acquisition, we are now acting as a holding company, with EnerTeck Sub as our only operating business. Subsequent to this transaction, on November 24, 2003, we changed our domicile from the State of Washington to the State of Delaware, changed our name from Gold Bond Resources, Inc. to EnerTeck Corporation and effected a one from 10 reverse common stock split. Unless the context otherwise requires, the terms “we,” “us” or “our” refer to EnerTeck Corporation and its consolidated subsidiary.

EnerTeck Sub, our wholly owned operating subsidiary, was incorporated in the State of Texas on November 29, 2000. It was formed for the purpose of commercializing a diesel fuel specific combustion catalyst known as EnerBurn®, as well as other combustion enhancement and emission reduction technologies. Nalco/Exxon Energy Chemicals, L.P. (“Nalco/Exxon L.P.”), a joint venture between Nalco Chemical Corporation and Exxon Corporation commercially introduced EnerBurn in 1998. When Nalco/Exxon L.P. went through an ownership change in 2000, our founder, Dwaine Reese, formed EnerTeck Sub. It acquired the EnerBurn trademark and related assets and took over the Nalco/Exxon L.P. relationship with the EnerBurn formulator and blender, and its then supplier, Ruby Cat Technology, LLC (“Ruby Cat”). The decision to form EnerTeck Sub and acquire the EnerBurn business was motivated by Mr. Reese’s belief that:

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

Business of the Company and Current Operations

We, through our wholly owned subsidiary, specialize in the sales and marketing, and since August 2006, in the manufacturing of a fuel borne catalytic engine treatment for diesel engines known as EnerBurn®. We utilize a sales process that includes detailed proprietary customer fleet monitoring protocols in on-road applications that quantify data and assists in managing certain internal combustion diesel engine operating results while utilizing EnerBurn. Test data prepared by Southwest Research Institute and actual customer usage has indicated that the use of EnerBurn in diesel engines improves fuel economy, lowers smoke, and decreases engine wear and the dangerous emissions of both Nitrogen Oxide (NOx) and microscopic airborne solid matter (particulates). Our principal target markets are presently the trucking, heavy construction and maritime shipping industries. We also expect that revenues will be derived in the future from the railroad, mining and offshore drilling industries. Each of these industries share certain common financial characteristics, i.e. (i) diesel fuel represents a disproportionate share of operating costs; and (ii) relatively small operating margins are prevalent. Considering these factors, management believes that the use of EnerBurn and the corresponding derived savings in diesel fuel costs can positively effect the operating margins of its customers while contributing to a cleaner environment.

We own the EnerBurn trademark and, since July 2006, the EnerBurn formulas and technology. Prior to July 13, 2006, we obtained EnerBurn products and services from Ruby Cat and its affiliates pursuant to arrangement made with Ruby Cat. Pursuant to a memorandum of understanding with Ruby Cat which expired on December 31, 2003, the Company was granted the exclusive, global marketing rights from Ruby Cat and an option to purchase the EnerBurn technology and associated assets by December 31, 2003 for $6.6 million which was not exercised. Following expiration of the memorandum of understanding, Ruby Cat and its affiliates continued to supply EnerBurn products to the Company but not pursuant to a formal written contract. On July 13, 2006, we completed the acquisition of the EnerBurn formulas, technology and associated assets pursuant to an Asset Purchase Agreement executed as of the same date between the Company and the owner of Ruby Cat (see “Our Purchase of the EnerBurn Technology” below). Since we were primarily a sales and marketing organization prior our acquisition of the EnerBurn formulas and technology, we have not spent any funds on research and development activities through 2006. We expect this to change however in the future.

Since inception and through 2005, we engaged in limited marketing of the EnerBurn technology and generated minimal sales, principally to the trucking and maritime industries. Total revenue from sales for 2004 amounted to $179,000 and for 2005 amounted to $48,000, much of which came during the fourth quarter of 2005. Due to a lack of working capital, and a nearly complete turnover in upper management and sales staff dating back into 2004, senior management changed its method of marketing the operation during 2005. The majority of the marketing effort for 2005 was directed at targeting and gaining a foothold in one of our major target areas, the inland marine diesel market. Management focused virtually all of our resources at pinpointing and convincing one major customer within this market, Custom Fuel Services Inc. (“Custom”) to go full fleet with our diesel fuel additive product lines. A substantial portion of 2005 was spent testing our primary product, EnerBurn, on one large inland marine vessel belonging to this major potential customer.

As a result thereof, on July 28, 2005, EnerTeck Sub entered into an Exclusive Reseller and Market Development Agreement (the “Custom Agreement”) with Custom. Under the Custom Agreement, EnerTeck Sub has appointed Custom, which provides dockside and midstream fueling from nine service locations in Louisiana, Kentucky, Illinois, West Virginia, Missouri and Iowa, as its exclusive reseller of EnerBurn and the related technology on the Western Rivers of the United States, meaning the Mississippi River, its tributaries, South Pass, and Southwest Pass, excluding the Intra Coastal Waterway. The Agreement has an initial term of three years but can be terminated upon 60 days prior written notice by either party. Custom is not required to purchase a minimum volume of EnerBurn during the term of the Custom Agreement. Subsequent to the signing of the Custom Agreement, Custom obtained the regulatory approvals and installed the blending equipment necessary to facilitate its distribution of EnerBurn. In February 2006, we delivered our first shipment of EnerBurn to Custom by delivering 4,840 gallons. During the first quarter and most of the second quarter on 2006, Custom concentrated on completing the required infrastructural work to allow Custom to begin servicing the Ingram and other fleets. This work was completed late in the second quarter of 2006 and treatment of the Ingram fleet was commenced. Late in the second quarter, Custom placed a second order of 4,840 gallons and began treatment on the Mississippi River.  This initial purchase order plus the second order received in the second quarter of 2006, amount in size to more revenue and a higher margin than all the orders combined for 2005, 2004 and 2003. In addition to our efforts in the marine sales, the sales effort resulted in initial sales to customers in the heavy constructions market during the third quarter of 2006. Primarily as a result of our relationship with Custom, we had product sales in 2006 amounting to $641,000. At present this one customer represents a majority of our sale revenues. With Custom’s assistance, however, negotiations are currently underway with several over large customers in the same industry to expand this market. The loss of Custom as a customer would adversely affect our business and we cannot provide any assurances that we could adequately replace the loss of this customer.

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

Our Target Markets

Our primary domestic target markets presently include the trucking, heavy construction and maritime shipping industries. We also expect that revenues will be derived in the future from the railroad, mining and offshore drilling industries. Combined, management believes these industries consume billions of gallons of diesel fuel. Furthermore, each of these industries typically experiences relatively small operating margins. Because of these financial factors, management believes that the ability to reduce fuel consumption, even by a small amount, could have a dramatic effect on its customers’ competitive viability.

Sales and Marketing Strategy

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

Our sales process begins with a proof of performance demonstration that is a thorough analysis of the potential customer, including fleet type, size, and opportunity. (See “Business - Product Testing - EnerBurn Proof of Performance Demonstrations”, above). This is followed with sales presentations at both the executive level and maintenance level. Executive level sales presentations emphasize return on investment (“ROI”), while maintenance level sales presentations emphasize our technology and why it does not impact engine warranties and any potential business risk associated with a fleet shutdown.

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

Our Purchase of the EnerBurn Technology

As mentioned above, prior to July 2006, we obtained EnerBurn products and services from Ruby Cat and its affiliates pursuant to arrangement made with Ruby Cat. Pursuant to a memorandum of understanding with Ruby Cat which expired on December 31, 2003, the Company was granted the exclusive, global marketing rights from Ruby Cat and an option to purchase the EnerBurn technology and associated assets by December 31, 2003 for $6.6 million which was not exercised. Following expiration of the memorandum of understanding, Ruby Cat and its affiliates continued to supply EnerBurn products to the Company but not pursuant to a formal written contract.

On July 13, 2006, we completed the acquisition of the EnerBurn formulas, technology and associated assets pursuant to an Asset Purchase Agreement executed as of the same date (the “EnerBurn Acquisition Agreement”) between the Company and the owner of Ruby Cat (the “Seller”). Pursuant thereto, the Company acquired from the Seller all of its rights with respect to the liquid diesel motor vehicle fuel additives known as EC5805A and EC5931A products (the “Products”) as well as its rights to certain intellectual property and technology associated with the Products (collectively, the “Purchased Assets”). The purchase price for the Purchased Assets was $3.0 million, payable as follows: (i) $1.0 million paid on July 13, 2006 in cash, and (ii) the remaining $2.0 million evidenced by a promissory note (the “Note”) bearing interest each month at a rate of 4.0% per annum, compounded monthly, and which shall be paid in four annual payments of $500,000 plus accumulated interest to that date on each anniversary of the closing until the entire purchase price is paid in full. In order to secure the debt represented by the Note, the Company executed and delivered to the Seller a Security Agreement in which the Company granted the Seller a first priority lien on the Purchased Assets.

The EnerBurn Acquisition Agreement provides that for five years after closing the Seller will not, within the United States or anywhere abroad, be engaged in the business of researching, developing, manufacturing, marketing or selling products intended to improve the fuel efficiency of heavy duty diesel engines.

In addition, so long as any amounts payable to the Seller under the Note remain unpaid, the Company shall provide observation rights to one representative designated by the Seller to attend meeting of the Company’s Board of Directors. Such observer shall have the right to observe and participate in such meetings but shall not have the right to vote.

Contemporaneously with the closing, the Company granted the Seller a non-exclusive, fully paid, perpetual, non-revocable, royalty-free, assignable license, to manufacture, market and sell a certain product known as “Thermoboost II”, which has the same chemical formulation as one of the Products and which is used exclusively in home heating oil.

Manufacturing

The acquisition of the EnerBurn formulas, technology and associated assets has provided us the ability to transform our business from a sales organization to a fully integrated manufacturer and distributor of EnerBurn. The manufacturing of our EnerBurn product is now undertaken pursuant to a Manufacturing and Supply Agreement entered into on August 18, 2006 with Independent Contract Packaging, Inc., a Texas corporation located in Cut and Shoot, Texas (“ICP”). Pursuant to the agreement, ICP has been appointed as our non-exclusive manufacturer, blender and packager of our EnerBurn product for a term of three years. As provided in the agreement, we have agreed to purchase and supply certain tanks and related equipment and raw materials to be used by ICP to manufacture, blend and package the EnerBurn product, and ICP has agreed to provide its manufacturing, blending and packaging services on a commercially reasonably prompt basis according to the specifications received from and required by us. For such services, we have agreed to pay ICP its fees pursuant to an agreed upon fee schedule.

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

Business and Financial Risks

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE AND WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES AND OUR FINANCIAL RESULTS. For the years ended December 31, 2006 and 2005, we generated revenues of $641,000 and $48,000, respectively, and incurred net losses of $639,000 and $11,248,000, respectively. Our failure to increase our revenues significantly or improve our gross margins will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve, or our operating expenses exceed our expectations, our operating results will suffer. If we are unable to sell our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.

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

Ruby Cat registered these products with the US Environmental Protection Agency which registrations we acquired in connection with the EnerBurn Acquisition Agreement. EnerBurn is registered in the United States only, and we are considering its registration in other countries. Further testing could be needed in these or other countries. We cannot assure you that EnerBurn will pass any future testing that may be required. The failure of EnerBurn to obtain registration in countries or areas where we would like to market it, could have a materially adverse effect on our business and plan of operation.

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

LOSS OF OUR LARGEST CUSTOMER COULD RESULT IN SUBSTANTIAL DECREASE IN REVENUES. Primarily as a result of our relationship with Custom Fuel Services Inc. (“Custom”), we had product sales in 2006 amounting to $641,000. At present this one customer represents a majority of our sale revenues. With Custom’s assistance, negotiations are currently underway with several over large customers in the same industry to expand this market. However, there is no assurance that we will be able to expand this market. The loss of Custom as a customer would adversely affect our business and we cannot provide any assurances that we could adequately replace the loss of this customer.

RELIANCE UPON THIRD-PARTY MANUFACTURER FOR OUR PRODUCTS. The manufacturing of our EnerBurn products are undertaken pursuant to a Manufacturing and Supply Agreement entered into on August 18, 2006 with Independent Contract Packaging, Inc., a Texas corporation located in Cut and Shoot, Texas (“ICP”). Pursuant to the agreement, ICP has been appointed as our non-exclusive manufacturer, blender and packager of our EnerBurn product for a term of three years. ICP is presently our sole manufacturer. Although we believe we can secure other manufacturers, we expect that the deterioration or cessation of our relationship with ICP would have a material adverse effect, at least temporarily, until new relationships are satisfactorily in place. In addition, any manufacturers that we rely upon may possibly become unreliable in meeting delivery schedules, experience their own financial difficulties or provide products of inadequate quality. Any problems with our third-party manufacturers can be expected to have a material adverse effect on our financial condition, business, results of operations and continued growth prospects.

THE PAYMENTS DUE TO THE SELLER OF THE ENERBURN TECHNOLOGY WILL DRAW SIGNIFICANTLY ON FUTURE CASH RESERVES. On July 13, 2006, we completed the acquisition of the EnerBurn formulas, technology and associated assets pursuant to an Asset Purchase Agreement executed as of the same date (the “EnerBurn Acquisition Agreement”) between the Company and the owner of Ruby Cat (the “Seller”). Pursuant thereto, the Company acquired from the Seller all of its rights with respect to the liquid diesel motor vehicle fuel additives known as EC5805A and EC5931A products (the “Products”) as well as its rights to certain intellectual property and technology associated with the Products (collectively, the “Purchased Assets”). The purchase price for the Purchased Assets was $3.0 million, payable as follows: (i) $1.0 million paid on July 13, 2006 in cash, and (ii) the remaining $2.0 million evidenced by a promissory note (the “Note”) bearing interest each month at a rate of 4.0% per annum, compounded monthly, and which shall be paid in four annual payments of $500,000 plus accumulated interest to that date on each anniversary of the closing until the entire purchase price is paid in full. In order to secure the debt represented by the Note, the Company executed and delivered to the Seller a Security Agreement in which the Company granted the Seller a first priority lien on the Purchased Assets. The foregoing payments will draw significantly on future cash reserves. In addition, if we are unable to make such payment obligations, the Seller could foreclose on its lien on the Purchase Assets or take other action, all of which would likely have a material adverse effect on our business.

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

Risks Related To Our Common Stock

WE HAVE ISSUED A SUBSTANTIAL NUMBER OF WARRANTS TO PURCHASE OUR COMMON STOCK WHICH WILL RESULT IN SUBSTANTIAL DILUTION TO THE OWNERSHIP INTERESTS OF OUR EXISTING SHAREHOLDERS.  As of December 31, 2006, we had 16,761,359 shares of common stock outstanding. Up to an additional 4,426,650 shares are issuable upon the exercise of the warrants currently outstanding. The exercise of all of these warrants substantially dilute the ownership interests of our existing shareholders.

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

We do not own any real estate. We lease approximately 2,722 square feet of space for our executive offices at 10701 Corporate Drive, Suite No. 150, Stafford, Texas. Such lease, which commenced on February 1, 2001, had an original term of three years and has been extended to April 30, 2010. Rent expense for the years ended December 31, 2006 and December 31, 2005 totaled approximately $43,140 and $52,327, respectively. Management believes that the current facility is adequate for the foreseeable future.

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

Period	Bid Prices
Year ended December 31, 2005:	High	Low

Jan. 1, 2005 to March 31, 2005	$0.39	$0.15
April l, 2005 to June 30, 2005	$0.83	$0.18
July 1, 2005 to Sept. 30, 2005	$2.32	$0.83
Oct. 1, 2005 to Dec. 31, 2005	$2.38	$1.80

Year ended December 31, 2006:	High	Low

Jan. 1, 2006 to March 31, 2006	$2.39	$1.65
April l, 2006 to June 30, 2006	$2.11	$1.40
July 1, 2006 to Sept. 30, 2006	$1.90	$1.10
Oct. 1, 2006 to Dec. 31, 2006	$1.25	$0.53

Holders

As of March 26, 2007, there were approximately 917 stockholders of record of the Company’s Common Stock. This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

In 2004, the Company granted warrants to purchase up to 705,000 shares of common stock at varying exercise prices ranging from $.01 to $1.20 per share. During 2004, the Company issued 224,000 shares of common stock upon the exercise of warrants at an aggregate exercise price of $224,800. Also, during 2004, the Company issued an additional 135,484 shares of common stock to Maxim Partners, LLC which exercised its rights under a cashless exercise provision to the warrant agreement whereby it exercised 200,000 warrants and received 135,484 common shares by forfeiting 64,516 warrants. The Company received no cash proceeds from this exercise.

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

In December 2005, the Board of Directors of the Company authorized the return and immediate reissuance of an aggregate of 2,750,000 shares of common stock to the four founding shareholders. In March 2004, such shareholders had delivered 3,000,000 shares (the “Returned Shares”) to the Company for cancellation as part of a corporate reorganization and restructuring.

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

During the first quarter of 2006, the Company issued 10,000 shares of common stock upon the exercise of warrants previously granted at an aggregate exercise price of $12,000.  During the second quarter of 2006, the Company granted warrants to purchase up to an aggregate of 30,000 shares of common stock at an exercise price of $2.00 per share. In December 2006, the Board of Directors of the Company authorized the return and immediate reissuance of an aggregate of 250,000 shares of common stock to two of the four founding shareholders, representing the balance of the Returned Shares which had not then yet been reissued.

All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation
plans approved by
security holders	-0-		-0-	1,000,000	(1)

Equity compensation
plans not approved
by security holders	4,426,650	(2)	$1.34	N/A

Total	4,426,650		$1.34	-0-

(1)	Represents shares underlying the 2003 Employee Stock Option Plan. To date, no options have been issued pursuant to the Plan. The exercise prices will be determined at the time of issuance.

(2)	Represents shares underlying the individual grant of warrants.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

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

We utilize a sales process that includes detailed proprietary customer fleet monitoring protocols in on-road applications that quantify data and assists in managing certain internal combustion diesel engine operating results while utilizing EnerBurn. Test data prepared by Southwest Research Institute and actual customer usage has indicated that the use of EnerBurn in diesel engines improves fuel economy, lowers smoke, and decreases engine wear and the dangerous emissions of both Nitrogen Oxide (NOx) and microscopic airborne solid matter (particulates). Our principal target markets presently include the trucking, heavy construction and maritime shipping industries. We also expect that revenues will be derived in the future from the railroad, mining and offshore drilling industries. Each of these industries share certain common financial characteristics, i.e. (i) diesel fuel represents a disproportionate share of operating costs; and (ii) relatively small operating margins are prevalent. Considering these factors, management believes that the use of EnerBurn and the corresponding derived savings in diesel fuel costs can positively effect the operating margins of its customers while contributing to a cleaner environment.

Restatement of Financial Statements for the Year Ended December 31, 2005

In December 2005, the Company sold 2,450,000 shares of common stock and 1,000,000 warrants to BATL Bioenergy LLC for $3,000,000 in cash. An expense for $2,299,420 was recognized in error as compensation cost associated with the issuance of the warrants. As a result, the Company has restated its 2005 financial statements in order to properly reflect the value assigned to the warrants as a pro-rata share of the equity financing, rather than an expense of the Company. In addition, in connection with the reissuance of shares of common stock to the four founding shareholders of the Company as described in Note 5 to the financial statements included with this report, the Board of Directors recognized in the fourth quarter of 2006 that the Company had not reissued the full amount of shares it was obligated to under the terms of those agreements. The balance of 250,000 shares were reissued to such founding shareholders in December 2006. As a result, the Company failed to record compensation expense associated with those unissued shares during 2005. The Company has further restated its 2005 financial statements to reflect an accrual as of December 31, 2005, for $587,500, the value assigned to the subsequently reissued shares. A summary of the effects of these restatements are shown in Note 11 to the financial statements included with this report. The financial information reflected in the discussion below relating to 2005 takes into account the restatement of the 2005 financial statements.

Results of Operations

Revenues

We recognized revenues of $641,000 for the year ended December 31, 2006 compared to revenues of $48,000 for the year ended December 31, 2005, an increase of $593,000 or 1235.4%. The primary source of revenue for the years ended December 31, 2006 and 2005 is from the sale of EnerBurn to the trucking, heavy construction and maritime industries. Such increase in revenues can primarily be traced to a concerted marketing effort extended well back into 2005, which targeted our marine diesel market and culminated in an initial order from Custom Fuel Services Inc. (“Custom”), a subsidiary of Ingram Barge, during the first quarter of 2006.

On July 28, 2005, EnerTeck Sub entered into an Exclusive Reseller and Market Development Agreement (the “Custom Agreement”) with Custom. Under the Custom Agreement, EnerTeck Sub has appointed Custom, which provides dockside and midstream fueling from nine service locations in Louisiana, Kentucky, Illinois, West Virginia, Missouri and Iowa, as its exclusive reseller of EnerBurn and the related technology on the Western Rivers of the United States, meaning the Mississippi River, its tributaries, South Pass, and Southwest Pass, excluding the Intra Coastal Waterway. The Agreement has an initial term of three years but can be terminated upon 60 days prior written notice by either party. Custom is not required to purchase a minimum volume of EnerBurn during the term of the Custom Agreement. Therefore, we cannot guarantee that any meaningful revenues will be derived from the Custom Agreement. Subsequent to the signing of the Custom Agreement, Custom obtained the regulatory approvals and installed the blending equipment necessary to facilitate its distribution of EnerBurn. In February 2006, we delivered our first shipment of EnerBurn to Custom by delivering 4,840 gallons. This was followed in late 2006 with a second order of the same size.

We expect future revenue trends to initially come from the trucking, heavy construction and maritime industries, and subsequently expect revenues to also be derived from the railroad, mining and offshore drilling industries. We expect this to occur as sales increase and the sales and marketing strategies are implemented into the targeted markets and we create an understanding and awareness of our technology through proof of performance demonstrations with potential customers.

Our future growth is significantly dependent upon our ability to generate sales from heavy construction companies such as those currently coming on line, trucking companies with fleets of 500 trucks or more, and barge and tugboat companies with large maritime fleets, and railroad, mining and offshore drilling and genset applications. Our main priorities relating to revenue are: (1) increase market awareness of EnerBurn product through its strategic marketing plan, (2) growth in the number of customers and vehicles or vessels per customer, (3) accelerating the current sales cycle, and (4) providing extensive customer service and support.

In early September, 2006, we made our initial sale to a member of the heavy construction industry working in the South Central Texas area. After successful testing this initial customer has led to introductions and initial testing with a large concrete company in West Texas, one of the largest highway contracts in the state of Texas and most recently one to largest highway and heavy construction contractor in the United States. We feel as this market matures it can become a major source of business for the Company.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $401,000 or 62.6% of sales for the year ended December 31, 2006, compared to $19,000 or 39.6% of sales for the year ended December 31, 2005. In terms of absolute dollars, gross profit increased $382,000 and the gross profit percentage increased 23.0% for the 2006 calendar year compared to the 2005 calendar year due primarily to the fact that we are now a manufacturer of our core products, instead of a purchaser and relabeler.

Cost of good sold was $241,000 for the 2006 calendar year which represented 37.6% of revenues compared to $29,000 for the 2005 calendar year which represented 60.4% of revenues. The decrease in cost of goods sold as a percentage of revenues primarily reflects the decrease in overall product cost from our initiation of manufacturing of our products in house as compared to purchasing it from outside vendors.

Cost and Expenses

Costs and expenses decreased to $1,132,000 for the year ended December 31, 2006 from 10,532,000 for the year ended December 31, 2005, a decrease of $9,400,000. Such decrease was primarily due to a significant decrease in the amounts recognized for non-cash charges due to the issuance of warrants during 2005, the re-issuance of shares to certain founding shareholders and an increase in staff during 2005. Costs and expenses in all periods primarily consisted of professional fees, rent expense, amortization expense and general and administrative expenses.

Net Loss

During the year ended December 31, 2006, we reported a net loss of $639,000 as compared to a net loss of $11,248,000 for the year ended December 31, 2005. This change was primarily due to the decreases in costs and expenses primarily to the decrease in amounts recognized for non-cash charges due to the issuance of shares and warrants.

Net income in the future will be dependent upon our ability to increase revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses.

Operations Outlook

Beginning in 2005, management began a period of reassessing the Company’s direction. Due to a lack of working capital, and a nearly complete turnover in upper management and sales staff dating back into 2004, senior management changed its method of marketing the operation during 2005. The majority of the marketing effort for 2005 was directed at targeting and gaining a foothold in one of our major target areas, the inland marine diesel market. Management focused virtually all resources at pinpointing and convincing one major customer within this market, Custom, to go full fleet with our diesel fuel additive product lines. A substantial portion of 2005 was spent testing our primary product, EnerBurn, on one large inland marine vessel belonging to this major potential customer. This resulted in the signing of the Custom Agreement and delivery of the first shipment of Enerburn to Custom as discussed above. This initial purchase order plus the second order received in the second quarter of 2006, amount in size to more revenue and a higher margin than all the orders combined for 2005, 2004 and 2003. In addition to our efforts in the marine sales, the sales effort resulted in initial sales to customers in the heavy construction industry market beginning in the third quarter of 2006 in which we have used the same strategies that had successfully started with the marine market. To date, we have signed on three new customers with testing to begin with another major heavy equipment contractor in the very near future.

At present, one customer represents a majority of our sale revenues. With Custom’s assistance, however, negotiations are currently underway with several other large customers in the same industry to expand this market. The loss of Custom as a customer would adversely affect our business and we cannot provide any assurances that we could adequately replace the loss of this customer. Sales revenues to Custom and its clients have been less to date than had originally been projected. This has been due primarily to the much longer than anticipated time required to complete the installation of the infrastructure requirements necessary to allow for the product to be made available to the Custom and other clients on the Mississippi River and its tributaries. It is anticipated that as this infrastructure expansion is completed that sales should increase throughout 2007.

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

Liquidity and Capital Resources

On December 31, 2006, we had working capital of $301,000 and stockholders’ equity of $1,968,000 compared to a restated working capital of $1,745,000 and stockholders’ equity of $1,851,000 on December 31, 2005. On December 31, 2006, the Company had $429,000 in cash, total assets of $4,072,000 and total liabilities of $2,105,000 compared to $2,522,000 in cash, total assets of $2,690,000 and restated total liabilities of $839,000 on December 31, 2005.

The decrease in cash for the year ended December 31, 2006 compared to the prior year was primarily due to an increase in the cash required to purchase the manufacturing rights to our product lines and the fixed assets required to manufacture them. The decrease in working capital for the year ended December 31, 2006 compared to the prior year was primarily due to such decrease in cash together with an increase in current liabilities at December 31, 2006 compared to the prior year primarily due to the inclusion in 2006 of the current portion of the promissory note issued in 2006 to acquire the manufacturing rights to our product lines.

During the quarter ended September 30, 2005, we issued 250,000 shares of its common stock to certain accredited investors for aggregate proceeds of $250,000. In addition, in December 2005, we sold to BATL Bioenergy LLC 2,450,000 shares of the common stock and a warrant to purchase an additional 1,000,000 shares of common stock at an exercise price of $2.00 per share for the aggregate purchase price of $3,000,000. Also, in 2005, we received loans for working capital of an aggregate of $115,000 from various parties. All loans were repaid in December 2005. During 2006 an additional 50,000 shares were issued for prior services rendered, 250,000 additional shares were returned to founders, 10,000 shares were redeemed from warrants and an additional 30,000 warrants at $2.00 per share were issued on behalf of BATL Bioenergy LLC.

Cash used in operating activities was $985,000 for the year ended December 31, 2006, which was primarily the result of a loss of $639,000 partially offset by non-cash charges for depreciation of $48,000 and common stock and warrants issued for services of $157,000. Cash used in operating activities was $648,000 for the year ended December 31, 2005 which was primarily the result of a loss of $11,248,000 partially offset by non-cash charges for depreciation of $41,000 and common stock and warrants issued for services of $9,938,000.

Cash used by investing activities was $1,119,000 for the year ended December 31, 2006 which was primarily the result of the acquisition of the intellectual property. The $3,000,000 purchase of the Intellectual Property related to the manufacture of EnerBurn was paid for by an initial down payment of $1,000,000 and the issuance of a note payable for $2,000,000, $500,000 of which will come payable during 2007. Cash used by investing activities was $20,000 for the year ended December 31, 2005 which was the result of certain capital expenditures.

On July 13, 2006, we completed the acquisition of the EnerBurn formulas, technology and associated assets pursuant to an Asset Purchase Agreement executed as of the same date (the “EnerBurn Acquisition Agreement”) between the Company and the owner of Ruby Cat (the “Seller”). Pursuant thereto, the Company acquired from the Seller all of its rights with respect to the liquid diesel motor vehicle fuel additives known as EC5805A and EC5931A products (the “Products”) as well as its rights to certain intellectual property and technology associated with the Products (collectively, the “Purchased Assets”). The purchase price for the Purchased Assets was $3.0 million, payable as follows: (i) $1.0 million paid on July 13, 2006 in cash, and (ii) the remaining $2.0 million evidenced by a promissory note (the “Note”) bearing interest each month at a rate of 4.0% per annum, compounded monthly, and which shall be paid in four annual payments of $500,000 plus accumulated interest to that date on each anniversary of the closing until the entire purchase price is paid in full. In order to secure the debt represented by the Note, the Company executed and delivered to the Seller a Security Agreement in which the Company granted the Seller a first priority lien on the Purchased Assets. The foregoing payments will draw significantly on future cash reserves. This acquisition, however, allows us to manufacture our own on and off road versions of the EnerBurn product line and will allow for significant savings in the cost requirements of product sales from manufacturing.

Cash provided by financing activities was $12,000 for the year ended December 31, 2006 which was the result of the exercise of warrants. Cash provided by financing activities was $3,190,000 for the year ended December 31, 2005 primarily from the sale of equity securities to certain investors. During the quarter ended September 30, 2005, we issued 250,000 shares of its common stock to certain accredited investors for aggregate proceeds of $250,000. In addition, in December 2005, we sold to BATL Bioenergy LLC 2,450,000 shares of the common stock and a warrant to purchase an additional 1,000,000 shares of common stock at an exercise price of $2.00 per share for the aggregate purchase price of $3,000,000. Also, in 2005, we received loans for working capital of an aggregate of $115,000 from various parties. All loans were repaid in December 2005.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues we will require additional investment to satisfy our contemplated cash requirements for the next 12 months. No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. Our contemplated cash requirements for 2008 and beyond will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Other than the Note Payable for the purchase of the intellectual property, we currently have no material commitments for capital requirements.

Inflation has not significantly impacted the Company’s operations.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

Principles of Consolidation

The consolidated financial statements include the accounts of EnerTeck Corporation and its wholly-owned subsidiary, EnerTeck Chemical Corp. All significant inter-company accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three (3) months or less to be cash and cash equivalents.

Inventory

Inventory consists of market ready EnerBurn plus raw materials required to manufacture the products. Inventory is valued at the lower of cost or market using the average cost method. Also included in inventory are four large Hammonds EnerBurn doser systems amounting to $76,000 which will be transferred to marine customers during 2007. Substantially all the Company's remaining inventory was comprised of raw materials at December 31, 2006.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. As of December 31, 2006 and 2005, there were no uncollectible accounts and no allowance has been provided.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided for on the straight-line or accelerated method over the estimated useful lives of the assets. The average lives range from five (5) to ten (10) years. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred.

Intangible Assets

Intellectual property and other intangibles are recorded at cost. The Company has determined that its intellectual property has an indefinite life because there is no legal, regulatory, contractual, competitive, economic or other factor to limits its useful life, and therefore will not be amortized. For other intangibles, amortization would be computed on the straight-line method over the identifiable lives of the assets. The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective for periods beginning January 1, 2002, and thereafter. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Specifically, the statement addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires the Company to evaluate its intellectual property each reporting period to determine whether events and circumstances continue to support an indefinite life. In addition, the Company will test its intellectual property for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The statement requires intangible assets with finite lives to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value. The Company tested its intangible assets for impairment as of December 31, 2006. It was determined at that time that no impairment existed based primarily on projected sales and the resulting discounted projected cash flow analyses.

Revenue Recognition

The Company follows the provisions of SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" which was issued in December 2003, and recognizes revenues when evidence of a completed transaction and customer acceptance exists, and when title passes, if applicable. SAB No. 104 codified, revised and rescinded certain sections of Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", in order to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations.

Revenues from sales are recognized at the point when a customer order has been shipped and invoiced.

Income Taxes

The Company will compute income taxes using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on evidence from prior years, may not be realized over the next calendar year or for some years thereafter.

Income (Loss) Per Common Share

The basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net income (loss) per common share is computed by dividing the net income applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2006 and 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Financial Instruments

The Company’s financial instruments recorded on the balance sheet include cash and cash equivalents, accounts receivable, accounts payable and note payable. The carrying amounts approximate fair value because of the short-term nature of these items.

Stock Options and Warrants

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, EnerTeck had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of fiscal 2006 includes the quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. There was no unvested portion of stock options or warrants as of January 1, 2006.

Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 established standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if certain criteria are met. Freestanding financial instruments that obligate the issuer to redeem the holder’s shares, or are indexed to such an obligation, and are settled in cash or settled with shares meeting certain conditions would be treated as liabilities. Many of those instruments were previously classified as equity.

In June 2005, the FASB issued FSP FAS 150-5, Issuers Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (“FAS 150-5”). FAS 150-5 clarifies that freestanding warrants and similar instruments on shares that are redeemable should be accounted for as liabilities under FAS 150 regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. FAS 150-5 is effective for the first reporting period beginning after June 30, 2005. Although the Company had outstanding warrants as of December 31, 2006, the shares issued upon exercise of the warrants are not redeemable; consequently, management does not expect the adoption of FAS 150-5 to have a material impact on the Company's financial position, results of operations or cash flows.

In May 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections—A replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”). FAS 154 replaces APB Opinion No. 20, Accounting Changes (“APB 20”), and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements (“FAS 3”) and changes the requirements for the accounting for, and reporting of, a change in accounting principles. FAS 154 applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. FAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change in accounting principle. Additionally, FAS 154 requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in FAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

In March 2006, the EITF reached a tentative consensus on Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-03”). EITF 06-03 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. EITF 06-03 is effective for periods beginning after December 15, 2006. Management is currently evaluating the effect implementation of EITF 06-03 will have on the Company's financial position, results of operations and cash flows.

In June 2006, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 provides a comprehensive model for the recognition, measurement and disclosure in the financial statements of uncertain tax positions taken or expected to be taken on a tax return. We will adopt FIN No. 48 in the quarter ending March 31, 2007. The Company is currently evaluating the impact this interpretation may have on its future financial position, results of operations, earnings per share and cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements. Current practice allows for the evaluation of materiality on the basis of either (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). The guidance provided in SAB No. 108 requires both methods to be used in evaluating materiality (“dual approach”). SAB No. 108 permits companies to initially apply its provisions either by (1) restating prior financial statements as if the dual approach had always been used or (2) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. Thus, for some entities, the application of this statement may change current practice. SFAS No. 157 will be effective for us beginning on January 1, 2008. Management is currently evaluating the impact that the adoption of this statement may have on its financial position, results of operations, earnings per share, and cash flows.

During June 2006, The FASB has issued FIN 48 which prescribes rules for the financial statements accounting for uncertainty in income tax positions. FIN 48 requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in all jurisdictions in all tax years in which the statute of limitations remains open upon the initial date of adoption are required to be assessed. The criteria for asset recognition is that it is more likely than not that a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes is the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for the Company's fiscal 2007 year. The Company does not anticipate the adoption of FIN 48 will have a material impact on the Company's financial position, results of the operations, or cash flows.

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on The Company's results of operations, financial position or cash flow.

Item 7.	Financial Statements.

See the Financial Statements annexed to this report.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(a) Effective as of January 15, 2007, the Company dismissed Malone & Bailey, PC as its principal independent accountants subject to the completion of the restatement of the Company’s audited financial statements for the year ended December 31, 2005 which will be the responsibility of Malone & Bailey, PC. Upon the issuance of the restated audited financial statements for the year ended December 31, 2005, the dismissal of Malone & Bailey, PC will be complete.

For the past two fiscal years, the reports of the former independent accountants, Malone & Bailey, PC, contained no adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles, except for a “going concern” opinion issued in its reports for the year ended December 31, 2004.

During the Company’s two most recent fiscal years and any subsequent interim period preceding the date hereof, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants would have caused it to make reference to the subject matter of the disagreements in connection with its report.

During the Company’s two most recent fiscal years and any subsequent interim period preceding the date hereof, there were no reportable events (as described in paragraph 304(a)(1)(iv)(B) of Regulation S-B).

(b) Effective as of January 15, 2007, the Company engaged Philip Vogel & Co. PC as its principal independent accountants to audit the Company’s financial statements for the year ended December 31, 2006. The change in the Company’s independent accountants was approved by the Company’s Board of Directors.

During the Company’s two most recent fiscal years, and any subsequent period prior to engaging Philip Vogel & Co. PC, neither the Company nor, to the best of the Company’s knowledge, anyone acting on the Company’s behalf, consulted Philip Vogel & Co. PC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was subject of a disagreement with the former accountant or a reportable event (as described in paragraph 304(a)(1)(iv) of Regulation S-B).

Item 8A.	Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting that occurred during the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 8B.	Other Information.

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

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

Name	Age	Present Position and Offices	Has Served as Director Since

Dwaine Reese	64	Chairman of the	January 2003
		Board, Chief Executive
		Officer and Director

Gary B. Aman	59	Director	March 2005

Jack D. Cowles	46	Director	March 2005

Thomas F. Donino	45	Director	December 2005

Stan Crow	58	President	-

Richard B. Dicks	59	Chief Financial Officer	-

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

Based solely on the Company’s review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the year ended December 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except Gary B. Aman filed one report late relating to a total of one transaction, and Thomas F. Donino filed six reports late relating to a total of nineteen transactions.

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

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2006 and December 31, 2005, of those persons who were, at December 31, 2006 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Dwaine Reese, Chairman of the Board and Chief Executive Officer	2006 2005	$269,520(1) 170,000(2)	$0 0	$0 0(3)	$0 0	$0 0	$0 0	$7,531(4) 6,941(4)	$277,051 176,941

(1)	Includes $104,500 of accrued salary for 2004 which was paid to Mr. Reese in 2006.

(2)	Includes $20,000 of accrued salary for 2004 which was paid to Mr. Reese in 2005.

(3)
Does not include 2,325,000 shares which the Board of Directors authorized be returned and reissued to Mr. Reese in December 2005. In March 2004, Mr. Reese had delivered 2,325,000 shares to the Company for cancellation as part of a corporate reorganization and restructuring.

(4)	Mr. Reese was reimbursed $7,531 and $6,941 in 2006 and 2005, respectively, for health insurance costs.

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

2005 Stock Compensation Plan

In June 2005, the Board of Directors adopted the 2005 Stock Compensation Plan (the “2005 Stock Plan”) authorizing the issuance of up to 2,500,000 shares of common stock. Pursuant to the 2005 Stock Plan, employees, directors, officers or individuals who are consultants or advisors of the Company or any subsidiary may be awarded shares under the 2005 Stock Plan. The 2005 Stock Plan is intended to offer those employees, directors, officers, or consultants or advisors of the Company or any subsidiary who assist in the development and success of the business of the Company or any subsidiary, the opportunity to participate in a compensation plan designed to reward them for their services and to encourage them to continue to provide services to the Company or any subsidiary. To date, 2,050,000 shares have been awarded under the 2005 Stock Plan, of which 1,000,000 were granted to Parrish B. Ketchmark. At the time of the grant, Mr. Ketchmark was an officer and director of the Company but has since resigned. In December 2005, Mr. Ketchmark agreed to return 500,000 shares granted to him under the 2005 Stock Plan. No other officers or directors of the Company have been granted shares under the 2005 Stock Plan.

Other Options, Warrants or Rights

We have no outstanding options or rights to purchase any of its securities. However, as of December 31, 2006, we do have outstanding warrants to purchase up to 4,426,650 shares of its common stock.

 Employment Agreements - Executive Officers and Certain Significant Employees

None of our officers and key employees are presently bound by employment agreements. However, in connection with the Securities Purchase Agreement entered into with BATL in December 2005 and as a further inducement to BATL for making an investment in the Company, Dwaine Reese has agreed not to unilaterally resign as our Chief Executive Officer for a period of two years from December 7, 2005.

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

The following table sets forth, as of March 26, 2007, certain information with regard to the record and beneficial ownership of the Company’s Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company’s Common Stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other executive officers, if any, of the Company whose annual base salary and bonus compensation was in excess of $100,000 (the “named executive officers”), and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Dwaine Reese	3,555,000	(1)	21.2%
BATL Bioenergy LLC	3,450,000	(2)	19.4%
Thomas F. Donino	4,899,750	(3)	27.5%
Gary B. Aman	660,000	(4)	3.9%
Jack D. Cowles	398,550	(5)	2.4%
Stan Crow	650,500	(6)	3.9%

Richard B. Dicks	100,000	(7)	*

All Executive Officers and
Directors as a Group (6 persons)	10,263,800		57.1%

*	Less than 1%.

(1)	The address for Mr. Reese is 10701 Corporate Drive, Suite 150, Stafford, Texas.

(2)
Consists of 2,450,000 shares held by BATL Bioenergy LLC (“BATL”) and 1,000,000 shares underlying warrants held by BATL. This information is based solely upon information reported in filings made to the SEC on behalf of BATL. The address for BATL is 7 Lakeside Drive, Rye, New York.

(3)
Consists of 1,046,550 shares held by Mr. Donino, 2,450,000 shares held by BATL, 374,700 shares held by BATL Management LP (“BATL Management”), 1,000,000 shares underlying warrants held by BATL and 28,500 shares underlying warrants held by Mr. Donino. As the president and managing member of BATL and the sole officer, director and shareholder of BATL Management’s general partner, Mr. Donino may be deemed to be the beneficial owner of shares owned by BATL and BATL Management. BATL Management is a family limited partnership whose members are certain relatives and trusts for the benefit of certain relatives of Mr. Donino. This information is based solely upon information reported in filings made to the SEC on behalf of Thomas Donino, BATL and BATL Management. The address for Mr. Donino is 7 Lakeside Drive, Rye, New York.

(4)	The address for Mr. Aman is 6119 Apple Valley Lane, Houston, Texas.

(5)	The address for Mr. Cowles is 30 Lansdowne Drive, Larchmont, New York.

(6)	Consists of 565,500 shares held by Mr. Crow and 85,000 shares underlying warrants held by him. The address for Mr. Crow 1410 Andover Street, Livingston, Texas.

(7)	Consists of 100,000 shares underlying warrants held by Mr. Dicks. The address for Mr. Dicks is 10701 Corporate Drive, Suite 150, Stafford, Texas.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Since January 1, 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

Our board of directors currently consists of four members. They are Dwaine Reese, Gary B. Aman, Jack D. Cowles and Thomas F. Donino. Mr. Reese is the Company’s Chairman of the Board and Chief Executive Officer. Messrs. Aman, Cowles and Donino are independent directors. We have determined their independence using the definition of independence set forth in NASD Rule 4200.

Item 13.	Exhibits.

Incorporated by Reference to
2.1	Share Exchange Agreement	Exhibit 2.1 (1)

2.2	Plan of Merger	Exhibit 2.2 (2)

2.3	Article of Merger (Delaware)	Exhibit 2.3 (2)

2.4	Articles of Merger (Washington)	Exhibit 2.4 (2)

3.1	Articles of Incorporation (July 8, 2003 filing date)	Exhibit 3.1 (2)

3.2	Bylaws	Exhibit 3.2 (2)

4.1	Specimen of Common Stock Certificate	Exhibit 4.1 (2)

4.2	Registrant’s 2003 Stock Option Plan	Exhibit 4.1 (3)

4.3	Registrant’s 2005 Stock Compensation Plan	Exhibit 99.1 (4)

4.4	Form of Common Stock Purchase Warrant granted to various persons at various times from August 2003 to date	Exhibit 4.4 (5)

4.5	Registration Rights Agreement dated December 8, 2005 between the Company and BATL Bioenergy LLC	Exhibit 4.1 (6)

4.6	Warrant to purchase 1,000,000 shares issued to BATL Bioenergy LLC	Exhibit 4.2 (6)

10.1	Memorandum of Understanding by and between the Registrant’s Subsidiary and RubyCat Technology dated February 1, 2003	Exhibit 10.22 (2)

10.2	Office Lease dated February 1, 2001	Exhibit 10.23 (2)

10.3	Office Lease Amendment dated March 31, 2003	Exhibit 10.24 (2)

10.4	Second Amendment to Lease Agreement	*

10.5	Third Amendment to Lease Agreement	*

10.6	Redemption Agreement dated December 6, 2005 between the Company and Parrish B. Ketchmark and Parrish Brian Partners, Inc.	Exhibit 10.1 (6)

10.7	Securities Purchase Agreement dated December 8, 2005 between the Company and BATL Bioenergy LLC	Exhibit 10.2 (6)

10.8	Asset Purchase Agreement dated as of July 13, 2006	Exhibit 2.1 (7)

10.9	Manufacturing and Supply Agreement dated August 18, 2006	*

21.1	Subsidiaries of the Registrant	*

23.1	Consent of Malone & Bailey, P.C.	*

23.2	Consent of Philip Vogel & Co. PC	*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 23, 2003, and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2, File No. 333-108872, and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Schedule 14A filed on August 12, 2003, and incorporated by reference herein.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-1258814, and incorporated by reference herein.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, and incorporated by reference herein.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 12, 2005, and incorporated by reference herein.

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 19, 2006, and incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2006 and December 31, 2005:

Fee Category	2006 Fees	2005 Fees

Audit Fees	$30,710	$16,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$30,710	$16,500

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

Dated: April 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dwaine Reese	Chief Executive Officer,	04/16/2007
Dwaine Reese	Chairman of the Board
and Director
(Principal Executive Officer)

/s/ Richard B. Dicks	Chief Financial Officer	04/16/2007
Richard B. Dicks	(Principal Financial Officer)

/s/ Gary B. Aman	Director	04/16/2007
Gary B. Aman

/s/ Jack D. Cowles	Director	04/16/2007
Jack D. Cowles

/s/ Thomas F. Donino	Director	04/16/2007
Thomas F. Donino

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
EnerTeck Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheet of EnerTeck Corporation and subsidiary as of December 31, 2006, and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnerTeck Corporation and subsidiary as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments described in Note 11 that were applied to restate the 2005 financial statements to correct errors. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2005 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2005 consolidated financial statements taken as a whole.

/s/ Philip Vogel & Co. PC PHILIP VOGEL & CO. PC

Certified Public Accountants

Dallas, Texas

March 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
EnerTeck Corporation
Stafford, Texas

We have audited the accompanying consolidated balance sheet of EnerTeck Corporation as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of EnerTeck's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnerTeck Corporation as of December 31, 2005, and the results of its operations and cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 11, the accompanying statements as of December 31, 2005 and for the year then ended have been restated to properly record warrants issued in connection with an equity financing.

/s/ Malone & Bailey, PC

Malone & Bailey, PC www.malone-bailey.com Houston, Texas

March 30, 2006 (March 28, 2007 as to the effects of the restatements described in Note 11)

ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 2006 and 2005

		Restated
ASSETS	2006	2005
Current assets
Cash	$429,483	$2,522,269
Inventory	137,485	17,190
Receivables - trade	290,072	24,993
Receivables - employee	29,145	0
Prepaid Expenses	19,625	19,900
Total current assets	905,810	2,584,352

Intellectual Property	3,000,000	0

Property and equipment, net of accumulated depreciation of $168,011 and $119,797 respectively	166,832	105,231

Total assets	4,072,642	2,689,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Note payable - current maturity	500,000	0
Accounts payable	64,510	52,287
Accrued liabilities	40,000	199,115
Accrued services - Founders' stock	0	587,500
Total current liabilities	604,510	838,902

Long Term Liabilities
Notes Payable - long term portion	1,500,000	0
Total Long Term Liabilities	1,500,000	0

Stockholders’ Equity
Preferred stock, $.001 par value, 100,000,000 shares authorized, none issued
Common stock, $.001 par value, 100,000,000 shares authorized, 16,761,359 and	16,761
16,451,359 shares issued and outstanding, respectively	16,451
Additional paid-in capital	18,823,714	18,067,524
Accumulated deficit	(16,872,343)	(16,233,294)
Total stockholders’ equity	1,968,132	1,850,681

Total liabilities and stockholders’ equity	$4,072,642	$2,689,583

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006 and 2005

		Restated
	2006	2005

Product Sales	$641,419	$48,093
Cost of goods sold	240,770	29,198
Gross profit	400,649	18,895
Costs and expenses:
General and Administrative Expenses:
Wages	421,676	337,490
Non-cash compensation	157,000	9,937,780
Depreciation	48,214	40,669
Other Selling, General and Administrative Expenses	505,458	216,350
Total Expenses	1,132,348	10,532,289
Operating loss	(731,699)	(10,513,394)

Other income (expense)
Interest Income	67,520	0
Dividend Income	7,325	0
Other Income	57,805	30,115
Loss from settlement of Debt	0	(718,313)
Interest expense	(40,000)	(46,850)
Net Income (loss)	$(639,049)	$(11,248,442)

Net loss per share:
Basic and diluted	($0.04)	($0.99)
Weighted average shares outstanding:
Basic and diluted	16,540,181	11,393,897

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2006 and 2005 (Restated)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2004	8,551,509	$8,551	$4,601,144	$(4,984,852)	$(375,157)

Common stock for services	2,560,000	2,560	1,688,840		1,691,400
Return of Founders’ Stock	2,750,000	2,750	6,459,750		6,462,500
Sale of common stock	2,700,000	2,700	3,247,300		3,250,000
Settlement of debt	650,000	650	873,350		874,000
Redemption of common stock	(760,150)	(760)	760		0
Warrant Expense			1,196,380		1,196,380
Net loss				(11,248,442)	(11,248,442)

Balances, December 31, 2005	16,451,359	16,451	18,067,524	(16,233,294)	1,850,681

Return of Founders' Stock	250,000	250	587,250		587,500
Common stock for services	50,000	50	92,450		92,500
Warrants Exercised	10,000	10	11,990		12,000
Warrants Issued			64,500		64,500
Net Loss				(639,049)	(639,049)

Balances, December 31, 2006	16,761,359	$16,761	$18,823,714	$(16,872,343)	$1,968,132

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006 and 2005

		Restated
	2006	2005
Net (loss)	($639,049)	($11,248,442)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation	48,214	40,389
Common stock issued for services	92,500	9,937,780
Warrants issued to Investor	64,500	0
Loss on Settlement of debt	0	718,313
Non-cash income items	(57,805)	0
Changes in operating assets and liabilities:
Accounts receivable	(265,079)	(24,993)
Inventory	(120,295)	1,052
Prepaid expenses and other	(19,225)	(19,900)
Accounts payable	12,223	(221,406)
Interest payable	40,000	0
Accrued expenses	(141,310)	168,752
NET CASH USED IN OPERATING ACTIVITIES	(985,326)	(648,455)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(109,815)	(20,074)
Acquisition of intellectual property	(1,000,000)	0
Employee advances	(9,645)	0
CASH USED IN INVESTING ACTIVITIES	(1,119,460)	(20,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of warrants	12,000	0
Proceeds from sale of common stock	0	3,250,000
Proceeds from note payable	0	115,057
Repayments of note payable	0	(175,057)
CASH PROVIDED BY FINANCING ACTIVITIES	12,000	3,190,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,092,786)	2,521,471
Cash and cash equivalents, beginning of year	2,522,269	798
Cash and cash equivalents, end of year	$429,483	$2,522,269
Cash paid for:
Income tax	$0	$0
Interest	$0	$0
Non-cash investing and financing activities:
Note payable originated for the purchase of intellectual
property	$2,000,000

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION and SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of Consolidation

The consolidated financial statements include the accounts of EnerTeck Corporation and its wholly-owned subsidiary, EnerTeck Chemical Corp. All significant inter-company accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three (3) months or less to be cash and cash equivalents.

Inventory

Inventory consists of market ready EnerBurn plus raw materials required to manufacture the products. Inventory is valued at the lower of cost or market using the average cost method. Also included in inventory are four large Hammonds EnerBurn doser systems amounting to $76,000 which will be transferred to marine customers during 2007. Substantially all the Company's remaining inventory was comprised of raw materials at December 31, 2006.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. As of December 31, 2006 and 2005, there were no uncollectible accounts and no allowance has been provided.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided for on the straight-line or accelerated method over the estimated useful lives of the assets. The average lives range from five (5) to ten (10) years. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred.

Intangible Assets

Intellectual property and other intangibles are recorded at cost. The Company has determined that its intellectual property has an indefinite life because there is no legal, regulatory, contractual, competitive, economic or other factor to limit its useful life, and therefore will not be amortized. For other intangibles, amortization would be computed on the straight-line method over the identifiable lives of the assets. The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective for periods beginning January 1, 2002, and thereafter. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Specifically, the statement addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires the Company to evaluate its intellectual property each reporting period to determine whether events and circumstances continue to support an indefinite life. In addition, the Company will test its intellectual property for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The statement requires intangible assets with finite lives to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value. The Company tested its intangible assets for impairment as of December 31, 2006. It was determined at that time that no impairment existed based primarily on projected sales and the resulting discounted projected cash flow analyses.

Revenue Recognition

The Company follows the provisions of SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" which was issued in December 2003, and recognizes revenues when evidence of a completed transaction and customer acceptance exists, and when title passes, if applicable. SAB No. 104 codified, revised and rescinded certain sections of Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", in order to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations.

Revenues from sales are recognized at the point when a customer order has been shipped and invoiced.

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

Diluted net income (loss) per common share is computed by dividing the net income applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2006 and 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Financial Instruments

The Company’s financial instruments recorded on the balance sheet include cash and cash equivalents, accounts receivable, accounts payable and note payable. The carrying amounts approximate fair value because of the short-term nature of these items.

Stock Options and Warrants

Effective January 1, 2006, EnerTeck began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, EnerTeck had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. EnerTeck adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of fiscal 2006 includes the quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. There was no unvested portion of stock options or warrants as of January 1, 2006.

The following table illustrates the effect on net loss and loss per share if EnerTeck had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation in years prior to 2006.

Year Ended December 31, 2005
Net loss, as reported	$(11,248,442)
Add: Expense recorded	24,000

Deduct: expense determined under the fair value
Based method for all awards	(223,723)

Pro forma net loss	$(11,448,165)

Loss per share:
Basic and diluted - as reported	$(0.99)

Basic and diluted - pro forma	$(1.00)

Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 established standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if certain criteria are met. Freestanding financial instruments that obligate the issuer to redeem the holder’s shares, or are indexed to such an obligation, and are settled in cash or settled with shares meeting certain conditions would be treated as liabilities. Many of those instruments were previously classified as equity.

In June 2005, the FASB issued FSP FAS 150-5, Issuers Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (“FAS 150-5”). FAS 150-5 clarifies that freestanding warrants and similar instruments on shares that are redeemable should be accounted for as liabilities under FAS 150 regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. FAS 150-5 is effective for the first reporting period beginning after June 30, 2005. Although the Company had outstanding warrants as of December 31, 2006, the shares issued upon exercise of the warrants are not redeemable; consequently, management does not expect the adoption of FAS 150-5 to have a material impact on the Company's financial position, results of operations or cash flows.

In May 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections—A replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”). FAS 154 replaces APB Opinion No. 20, Accounting Changes (“APB 20”), and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements (“FAS 3”) and changes the requirements for the accounting for, and reporting of, a change in accounting principles. FAS 154 applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. FAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change in accounting principle. Additionally, FAS 154 requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in FAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

In March 2006, the EITF reached a tentative consensus on Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-03”). EITF 06-03 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. EITF 06-03 is effective for periods beginning after December 15, 2006. Management is currently evaluating the effect implementation of EITF 06-03 will have on the Company's financial position, results of operations and cash flows.

During June 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48 ("FIN 48") which prescribes rules for the financial statements accounting for uncertainty in income tax positions. FIN 48 requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in all jurisdictions in all tax years in which the statute of limitations remains open upon the initial date of adoption are required to be assessed. The criteria for asset recognition is that it is more likely than not that a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes is the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for the Company's fiscal 2007 year. The Company does not anticipate the adoption of FIN 48 will have a material impact on the Company's financial position, results of the operations, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements. Current practice allows for the evaluation of materiality on the basis of either (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). The guidance provided in SAB No. 108 requires both methods to be used in evaluating materiality (“dual approach”). SAB No. 108 permits companies to initially apply its provisions either by (1) restating prior financial statements as if the dual approach had always been used or (2) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. Thus, for some entities, the application of this statement may change current practice. SFAS No. 157 will be effective for us beginning on January 1, 2008. Management is currently evaluating the impact that the adoption of this statement may have on its financial position, results of operations, earnings per share, and cash flows.

EnerTeck does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on EnerTeck's results of operations, financial position or cash flow.

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2006 and 2005 property and equipment consisted of the following:

	Useful	2006	2005
	Lives	Amount	Amount

Furniture and fixtures	5-7	$67,025	$60,575
Equipment	5-7	267,818	164,453

		334,843	225,028
Less: accumulated depreciation		168,011	119,797

		$166,832	$105,231

NOTE 3 - INTELLECTUAL PROPERTY

In July 2006, EnerTeck acquired the EnerBurn technology. The purchase price for the EnerBurn technology is as follows: (i) $1.0 million cash paid on July 13, 2006, and (ii) a promissory note for $2.0 million. EnerTeck has determined that the life of the intellectual property is indefinite, therefore, the asset is not amortized. The Company has tested the asset for impairment and has determined that no impairment exists at December 31, 2006.

NOTE 4 - INCOME TAXES

EnerTeck has incurred net losses since the merger with Gold Bond and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative operating loss carry-forward is approximately $8,150,000 at December 31, 2006, and will expire beginning in 2024.

Deferred income taxes consist of the following at December 31, 2006 and 2005:

	2006	2005
Deferred tax assets	$2,850,000	$2,665,000
Valuation allowance	(2,850,000)	(2,665,000)

	$—	—

The change in the valuation allowance for the years ended December 31, 2006 and 2005, was $185,000 and $965,000, respectively

NOTE 5 - STOCKHOLDERS' EQUITY

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

During the year ended December 31, 2004, EnerTeck received $224,800 from the exercise of 220,000 warrants at an exercise price of $1.00 per share and 4000 warrants at an exercise price of $1.20 per share, resulting in the issuance of 224,000 common shares. Additionally, 135,484 common shares were issued to our investment banker, Maxim Partners, LLC. under a cashless exercise provision to a warrant agreement. We received no proceeds from this exercise.

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

During the quarter ended September 30, 2005, EnerTeck issued 250,000 shares of its common stock to certain accredited investors for aggregate proceeds of $250,000. All of such securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506, hereunder.

During 2005, EnerTeck issued a total of 1,560,000 shares of common stock to various individuals for services valued at $706,400.

In April 2005, EnerTeck cancelled 260,150 shares of common stock.

In July 2005, EnerTeck issued 1,000,000 shares of common stock to its President and acting Chief Financial Officer, Mr. Parrish B. Ketchmark, as compensation for his continued services to the company. These shares were recorded at their fair value of $985,000.

On September 6, 2005, Mr. Ketchmark submitted his resignation as both an officer and director of EnerTeck to pursue other outside interests. On December, 2005, he agreed to allow the company to redeem 500,000 shares of this previous issued common stock, along with 500,000 warrants held by him.

During 2005, EnerTeck issued 650,000 shares of common stock to settle debt of $155,687. The shares had a value of $874,000 on the settlement date. EnerTeck recorded a loss of $718,313 on the settlement of the debt.

In December 2005, EnerTeck reissued 2,750,000 shares of the 3,000,000 shares of common stock cancelled in 2004 (see above) to four of its founding shareholders. The 250,000 remaining shares were not reissued until December 2006. The 3,000,000 shares were valued at $7,050,000, which was recorded as compensation expense for 2005. $587,500 of the compensation expense, represented by the shares not yet reissued as of December 31, 2005, has been reported as a current accrued liability at that date.

On December 9, 2005, EnerTeck sold 2,450,000 shares of common stock to BATL Bioenergy LLC for $3,000,000. BATL Bioenergy LLC was granted 1,000,000 warrants for future common stock purchases at an exercise price of $2.00 per share.

NOTE 6 - STOCK WARRANTS

During 2005 and 2006, EnerTeck issued warrants to consultants and employees as follows:

During 2005, EnerTeck's board of directors approved the issuance of warrants to acquire 1,000,000 shares of common stock at $2.00 per share to BATL Bioenergy LLC as part of BATL’s equity investment transaction.

In December 2005, warrants to acquire 100,000 shares of common stock at a price of $2.00 per share were issued to an employee as an incentive to join the company. These warrants were valued using Black-Scholes with the resulting fair value of $24,000 charged to compensation expense.

Also, in December 2005, Atheneum Capital LLC was issued warrants to acquire 500,000 shares of common stock at $1.00 per share for past consulting services. These warrants were valued using Black-Scholes with the resulting fair value of $1,172,380 charged to compensation expense.

Variables used in the Black-Scholes option-pricing model to determine the value of the warrants issued during 2005 include (1) risk-free interest rate of 5.0%, (2) expected life is the actual remaining life of the warrants, (3) expected volatility is 198.48%, and (4) zero expected dividends.

In April, 2006, an additional 30,000 warrants were granted to Mr. Thomas Donino of BATL Bioenergy LLC and his designee pursuant to the terms of an agreement made as part of the BATL stock purchase in December, 2005. These warrants have an exercise price of $2.00 per share and expire in five years. These warrants were valued using the Black-Scholes Model and the fair value of $64,500 was charged to operating expense during 2006.

Summary information regarding warrants is as follows:

		Weighted
		average
	Warrants	Share Price
Outstanding at December 31, 2004	3,306,650	1.12

Year ended December 31, 2005:
Granted	1,100,000	2.00
Exercised	-	-
Expired	-	-

Outstanding at December 31, 2005	4,406,650	$1.34

Year ended December 31, 2006:
Granted	30,000	2.00
Exercised	10,000	1.20
Expired	-	-

Outstanding at December 31, 2006	4,426,650	$1.34

Warrants outstanding and exercisable as of December 31, 2006:

		Weighted	Exercisable
	Number of	Average	Number of
Exercise Price	Warrants	Remaining Life	Warrants

$1.00	1,430,000	1.6	1,430,000
$1.20	1,864,150	1.8	1,864,150
$2.00	1,130,000	3.9	1,130,000
$3.40	2,500	1.5	2,500
	4,426,650		4,426,650

NOTE 7 - NOTE PAYABLE

The Company has a note payable in connection with its acquisition of intellectual property. The note requires four annual payments of $500,000 plus interest at 4% compounded on a monthly basis, starting July 2007. The note is secured by the intellectual property.

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

Office Lease -

EnerTeck leases office space under a non-cancelable operating lease. Future minimum rentals due under non-cancelable operating leases with an original maturity of at least one-year are approximately as follow:

December 31,	Amount
2007	$47,616
2008	47,616
2009	47,616

Rent expense for the years ended December 31, 2006 and December 31, 2005 totaled approximately $43,140 and $52,327, respectively. The current lease expires March 31, 2007. A three year lease is currently being negotiated and will be signed at terms similar to those of past years.

NOTE 9 - CONCENTRATION OF CREDIT RISK

For the year ended December 31, 2005 EnerTeck purchased 100% of its products from RubyCat. In July, 2006 EnerTeck completed the purchase of the RubyCat technology rights.

Financial instruments that potentially subject EnerTeck to concentration of credit risk are accounts receivable. Currently all Accounts Receivable are considered collectible. EnerTeck performs ongoing credit evaluations as to the financial condition of its customers. Generally, no collateral is required.

EnerTeck at times has cash in bank in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2006, EnerTeck had $429,483 in cash which is in excess of FDIC insurance limits.

NOTE 10 - REVENUE FROM MAJOR CUSTOMERS

During 2006, one customer represented a majority of the company’s sale revenues and receivables.

Note 11 - RESTATEMENT OF 2005 FINANCIAL STATEMENTS

In December 2005, EnerTeck sold 2,450,000 shares of common stock and 1,000,000 warrants for $3,000,000 cash as described in Note 5. An expense for $2,299,420 was recognized in error as compensation cost associated with the issuance of the warrants. As a result, the Company has restated its 2005 financial statements in order to properly reflect the value assigned to the warrants as a pro-rata share of the equity financing, rather than an expense of the Company.

In addition, in connection with the reissuance of the founders' shares described in Note 5, the Company discovered it had not reissued the full amount of shares it was obligated to under the terms of those agreements. As a result, it failed to record compensation expense associated with those unissued shares during 2005. The Company has further restated its 2005 financial statements to reflect an accrual as of December 31, 2005, for $587,500, the value assigned to the unissued shares.

A summary of the effects of these restatements are shown in the following table:

	As previously reported	As restated
Current liabilities	$251,402	$838,902
Additional paid-in capital	20,366,944	18,067,524
Accumulated deficit	(17,945,214)	(16,233,294)
Non-cash compensation	11,649,700	9,937,780
Net loss	(12,960,362)	(11,248,442)
Net loss per share	(1.14)	(.99)