Form 10QSB
period 2007-03-31
ENERTECK CORP
filed 2007-05-10
CIK 1128353

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Common, $.001 par value per share: 16,761,359
outstanding as of April 30, 2007

PART I - FINANCIAL INFORMATION

ENERTECK CORPORATION

Index to Financial Information
Period Ended March 31, 2007

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Unaudited	Audited
	March 31, 2007	Dec. 31, 2006
ASSETS

Current assets
Cash	$443,540	$429,483
Inventory	157,313	137,485
Receivables - Trade	41,580	290,072
Receivables - Employee	18,727	29,145
Prepaid Expenses	11,755	19,625
Total current assets	672,915	905,810

Intellectual Property	3,000,000	3,000,000

Property and equipment, net of accumulated depreciation of $179,309	151,059	166,832

Total assets	$3,823,974	$4,072,642

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Notes Payable - Current Portion	500,000	500,000
Accounts payable	$16,066	64,510
Accrued liabilities	60,000	40,000
Total current liabilities	576,066	604,510

Long Term Liabilities
Notes Payable	$1,500,000	1,500,000
Total Long Term Liabilities	$1,500,000	1,500,000

Stockholders’ Equity (Deficit)
Common stock, $.001 par value, 100,000,000 shares authorized, 16,761,359 shares issued and outstanding	16,761	16,761
Additional paid-in capital	18,823,714	18,823,714
Accumulated deficit	(17,092,568)	(16,872,343)
Total stockholders’ equity	1,747,908	1,968,132

Total liabilities and stockholders’ equity (deficit)	$3,823,974	$4,072,642

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	3 Months Ended March 31,
	2007	2006
Revenues
Product Sales	$37,180	$271,700
Cost of goods sold	11,735	136,367
Gross profit	$25,445	$135,333

General and Administrative Expenses:
Wages	$107,370	$126,956
Non-cash compensation	0	92,500
Depreciation	11,937	8,053
Other Selling, General and Administrative Expenses	118,509	110,563
Total Expenses	$237,816	$338,072

Operating loss	($212,371)	($202,739)

Interest Income	7,854	30,042
Other Income	4,293	26,411
Interest expense	20,000	0
Net Income (loss)	($220,224)	($146,286)

Net loss per share:
Basic and diluted	($0.01)	($0.009)

Weighted average shares outstanding: Basic and diluted	16,761,359	16,455,359

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 30, 2007 and 2006
(Unaudited)

	2007	2006
Net (loss)	($220,224)	($146,286)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	11,937	8,053
Common Stock issued for services	0	92,500
Warrants issued to investor	0	0
Gain on sale of assets	(964)	0
Changes in operating assets and liabilities:
Accounts receivable	248,492	22,660
Inventory	(19,827)	0
Prepaid expenses	7,870	19,900
Accounts payable	(48,444)	(41,963)
Interest payable	20,000	0
Accrued expenses	0	(98,418)
NET CASH USED IN OPERATING ACTIVITIES	($1,160)	($143,554)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Asset	4800	0
Repayment of Employee Advances	10,417	0
CASH PROVIDED BY INVESTING ACTIVITIES	$15,217	$0

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of warrants	$0	$12,000

CASH PROVIDED BY FINANCING ACTIVITIES	$0	$12,000

NET INCREASE (DECREASE) IN CASH	$14,057	($131,554)
Cash, beginning of period	$429,483	$2,522,269
Cash, end of period	$443,540	$2,390,715

Cash paid for:
Income tax	$-	$-
Interest expense	-	-

ENERTECK CORPORATION and SUBSIDIARY,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of EnerTeck Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in EnerTeck’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2006 as reported in the Form 10-KSB have been omitted.

NOTE 2 - INCOME (LOSS) PER COMMON SHARE

The basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net income (loss) per common share is computed by dividing the net income applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2007 and 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

NOTE 4- STOCK-BASED COMPENSATION

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

EnerTeck did not grant any stock options during the three months ended March 31, 2007 or 2006.

Item 2.  Management’s Discussion and Analysis of Plan of Operation

The following should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements and information relating to the Company which are based on the beliefs and assumptions made by our management as well as information currently available. When used in this document, the words “anticipate”, “believe”, “estimate”, and “expect” and similar expressions, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 under the caption “Uncertainties and Risk Factors” in Part I, Item 1 “Description of Business”. We do not intend to update these forward-looking statements.

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

We utilize a sales process that includes detailed proprietary customer fleet monitoring protocols in on-road applications that quantify data and assists in managing certain internal combustion diesel engine operating results while utilizing EnerBurn. Test data prepared by Southwest Research Institute and actual customer usage has indicated that the use of EnerBurn in diesel engines improves fuel economy, lowers smoke, and decreases engine wear and the dangerous emissions of both Nitrogen Oxide (NOx) and microscopic airborne solid matter (particulates). Our principal target markets presently include the trucking, heavy construction and maritime shipping industries. We also expect that revenues will be derived in the future from the railroad, mining and offshore drilling industries. Each of these industries share certain common financial characteristics, i.e. (i) diesel fuel represents a disproportionate share of operating costs; and (ii) relatively small operating margins are prevalent. Considering these factors, management believes that the use of EnerBurn and the corresponding derived savings in diesel fuel costs can positively affect the operating margins of its customers while contributing to a cleaner environment.

RESULTS OF OPERATIONS

Revenues

On July 28, 2005, EnerTeck Sub had entered into an Exclusive Reseller and Market Development Agreement (the “Custom Agreement”) with Custom Fuel Services, Inc. (“Custom”), a subsidiary of Ingram Barge. Under the Custom Agreement, EnerTeck Sub has appointed Custom, which provides dockside and midstream fueling from nine service locations in Louisiana, Kentucky, Illinois, West Virginia, Missouri and Iowa, as its exclusive reseller of EnerBurn and the related technology on the Western Rivers of the United States, meaning the Mississippi River, its tributaries, South Pass, and Southwest Pass, excluding the Intra Coastal Waterway. The Agreement has an initial term of three years but can be terminated upon 60 days prior written notice by either party. Custom is not required to purchase a minimum volume of EnerBurn during the term of the Custom Agreement. Subsequent to the signing of the Custom Agreement, Custom obtained the regulatory approvals and installed the blending equipment necessary to facilitate its distribution of EnerBurn. In February 2006, we delivered our first shipment of EnerBurn to Custom by delivering 4,840 gallons. During most of 2006, Custom concentrated on completing the required infrastructural work to allow Custom to begin servicing the Ingram and other fleets. This work was completed late in the second quarter of 2006 and treatment of the Ingram fleet was commenced. Late in the second quarter, Custom placed a second order of 4,840 gallons. However, Custom was unable to take delivery until late in the fourth quarter of 2006. Sales to Custom, currently the Company’s largest customer have been slower than initially anticipated principally due to the longer than anticipated time that has been required for the construction and installation of the required infrastructure and equipment required to allow for the servicing of Custom’s EnerBurn market on the Mississippi River. It is anticipated that this will be completed during 2007 and sales in this market will increase significantly during the later parts of 2007.

For the three months ended March 31, 2007, we recorded sales revenues of $37,000 versus sales revenues of $271,000 in the same period of 2006. The decrease in revenues for the three month period over that of the prior year can primarily be traced to the fact that there were no orders filled for Custom in the first quarter of 2007 insofar that the large order from Custom was shipped during the fourth quarter of 2006, just prior to the beginning of the quarter.

Gross Profit

Cost of goods sold was $12,000 for the three months ended March 31, 2007 which represented 31.6% of revenues compared to $136,000 for the three months ended March 31, 2006 which represented 50.2% of revenues. This decrease in costs of goods sold as a percentage of revenues primarily reflects the decrease in overall product cost from our initiation of manufacturing of our products as compared to purchasing our products from an outside vendor. Since July 2006, we have owned the EnerBurn technology and associated assets. Although our manufacturing is done for us by an unrelated third party, we should continue to realize a better gross margin due to our now manufacturing our own product lines which started in the third quarter of 2006. than we have achieved in the past when we did not own the product line and purchased our products from an outside vendor.

Gross profit, defined as revenues less cost of goods sold, was $25,000 or 68.4% of sales for the three months ended March 31, 2007, compared to $135,000 or 49.8% of sales for the three months ended March 31, 2006. In terms of absolute dollars, the decrease is a direct reflection of the difference in sales volume for the two periods. In terms of the percentage of sales, the increase is due primarily to the fact that we are now a manufacturer of our core products, instead of a purchaser and relabeler.

Costs and Expenses

Operating expenses were $238,000 for the three months ended March 31, 2007 as compared to $338,000 for the three months ended March 31, 2006, a decrease of $100,000. The majority of such decrease was due to the issuance of stock for outside consultants during the first three months of 2006 which resulted in a non-cash charge to earnings, a requirement which made up the majority of the expenditures in many prior periods. There was no comparable charge in the first quarter of 2007. Costs and expenses in all periods primarily consisted of wages, professional fees, rent expense, amortization expense and other selling, general and administrative expenses.

Net Loss

During the three months ended March 31, 2007, we reported a net loss of $220,000 as compared to a net loss of $146,000 for the three months ended March 31, 2006. This change was primarily due to the decrease in sales for the first quarter of 2007 compared to the prior year period while expenses (other than the non-cash charge described above in 2006) remained relatively constant. Net income in the future will be dependent upon our ability to increase revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses.

Operations Outlook

Beginning in 2005, management began a period of reassessing the Company’s direction. Due to a lack of working capital, and a nearly complete turnover in upper management and sales staff dating back into 2004, senior management changed its method of marketing the operation during the later parts of 2005 and in 2006. The majority of the marketing effort has for the last year been directed at targeting and gaining a foothold in one or more of our major target areas. The first target market for our company was the inland marine diesel market. For over a year, Management focused virtually all resources at pinpointing and convincing one major customer within this market, Custom, to go full fleet with our diesel fuel additive product lines. A substantial portion of 2005 and 2006 was spent testing our primary product, EnerBurn, on one large inland marine vessel belonging to this major potential customer. This resulted in the signing of the Custom Agreement and delivery of the first shipments of Enerburn to Custom as discussed above. This initial purchase order plus the second order delivered late in 2006, amount in size to more revenue and a higher margin than all the orders combined for 2005, 2004 and 2003.

At present, one customer (Custom) represents a majority of our sale revenues. The loss of Custom as a customer would adversely affect our business and we cannot provide any assurances that we could adequately replace the loss of this customer. Sales revenues to Custom and its clients have been less to date than had originally been projected. This has been due primarily to the much longer than anticipated time required to complete the installation of the infrastructure requirements necessary to allow for the product to be made available to the Custom and other clients on the Mississippi River and its tributaries. It is anticipated that as this infrastructure expansion is completed that sales should increase significantly starting later in 2007. It is also anticipated that other new customers coming on board during 2007 will lessen the impact of a loss of Custom, should that happen. In this regard, in May 2007, we entered into an Exclusive Reseller and Market Development Agreement (the “San Francisco Petroleum Agreement”) with International Marine Fuels Group, Inc., d/b/a San Francisco Petroleum (“San Francisco Petroleum”) appointing San Francisco Petroleum the exclusive reseller of EnerBurn on the U.S. Pacific Coast Waterway from the Ports of Los Angeles/Long Beach north to the Ports of Seattle/Tacoma and the inland tributaries serving those Ports.

A major change in the way EnerTeck does business commenced early in the third quarter of 2006, with the completion of the purchase of the EnerBurn technology and the commencement of manufacturing operation. This gives us permanent, exclusive rights to the EnerBurn formulas and protocols and allows for a much better gross margin than in the past. The purchase of the EnerBurn technology and associated assets was completed on July 13, 2006 and both the formulation equipment and raw materials are presently in place to manufacture for both on and off road product lines. The opening of the on road market to our products offers great potential to the Company in coming years.

In addition to our efforts in the marine sales, other additional markets have been researched and targeted. A second product market, the heavy construction industry, was targeted starting late in the third quarter of 2006. This sales effort resulted in initial sales to customers in this market. Initial product results for these customers have been very encouraging and it is felt that this should become a very good second EnerBurn market. Another potentially large market for EnerBurn is the on road trucking industry. The purchase of the rights to the EnerBurn technology and the subsequent issuance to Enerteck of its manufacturing permit for “On Road” versions of EnerBurn, allows us to now pursue this market and it is our intention to do that during 2007. We are currently working closely with two engineering firms on the development of a reliable and economically priced truck mounted dosing unit which will better allow for the efficient utilization of EnerBurn for the trucking markets. This appears to be nearing completion and it is anticipated that this market should begin opening up for us later in 2007.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2007, we had working capital of $97,000 and stockholders’ equity of $1,748,000 compared to working capital of $2,299,000 and stockholders’ equity of $2,396,000 on March 31, 2006.

The decrease in cash on hand on March 31, 2007, as compared to that of March 31, 2006, was primarily due to the use of funds required for the initial payment on the purchase of the EnerBurn technology during the third quarter of 2006 and the purchase of inventory and manufacturing equipment required to begin production of our own product lines.

Cash used in operating activities was $1,000 for the three months ended March 31, 2007, which was primarily the result of the $248,000 decrease in accounts receivable, increase in interest payable of $20,000, decrease in prepaid expenses of $8,000, and non-cash charges for depreciation of $12,000, offset by the $220,000 year to date loss in operations, decrease in inventory of $20,000, and decrease in accounts payable of $48,000.

Cash used in operating activities was $144,000 for the three months ended March 31, 2006 which was primarily the result of a loss of $146,000, accounts payable of $42,000, accrued expenses of $98,000 partially offset by non-cash charges for depreciation of $8,000 and common stock issued for services of $93,000, and accounts receivable of $23,000.

For the three months ended March 31, 2007, we had no financing activities compared to $12,000 obtained from financing activities for the three months ended March 31, 2006 from the exercise of warrants.

For the three months ended March 31, 2007, cash provided by investing activities was $15,000 due to employee advance repayments of $10,000 and proceeds from a sale of equipment of $5,000, compared to no investing activities for the three months ended March 31, 2006.

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

Item 3.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security-Holders.

None.

Item 5. Other Information.

None.

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

ENERTECK CORPORATION (Registrant)

Dated: May 9, 2007	By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2007	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)