Form 10QSB
period 2007-06-30
ENERTECK CORP
filed 2007-08-13
CIK 1128353

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 0-31981

ENERTECK CORPORATION
(Exact name of Small Business Issuer as Specified in its Charter)

Delaware	47-0929885
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Common, $.001 par value per share: 17,761,359
outstanding as of July 27, 2007

PART I - FINANCIAL INFORMATION

ENERTECK CORPORATION

Index to Financial Information
Period Ended June 30, 2007

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006

	June 30, 2007	Dec. 31, 2006
	Unaudited	Audited
ASSETS
Current assets
Cash	$453,314	$429,483
Inventory	157,662	137,485
Receivables - Trade	38,233	290,072
Receivables - Employee	13,331	29,145
Prepaid Expenses	1,225	19,625
Total current assets	663,764	905,810

Intellectual Property	3,000,000	3,000,000

Property and equipment, net of accumulated depreciation of 191,448 and 168,011, respectively	141,946	166,832

Total assets	$3,805,711	$4,072,642

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Notes Payable - Current Portion	$500,000	$500,000
Accounts payable	533	64,510
Accrued liabilities	16,300	40,000
Total current liabilities	516,834	604,510

Long Term Liabilities
Notes Payable	1,000,000	1500000
Total Long Term Liabilities	1,000,000	1500000

Stockholders’ Equity (Deficit)
Common stock, $.001 par value, 100,000,000 shares authorized, 17,761,359 and 16,461,359 shares issued and outstanding, respectively	17,762	16,761
Additional paid-in capital	19,572,714	18,823,714
Accumulated deficit	(17,301,600)	(16,872,343)
Total stockholders’ equity	2,288,877	1,968,132

Total liabilities and stockholders’ equity (deficit)	$3,805,711	$4,072,642

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$18,936	$286,872	$56,116	$560,751
Cost of goods sold	6,903	57,332	18,638	193,699
Gross profit	$12,033	$229,540	$37,478	$367,052

General and Administrative Expenses:
Wages	$106,309	$120,103	$213,679	$242,109
Non-cash compensation	0	64,500	0	157,000
Depreciation	12,139	8,053	24,076	21,621
Other Selling, Gen. & Admin. Exp.	107,502	94,307	226,011	204,372
Total Expenses	$225,950	$286,963	$463,766	$625,102

Operating loss	($213,950)	($57,423)	($426,288)	($258,050)

Interest Income	5,910	25,237	13,764	55,282
Other Income	14,335	25,620	18,628	49,849
Interest expense	(15,361)	0	(35,361)	0

Net Income (loss)	($209,033)	($6,566)	($429,257)	($152,919)

Weighted average shares outstanding:	($0.01)	($0.00)	($0.03)	($0.01)
Basic and diluted	17,431,689	16,511,359	17,098,376	16,483,845

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
Net (loss)	($429,257)	($152,919)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	24,076	21,621
Common Stock issued for services	0	92,500
Warrants issued to investor	0	64,500
Gain on sale of assets	(964)	0
Changes in operating assets and liabilities:
Accounts receivable	251,839	(254,462)
Inventory	(20,176)	(79,761)
Prepaid expenses	18,400	(70,371)
Accounts payable	(63,977)	(2,333)
Accrued expenses	(23,699)	(100,845)
NET CASH USED IN OPERATING ACTIVITIES	($243,758)	($482,070)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	$4,800	$0
Capital Expenditures	($3,025)	($60,653)
Employee Advances	15,814	0
CASH USED BY INVESTING ACTIVITIES	$17,589	($60,653)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of warrants	$0	$12,000
Proceeds of Sale of Common Stock	750,000	0
Note Payment - Intellectual Property	(500,000)	0
CASH PROVIDED BY FINANCING ACTIVITIES	$250,000	$12,000

NET INCREASE (DECREASE) IN CASH	$23,831	($530,723)
Cash, beginning of period	$429,483	$2,522,269
Cash, end of period	$453,314	$1,991,546

Cash paid for:
Income taxes	$0	$0
Interest	$66,966	$0

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

EnerTeck did not grant any stock options during the six months ended June 30, 2007 or 2006.

In April 2006, EnerTeck granted a total of 30,000 warrants to two individuals pursuant to the terms of an agreement made as part of the BATL Bioenergy LLC stock purchase in December 2005. These warrants have an exercise price of $2.00 per share and expire in 5 years from date of grant. These warrants were valued using Black-Scholes Model and the fair value of $64,500 was charged to operating expense in April 2006.

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

EXECUTIVE OVERVIEW

EnerTeck Corporation (the “Company” or “EnerTeck Parent”) was incorporated in the State of Washington on July 30, 1935 under the name of Gold Bond Mining Company for the purpose of acquiring, exploring, and developing and, if warranted, the mining of precious metals. We subsequently changed our name to Gold Bond Resources, Inc. in July 2000. We acquired EnerTeck Chemical Corp. (“EnerTeck Sub”) as a wholly owned subsidiary on January 9, 2003. For a number of years prior to our acquisition of EnerTeck Sub, we were an inactive, public “shell” corporation seeking to merge with or acquire an active, private company. As a result of this acquisition, we are now acting as a holding company, with EnerTeck Sub as our only operating business. Subsequent to this transaction, on November 24, 2003 we changed our domicile from the State of Washington to the State of Delaware, changed our name from Gold Bond Resources, Inc. to EnerTeck Corporation and affected a one for 10 reverse common stock split. Unless the context otherwise requires, the terms “we,” “us” or “our” refer to EnerTeck Corporation and its consolidated subsidiary.

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

For the three and six months ended June 30, 2007, we recorded sales revenues of $19,000 and $56,000, respectively, versus sales revenues of $287,000 and $561,000 for the same periods of 2006. This decrease in revenues for the three month and six month periods of 2007, as compared to the prior year periods, can be traced directly to the fact that there were no orders for Custom Fuel during the first or second quarters of 2007. There was a large order from Custom which was shipped during the fourth quarter of 2006, just prior to the beginning of the first quarter of 2007. It is expected that the shipments to Custom will pick up significantly during the later portion of 2007 as the infrastructure for EnerBurn fuel dosage is completed. During the first and second quarters of 2007, the bulk of the sales effort has been spent mainly in expanding the marine market to other areas and to expansion into new markets.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $12,000 or 63.5% of sales for the three months and $37,500 or 67.0% of sales for six months ended June 30, 2007, compared to $230,000 or 80.1% of sales for the three months and $367,000 or 65.4% of sales for the six months ended June 30, 2006. In terms of absolute dollars, the decrease in Gross Profits during the first and second quarters of 2007 as compared to the prior year periods is a direct reflection of the obvious difference in sales volume for the two periods. In terms of the percentage of sales, the overall percentage increase in Gross Profit as a percentage of sales of 65.4% in 2006 to 67.0% in 2007 is due primarily to the fact that we are now the manufacturer of our core product lines, rather than being simply a purchaser and relabeler. As our overall volume increases we feel confident that this improvement in the Gross Profit ratio should remain or possibly increase, somewhat.

Cost of goods sold was $7,000 for the three months and $19,000 for the six months ended June 30, 2007 respectively. This represented 36.5% and 33.2% of revenues for the three and six month periods, respectively, as compared to $57,000 for the three months and $194,000 for the six months ended June 30, 2006, which represented 20.0% and 34.6%, respectively, of revenues for that three and six month periods. This overall decrease in costs of goods sold as a percentage of revenues for the six months ended June 30, 2007 compared to the prior year period, while it is still somewhat higher than anticipated primarily due to some introductory offers for certain new customers, does reflect the decrease in overall product cost which commenced with our initiation of the manufacturing of our products, when compared to the costs of purchasing our products from an outside vendor. We have owned the EnerBurn technology and associated assets since its purchase in July 2006. Although our actual manufacturing is performed for us by an unrelated third party under contract to us, we should continue to realize a better gross margin due to our now manufacturing our own product lines, than we have achieved in the past when we were required to purchase all of our products from an outside vendor.

Costs and Expenses

Operating expenses were $226,000 for the three months and $464,000 for the six months ended June 30, 2007 as compared to $287,000 for the three months and $625,000 for the six months ended June 30, 2006, a decrease of $69,000 and $169,000, respectively. The majority of such decrease was due to the issuance of stock for outside consultants and warrant expenses during the first and second quarters of 2006, which resulted in a non-cash charge to earnings. There were no comparable charges in the first or second quarters of 2007. Costs and expenses in all periods primarily consisted of wages, professional fees, rent expense, amortization expense and other selling, general and administrative expenses.

Net Loss

During the three and six months ended June 30, 2007, we reported a net loss of $209,000 and $429,000, respectively, as compared to a net loss of $7,000 and $153,000 for the three and six months ended June 30, 2006. This change was primarily due to the decrease in sales for the first and second quarters of 2007 compared to the prior year periods while expenses (other than the non-cash charge described above in 2006) remained relatively constant. Net income in the future will be dependent upon our ability to increase revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses.

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

At present, one customer (Custom) represents a majority of our sale revenues. The loss of Custom as a customer would adversely affect our business and we cannot provide any assurances that we could adequately replace the loss of this customer. Sales revenues to Custom and its clients have been less to date than had originally been projected. This has been due primarily to the much longer than anticipated time required to complete the installation of the infrastructure requirements necessary to allow for the product to be made available to the Custom and other clients on the Mississippi River and its tributaries. It is anticipated that as this infrastructure expansion is completed that sales should increase significantly starting later in 2007. It is also anticipated that other new customers coming on board during 2007 will lessen the impact of a loss of Custom, should that happen. In this regard, in June 2007, we entered into an Exclusive Reseller and Market Development Agreement with Tanner Fuel Services, LLC appointing Tanner the exclusive reseller of EnerBurn on the Inter Coastal Waterway from Houma, Louisiana to the Port of Houston, Texas. In addition, in the second quarter of 2007, we agreed in principle to appoint International Marine Fuels Group, Inc. as the exclusive reseller of EnerBurn on the U. S. Pacific Waterway although a definitive written agreement has not been executed to date.

A major change in the way EnerTeck does business commenced early in the third quarter of 2006, with the completion of the purchase of the EnerBurn technology and the commencement of in house manufacturing operations. This gives us permanent, exclusive rights to the EnerBurn formulas and protocols and allows for a much better gross margin than in the past. The purchase of the EnerBurn technology and associated assets was completed on July 13, 2006 and both the formulation equipment and raw materials are presently in place to manufacture for both on and off road product lines. The opening of the on road market to our products offers great potential to the Company in coming years.

In addition to our efforts in the marine sales, other additional markets have been researched and targeted. A second product market, the heavy construction industry, was targeted starting late in the third quarter of 2006. This sales effort resulted in initial sales to four new customers in this market. Initial product results for these customers have been very encouraging and it is felt that this should become a very good second EnerBurn market. Another potentially large market for EnerBurn is the on road trucking industry. The purchase of the rights to the EnerBurn technology and the subsequent issuance to Enerteck of its manufacturing permit for “On Road” versions of EnerBurn, allows us to now pursue this market and it is our intention to do that during 2007. We have been working closely for over two years with two competing engineering firms on the development of a reliable and economically priced truck mounted dosing unit which will better allow for the efficient utilization of EnerBurn for the trucking markets. One of these firms has reported to us the successful completion of its testing of its computer controlled truck mounted unit and that it will be available to the market with a short lead time. With this development stage now complete, we now anticipate that this market should begin opening up for the marketing of EnerBurn much more heavily during the third and fourth quarters of 2007.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2007, we had working capital of $147,000, a debt to equity ratio of 0.66 to 1, and stockholders equity of $2,289,000 compared to working capital of $301,000, a debt to equity ratio of 1.07 to 1, and stockholders equity of $1,968,000 on December 31, 2006. On June 30, 2007, we had $453,000 in cash, total assets of $3,806,000 and total liabilities of $1,517,000, compared to $429,000 in cash, total assets of $4,073,000 and total liabilities of $2,104,510 on December 31, 2006.

The decrease in total liabilities on June 30, 2007 as compared to that at December 31, 2006 was primarily due to the payment made in the second quarter of 2007 on the note payable in connection with purchase of the EnerBurn technology. One half of the $3,000,000 purchase price for the technology has been paid, with the next payment due during the third quarter of 2008.

Cash used in operating activities was $244,000 for the six months ended June 30, 2007, which was primarily the result of the $252,000 decrease in accounts receivable, decrease in prepaid expenses of $18,000, and non-cash charges for depreciation of $24,000, offset by the $429,000 year to date loss in operations.

For the three months ended June 30, 2007, we had investing activities from the sale of a private placement of common stock in the amount of $750,000 used primarily to fund the scheduled 2007 payment due on the purchase of the intellectual property. This is compared to $12,000 obtained from financing activities during the six months ended June 30, 2006 from the exercise of warrants.

For the six months ended June 30, 2007, cash provided by investing activities was $18,000 due to employee repayment of advances of $16,000 and proceeds from a sale of equipment of $5,000, compared to no investing activities for the three months ended June 30, 2006.

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

Significant Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in conformity with U.S. generally accepted accounting principles. The application of our critical accounting policies is particularly important to the portrayal of our financial position and results of operations. These critical accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition - Revenues from sales are recognized at the point when a customer order is shipped and invoiced.

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

Item 3.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between May 1, 2007 and May 16, 2007, the Company sold a total of 1,000,000 shares of its common stock at $0.75 per share to seven investors for total gross proceeds of $750,000 in a private placement offering to accredited investors only. These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

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

ENERTECK CORPORATION (Registrant)

Dated: August 10, 2007	By:	/s/ Dwaine Reese
Dwaine Reese, Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2007	By:	/s/ Richard B. Dicks
Richard B. Dicks, Chief Financial Officer (Principal Financial Officer)