Form 10QSB
period 2007-09-30
ENERTECK CORP
filed 2007-11-08
CIK 1128353

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_______
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
outstanding as of November 1, 2007

PART I - FINANCIAL INFORMATION

ENERTECK CORPORATION

Index to Financial Information
Period Ended September 30, 2007

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006

	Unaudited	Audited
	September 30, 2007	Dec. 31, 2006
ASSETS

Current assets
Cash	$321,198	$429,483
Inventory	145,880	137,485
Receivables - Trade	244,152	290,072
Receivables - Employee	12,460	29,145
Prepaid Expenses	2,450	19,625
Total current assets	726,140	905,810

Intellectual Property	3,000,000	3,000,000

Property and equipment, net of accumulated depreciation of 205,365 and 168,011, respectively	128,028	166,832

Total assets	$3,854,168	$4,072,642

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Notes Payable - Current Portion	$500,000	$500,000
Accounts payable	20,151	64,510
Accrued liabilities	47,084	40,000
Total current liabilities	567,235	604,510

Long Term Liabilities
Notes Payable	1,000,000	1500000
Total Long Term Liabilities	1,000,000	1500000

Stockholders’ Equity (Deficit)
Common stock, $.001 par value, 100,000,000 shares authorized, 17,761,359 and 16,761,359 shares issued and outstanding, respectively	17,761	16,761
Additional paid-in capital	19,995,598	18,823,714
Accumulated deficit	(17,726,426)	(16,872,343)
Total stockholders’ equity	2,286,933	1,968,132

Total liabilities and stockholders’ equity (deficit)	$3,854,168	$4,072,642

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$245,616	$40,072	$301,732	$600,8211
Cost of goods sold	32,097	23,117	50,735	216,816
Gross profit	$213,519	$16,953	$250,997	$384,005

General and Administrative Expenses:
Wages	$108,429	$84,790	$322,108	$352,098
Stock-based compensation	—	—	—	92,500
Depreciation	13,917	10,811	37,993	32,432
Other Selling, Gen. & Admin. Exp.	83,183	86,928	309,194	280,752
Total Expenses	$205,529	$182,529	$669,295	$757,782

Operating income (loss)	$7,990	($165,576)	($418,298)	($373,777)

Stock-based delay awards	(422,884)	(64,500)	(422,884)	(64,500)
Interest Income	5,027	4,784	18,791	60,066
Other Income	300	7,325	18,928	7,325
Interest expense	(15,259)	(20,000)	(50,620)	(20,000)
Net Income (loss)	($424,826)	($237,967)	($854,083)	($390,886)

Weighted average shares outstanding:	($0.02)	($0.01)	($0.05)	($0.02)
Basic and diluted	17,761,359	16,511,359	17,321,799	16,493,117

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
Net (loss)	($854,083)	($390,886)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation	37,993	32,432
Common Stock issued for services	0	92,500
Warrants issued to investor	422,884	64,500
Gain on sale of assets	(964)	0
Changes in operating assets and liabilities:
Accounts receivable	45,920	(242,362)
Inventory	(8,395)	(44,873)
Prepaid expenses	17,175	(61,649)
Accounts payable	(44,359)	(46,046)
Interest payable	(16346)	-
Accrued expenses	23,430	(175,787)
NET CASH USED IN OPERATING ACTIVITIES	($376,745)	($772,171)

CASH FLOWS FROM INVESTING ACTIVITIES	4,800	0
Proceeds from sale of asset
Capital Expenditures	($3,025)	($109,815)
Acquisition of Intellectual Property	0	($1,000,000)
Employee Advances	16,685	0
CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$18,460	($1,109,815)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of warrants	$0	$12,000
Proceeds of Sale of Common Stock	750,000	0
Note Payment - Intellectual Property	(500,000)	0
CASH PROVIDED BY FINANCING ACTIVITIES	$250,000	$12,000

NET INCREASE (DECREASE) IN CASH	($108,285)	($1,869,986)
Cash, beginning of period	$429,483	$2,522,269
Cash, end of period	$321,198	$652,283

Cash paid for:
Income taxes	$0	$0
Interest	$66,966	$0
Non-cash investing and financing activities:
Note payable originated for the purchase of intellectual Property		$2,000,000

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

NOTE 3 - INTELLECTUAL PROPERTY

In July 2006, EnerTeck acquired the EnerBurn technology. The purchase price for the EnerBurn technology is to be paid as follows: (i) $1.0 million cash paid on July 13, 2006, and (ii) promissory note for $2.0 million bearing interest each month at a rate of 4.0% per annum, compounded monthly, and which shall be paid in four annual payments of $500,000 plus accumulated interest to that date on each anniversary of the closing until the entire purchase price is paid in full. We made the initial annual payment under the promissory note of $500,000 in May 2007, prior to its due date. EnerTeck has determined that the life of the intellectual property is indefinite. Therefore, the asset is not amortized and will be tested for impairment at least annually.

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

EnerTeck did not grant any stock options during the nine months ended September 30, 2007 or 2006.

In April 2006, EnerTeck granted a total of 30,000 warrants to two individuals pursuant to the terms of an agreement made as part of the BATL Bioenergy LLC stock purchase in December 2005. These warrants have an exercise price of $2.00 per share and expire in 5 years from date of grant. These warrants were valued using Black-Scholes Model at the fair value of $64,500 was charged to expense in April 2006. In September 2007, EnerTeck accrued an additional 510,000 warrants to BATL Bioenergy pursuant to the terms of an agreement made resulting from the BATL Bioenergy LLC stock purchase in December 2005. These warrants were issued in October 2007 and valued using Black-Scholes Model at the fair value of $423,000, which was charged to expense as non cash compensation in September 2007. All of these warrant charges were the result of required compliance with the terms of the December 2005 agreement with BATL and delays caused principally by our prior auditors over unrelated issues and are not expected to reoccur.

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

For the three and nine months ended September 30, 2007, we recorded sales revenues of $246,000 and $302,000, respectively, versus sales revenues of $40,000 and $601,000 for the same periods of 2006. This decrease in revenues for the nine month period of 2007, as compared to the prior year period, can be traced directly to the fact that there were fewer orders from Custom Fuel during the first three quarters of 2007. There was a large third quarter order from Custom, which was shipped during the fourth quarter of 2006, just prior to the beginning of the first quarter of 2007. We believe, however, that we have improved the infrastructure for delivery which should allow for orders in the future to be spread more evenly throughout the year. The bulk of the sales effort has been spent mainly in expanding the marine market to other areas and to expansion into new markets, which we feel will start showing results in the fourth quarter of 2007 and in 2008.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $214,000 or 87.0% of sales for the three months and $251,000 or 83.2% of sales for the nine months ended September 30, 2007, compared to $17,000 or 42.5% of sales for the three months and $384,000 or 63.9% of sales for the nine months ended June 30, 2006. In terms of absolute dollars, the decrease in Gross Profits during the nine months ended September 30, 2007 as compared to the prior year period is a direct reflection of the obvious difference in sales volume for the two periods. In terms of the percentage of sales, the overall percentage increase in Gross Profit as a percentage of sales of 63.9% for the nine months ended September 30, 2006 to 83.2% for the nine months ended September 30, 2007 is due primarily to the fact that we are now the manufacturer of our core product lines, rather than being simply a purchaser and relabeler. As our overall volume increases we feel confident that this improvement in the Gross Profit ratio should remain or possibly increase, somewhat.

Cost of goods sold was $32,000 for the three months and $51,000 for the nine months ended September 30, 2007 respectively. This represented 13.0% and 16.9% of revenues for the three and nine month periods, respectively, as compared to $23,000 for the three months and $217,000 for the nine months ended September 30, 2006, which represented 57.5% and 36.1%, respectively, of revenues for that three and nine month periods. This overall decrease in costs of goods sold as a percentage of revenues for the nine months ended September 30, 2007 compared to the prior year reflects the decrease in overall product cost, which commenced with our initiation of our manufacturing of our products. We have owned the EnerBurn technology and associated assets since its purchase in July 2006. Although our actual manufacturing function is performed for us by an unrelated third party under contract to us, we should continue to realize better gross margins through the manufacturing of our product lines, compared to those we achieved in the past when we purchased all of our products from an outside vendor.

Costs and Expenses

General and Administrative expenses were $206,000 for the three months and $669,000 for the nine months ended September 30, 2007 as compared to $183,000 for the three months and $758,000 for the nine months ended September 30, 2006, an increase of $23,000 and a decrease of $89,000, respectively. While there has been some decrease, General and Administrative expense year to date expenses are reasonably consistent with those of the prior year overall.

Other Income and Expense consists of Income and Expense activities not directly the result of operations. For the three months and nine months ended September 30, 2007, were ($432,000) and ($436,000), respectively as compared to ($73,000) and ($17,000) the same periods in 2006. This change was primarily due to a non cash stock-based penalty award accrued in the third quarter in the amount of $423,000 related to the issuance of 510,000 additional stock warrants, which were the result of our required compliance with the terms of the December 2005 agreement with BATL Bioenergy LLC for their December 2005 stock purchase related to delays caused by our prior auditors over unrelated issues. This issue is not expected to reoccur.

Net Loss

During the three and nine months ended September 30, 2007, we reported a net loss of $425,000 and $854,000, respectively, as compared to a net loss of $238,000 and $391,000 for the three and nine months ended September 30, 2006. Operating Costs and expenses in all periods primarily consisted of wages, professional fees, rent expense, amortization expense and other selling, general and administrative expenses which were for the most part consistent with those of the prior year. The Company, in fact, recorded a small profit from normal operating activities for the three months ended September 30, 2007. Over 99.5% of the Net Loss for the three months and 49.5% of the Net Loss for the nine months ended September 30, 2007 were the direct result of the contractually required non cash penalty award explained above. This compares to 27.3% of the Net Loss for the three months and 40.2% of the Net Loss for the nine months ended September 30, 2006, which also were the result of this type of non cash transaction.

Operations Outlook

Beginning in 2005, management began a period of reassessing the Company’s direction. Due to a lack of working capital, and a nearly complete turnover in upper management and sales staff dating back into 2004, senior management changed its method of marketing the operation during the later parts of 2005 and in 2006. The majority of the marketing effort has for the last year been directed at targeting and gaining a foothold in one or more of our major target areas. The first target market for our company was the inland marine diesel market. For over a year, Management focused virtually all resources at pinpointing and convincing one major customer within this market, Custom, to go full fleet with our diesel fuel additive product lines. A substantial portion of 2005 and 2006 was spent testing our primary product, EnerBurn, on one large inland marine vessel belonging to this major potential customer. This resulted in the signing of the Custom Agreement and delivery of the first shipments of EnerBurn to Custom as discussed above. This initial purchase order plus the second order delivered late in 2006, amount in size to more revenue and a higher margin than all the orders combined for 2005, 2004 and 2003. A third purchase order was received and shipped in the third quarter of 2007. Shipments here should continue to increase as improved logistics make it possible for better distribution of our products.

At present, one customer (Custom) represents a majority of our sale revenues. The loss of Custom as a customer would adversely affect our business and we cannot provide any assurances that we could adequately replace the loss of this customer. Sales revenues to Custom and its clients have been less to date than had originally been projected. This has been due primarily to the much longer than anticipated time required to complete the installation of the infrastructure requirements necessary to allow for the product to be made available to the Custom and other clients on the Mississippi River and its tributaries. It is anticipated that as this infrastructure expansion is completed that sales should increase significantly starting later in 2007 and in 2008. It is also anticipated that other new customers coming on board during 2007 and 2008 will lessen the impact of a loss of Custom, should that happen. In this regard, in June 2007, we entered into an Exclusive Reseller and Market Development Agreement with Tanner Fuel Services, LLC appointing Tanner the exclusive reseller of EnerBurn on the Inter Coastal Waterway from Houma, Louisiana to the Port of Houston, Texas.

A major change in the way we operate our business commenced in the third quarter of 2006, with the completion of the purchase of the EnerBurn technology and the commencement of in house manufacturing operations. This gives us permanent, exclusive rights to the EnerBurn formulas and protocols and allows for a much better gross margin than in the past. The purchase of the EnerBurn technology and associated assets was completed on July 13, 2006 and both the formulation equipment and raw materials are presently in place to manufacture for both on and off road product lines. The opening of the on road market to our products offers great potential to the Company in coming years.

In addition to our efforts in the marine sales, other additional markets have been researched and targeted. A second product market, the heavy construction industry, was targeted starting late in the third quarter of 2006. This sales effort resulted in initial sales to four new customers in this market. Initial product results for these customers have been very encouraging and it is felt that this should become a very good second EnerBurn market. Another potentially large market for EnerBurn is the on road trucking industry. The purchase of the rights to the EnerBurn technology and the subsequent issuance to Enerteck of its manufacturing permit for “On Road” versions of EnerBurn, allows us to now pursue this market and it is our intention to do that during 2007 and 2008. We have been working closely for over two years with two competing engineering firms on the development of a reliable and economically priced truck mounted dosing unit which will better allow for the efficient utilization of EnerBurn for the trucking markets. One of these firms has reported to us the successful completion of its testing of its computer controlled truck mounted unit and that it will be available to the market with a short lead time. With this development stage now complete, we now anticipate that this market, along with the heavy construction and mining industries should begin opening up for the marketing of EnerBurn much more heavily during the fourth quarter of 2007 and in 2008.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2007, we had working capital of $159,000, a debt to equity ratio of 0.69 to 1, and stockholders equity of $2,287,000 compared to working capital of $301,000, a debt to equity ratio of 1.07 to 1, and stockholders equity of $1,968,000 on December 31, 2006. On September 30, 2007, we had $321,000 in cash, total assets of $3,854,000 and total liabilities of $1,567,000, compared to $429,000 in cash, total assets of $4,073,000 and total liabilities of $2,104,510 on December 31, 2006.

The decrease in total liabilities on September 30, 2007 as compared to that at December 31, 2006 was primarily due to the payment made in the second quarter of 2007 on the note payable in connection with purchase of the EnerBurn technology. To date, one half of the total $3,000,000 purchase price for the technology intellectual property has been paid, with the next payment due during the third quarter of 2008.

Cash used in operating activities was $377,000 for the nine months ended September 30, 2007, which was primarily the result of the $854,000 year to date loss in operations, offset by the $46,000 increase in accounts receivable, decrease in prepaid expenses of $17,000, and non-cash charges for depreciation of $38,000 and $420,000 in non Cash expenditures. Cash used in operating activities was $772,000 for the nine months ended September 30, 2006, which was primarily the result of the $391,000 year to date loss in operations, plus the $242,000 increase in accounts receivable, decrease in accounts payable of $46,000, decrease in accrued expenses of $176,000, increase in prepaid expenses of $62,000, increase in inventory of $45,000, partially offset by non-cash charges for depreciation of $32,000, common stock issued for services of $93,000 and warrant expense of $65,000.

For the nine months ended September 30, 2007, we had financing activities from the sale of a private placement of common stock in the amount of $750,000 used primarily to fund the scheduled 2007 $500,000 payment due on the purchase of the intellectual property. This is compared to $12,000 obtained from financing activities during the nine months ended September 30, 2006 from the exercise of warrants.

For the nine months ended September 30, 2007, cash provided by investing activities was $18,000 due to employee repayment of advances of $17,000 and proceeds from a sale of equipment of $4,800, compared to cash used by investing activities for the nine months ended September 30, 2006 of $1,110,000 due to the acquisition of intellectual property of $1,000,000 and capital expenditures of $110,000.

On July 13, 2006, we completed the acquisition of the EnerBurn formulas, technology and associated assets pursuant to an Asset Purchase Agreement executed as of the same date (the “EnerBurn Acquisition Agreement”) between the Company and the owner of Ruby Cat (the “Seller”). Pursuant thereto, the Company acquired from the Seller all of its rights with respect to the liquid diesel motor vehicle fuel additives known as EC5805A and EC5931A products (the “Products”) as well as its rights to certain intellectual property and technology associated with the Products (collectively, the “Purchased Assets”). The purchase price for the Purchased Assets was $3.0 million, payable as follows: (i) $1.0 million paid on July 13, 2006 in cash, and (ii) the remaining $2.0 million evidenced by a promissory note (the “Note”) bearing interest each month at a rate of 4.0% per annum, compounded monthly, and which shall be paid in four annual payments of $500,000 plus accumulated interest to that date on each anniversary of the closing until the entire purchase price is paid in full. This acquisition, however, allows us to manufacture our own on and off road versions of the EnerBurn product line and will allow for significant savings in the cost requirements of product sales from manufacturing. The foregoing payments will draw significantly on future cash reserves. The first of these payments was made in advance of the due date during the second quarter of 2007, which allowed for a savings on the immediate and long term interest requirements of the Note. In order to secure the debt represented by the Note, the Company executed and delivered to the Seller a Security Agreement in which the Company granted the Seller a first priority lien on the Purchased Assets.

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

Item 3.   Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ENERTECK CORPORATION (Registrant)

Dated: November 8, 2007	By:	/s/ Dwaine Reese
Dwaine Reese, Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2007	By:	/s/ Richard B. Dicks
Richard B. Dicks, Chief Financial Officer (Principal Financial Officer)