Form 10KSB
period 2007-12-31
ENERTECK CORP
filed 2008-03-18
CIK 1128353

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

State Issuer’s revenues for its most recent fiscal year:   $396,141

As of March 6, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer (8,552,726 shares) was approximately $8,400,000. The number of shares outstanding of the Common Stock ($.001 par value) of the Issuer as of the close of business on March 6, 2008 was 17,761,359.

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

Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among other things, general economic conditions; cyclical factors affecting our industry; lack of growth in our industry; our ability to comply with government regulations; a failure to manage our business effectively; our ability to sell products at profitable yet competitive prices; and other risks and factors set forth from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I

Item 1.	Description of Business.

Introduction

Enerteck Corporation (the “Company” or “EnerTeck Parent”) was originally incorporated, under the name of Gold Bond Mining Company, under the laws of the State of Washington on July 30, 1935. Gold Bond Mining Company, was initially formed for the purpose of acquiring, exploring, and developing precious metal mines and, if warranted, the mining of precious metals. Our name was subsequently changed to Gold Bond Resources, Inc. in July 2000. On January 9, 2003, we acquired EnerTeck Chemical Corp. (“EnerTeck Sub”) as our wholly owned operating subsidiary. For a number of years prior to our acquisition of EnerTeck Sub, we were an inactive, public “shell” corporation seeking to merge with or acquire an active, private company. As a result of the acquisition, we are now acting as a holding company, with EnerTeck Sub as our only operating business. Subsequent to this transaction, on November 24, 2003, we changed our domicile from the State of Washington to the State of Delaware, changed our name from Gold Bond Resources, Inc. to EnerTeck Corporation and affected a one from 10 reverse common stock split. Unless the context otherwise requires, the terms “we,” “us” or “our” refer to EnerTeck Corporation and its consolidated subsidiary.

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

Business of the Company and Current Operations

We, through our wholly owned subsidiary, specialize in the sales and marketing, and since August 2006, in the manufacturing of a fuel borne catalytic engine treatment for diesel engines known as EnerBurn®. We utilize a sales process that includes detailed proprietary customer fleet monitoring protocols in on-road applications that quantify data and assists in managing certain internal combustion diesel engine operating results while utilizing EnerBurn. Test data prepared by Southwest Research Institute and actual customer usage has indicated that the use of EnerBurn in diesel engines improves fuel economy, lowers smoke, and decreases engine wear and the dangerous emissions of both Nitrogen Oxide (NOx) and microscopic airborne solid matter (particulates). Our principal target markets are presently the railroad, trucking, heavy construction and maritime shipping industries. We also expect that revenues will be derived in the future from the mining and offshore drilling industries. Each of these industries share certain common financial characteristics, i.e. (i) diesel fuel represents a disproportionate share of operating costs; and (ii) relatively small operating margins are prevalent. Considering these factors, management believes that the use of EnerBurn and the corresponding derived savings in diesel fuel costs can positively effect the operating margins of its customers while contributing to a cleaner environment.

We own the EnerBurn trademark and, since July 2006, the EnerBurn formulas and technology. Prior to July 13, 2006, we obtained EnerBurn products and services from Ruby Cat and its affiliates pursuant to arrangement made with Ruby Cat. Pursuant to a memorandum of understanding with Ruby Cat which expired on December 31, 2003, the Company was granted the exclusive, global marketing rights from Ruby Cat and an option to purchase the EnerBurn technology and associated assets by December 31, 2003 for $6.6 million which was not exercised. Following expiration of the memorandum of understanding, Ruby Cat and its affiliates continued to supply EnerBurn products to the Company but not pursuant to a formal written contract. On July 13, 2006, we completed the acquisition of the EnerBurn formulas, technology and associated assets pursuant to an Asset Purchase Agreement executed as of the same date between the Company and the owner of Ruby Cat (see “Our Purchase of the EnerBurn Technology” below). Since we were primarily a sales and marketing organization prior our acquisition of the EnerBurn formulas and technology, we have not spent any funds on research and development activities through 2007. We expect this to change however in the future.

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

As a result thereof, on July 28, 2005, EnerTeck Sub entered into an Exclusive Reseller and Market Development Agreement (the “Custom Agreement”) with Custom. Under the Custom Agreement, EnerTeck Sub has appointed Custom, which provides dockside and midstream fueling from nine service locations in Louisiana, Kentucky, Illinois, West Virginia, Missouri and Iowa, as its exclusive reseller of EnerBurn and the related technology on the Western Rivers of the United States, meaning the Mississippi River, its tributaries, South Pass, and Southwest Pass, excluding the Intra Coastal Waterway. The Agreement has an initial term of three years but can be terminated upon 60 days prior written notice by either party. Custom is not required to purchase a minimum volume of EnerBurn during the term of the Custom Agreement. Subsequent to the signing of the Custom Agreement, Custom obtained the regulatory approvals and installed the blending equipment necessary to facilitate its distribution of EnerBurn. In February 2006, we delivered our first shipment of EnerBurn to Custom by delivering 4,840 gallons. During the first quarter and most of the second quarter on 2006, Custom concentrated on completing the required infrastructural work to allow Custom to begin servicing the Ingram and other fleets. This work was completed late in the second quarter of 2006 and treatment of the Ingram fleet was commenced. Late in the second quarter of 2006, Custom placed a second order of 4,840 gallons and began treatment on the Mississippi River.

Primarily as a result of our relationship with Custom, we had product sales of $641,000 in 2006 and $396,000 in 2007, with a $105,000 additional order made but not yet shipped at year end December 31, 2007. At present this one customer represents a majority of our sale revenues. With Custom’s assistance, however, negotiations are currently underway with several over large customers in the same industry to expand this market. The loss of Custom as a customer would adversely affect our business and we cannot provide any assurances that we could adequately replace the loss of this customer.

Sales revenues for 2007 were considerably less than earlier anticipated primarily due to three unforeseen events occurring during 2007: (1) an equipment malfunction on the Mississippi River that apparently occurred early in the Spring of 2007, which went undetected by the vendor for a period of time, causing a severe reduction of fuel dosage during the year, (2) a delay of nearly seven months in the completion of one of the principal Marine fueling facilities for EnerBurn on the Mississippi River from the original date projected until February, 2008 which also delayed the shipment and required the reclassification of a material sale from 2007 to 2008, and (3) a delay of nearly a year by a major vendor in the completion of final development, testing and availability of the on-truck dosing unit required for use by most trucks operating in the trucking industry, until early 2008. We believe that if not for the occurrence of these three events, we may have been able to achieve sufficient sales to have likely made it a profitable 2007. With our assistance, each of these problems has been addressed and is either corrected or close to being corrected. It is expected that sales should show significant increases throughout 2008.

The Industry

General Discussion of Diesel Fuel and Diesel Fuel Additives

As crude oil is heated, various components evaporate at increasingly higher temperatures. First to evaporate is butane, the lighter-than-air gas used in cigarette lighters, for instance. The last components of crude oil to evaporate, and the heaviest, include the road tars used to make asphalt paving. In between are gasoline, jet fuel, heating oil, lubricating oil, bunker fuel (used in ships), and of course diesel fuel. The fuel used in diesel engine applications such as trucks and locomotives is a mixture of different types of molecules of hydrogen and carbon and include aromatics and paraffin. Diesel fuel cannot burn in liquid form. It must vaporize into its gaseous state. This is accomplished by injecting the fuel through spray nozzles at high pressure. The smaller the nozzles utilized and the higher the pressure, the finer the fuel spray and vaporization. When more fuel vaporizes, combustion is more complete, so less soot will form inside the cylinders and on the injector nozzles. Soot is the residue of carbon, partially burned and unburned fuel.

Sulfur is also found naturally in crude oil. Sulfur is a slippery substance and it helps lubricate fuel pumps and injectors. It also forms sulfuric acid when it burns and is a catalyst for the formation of particulate matter (one of the exhaust emissions being regulated). In an effort to reduce emissions, the sulfur content of diesel fuel is being reduced through the refinery process; however, the result is a loss of lubricity.

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

The unique chemical formulation of EnerBurn, when applied in accordance with proprietary methodology, has been shown to produce benefits in fuel economy, NOx formation, smoke, brake horsepower and engine wear (See “Product Testing”, below).

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

EnerBurn Proof of Performance Demonstrations

An integral part of our sales process is to conduct proof of performance demonstrations for potential customers wherein we accumulate historical fleet data that documents the effects of the use of EnerBurn (i.e. advantages in terms of increased fuel economy, a decrease in engine wear and reductions in toxic emissions) on that customer’s specific vehicles or vessels. In connection with these proofs of performance demonstrations, we provide fleet monitoring services and forecasts of fuel consumption for purposes of the prospective customer’s own analysis.

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

Our Target Markets

Our primary domestic target markets presently include the trucking, rail, heavy construction and maritime shipping industries. We also expect that revenues will be derived in the future from the mining and offshore drilling industries. Combined, management believes these industries consume billions of gallons of diesel fuel. Furthermore, each of these industries typically experiences relatively small operating margins. Because of these financial factors, management believes that the ability to reduce fuel consumption, even by a small amount, could have a dramatic effect on its customers’ competitive viability.

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

The BATL Agreement and Our Purchase of the EnerBurn Technology

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

In accordance with the terms on the BATL Agreement, we agreed that the proceeds of the Purchase Price shall be used as follows: (i) $1,000,000 to complete the purchase of Ruby Cat Technology, LLC (the “Ruby Cat Transaction”); (ii) no more than $340,000 to repay certain outstanding debt of the Company and its subsidiary; and (iii) the balance for working capital purposes. We have granted BATL an irrevocable, unconditional right, exercisable on one occasion only for a period of 90 days following the earlier to occur of (i) the termination of any definitive agreement or letter of intent in respect of the Ruby Cat Transaction, and (ii) if the Ruby Cat Transaction shall not yet have been consummated, 90 days following the BATL Closing Date, to sell to the Company up to 816,667 shares of common stock at a per share purchase price of $1.2245 per share.

In connection with the BATL Agreement, the Company and BATL entered into a Registration Rights Agreement dated as of December 8, 2005 (the “Registration Rights Agreement”), whereby we have agreed to prepare and file with the Commission not later than the 60th day (the “Filing Date”) after the BATL Closing Date a Registration Statement covering the resale of all of the BATL Shares and the shares of common stock underlying the BATL Warrant. We have agreed to use our best efforts to cause the Registration Statement to be declared effective as promptly as possible after the filing thereof, but in any event prior to the 240th day after the Filing Date (such day referred to as the “Effective Date”); provided that, if the Registration Statement is not filed by the Filing Date or declared effective by the Effective Date (each a “Penalty Event”) then we shall issue a five-year warrant (“Penalty Warrant”) to BATL to acquire another 49,000 shares of common stock, at an exercise price equal to the exercise price of the BATL Warrant, per each 30-day period following the Penalty Event that the Registration Statement has not been filed and/or that the Effective Date has not occurred. In April 2006, we entered into a letter agreement with BATL amending and clarifying certain provisions of the Registration Rights Agreement. Pursuant to the April 2006 letter agreement, it was agreed (i) that the number of Penalty Warrants issuable for all periods prior to April 30, 2006 in respect of delays in filing the Registration Statement shall be 30,000, and (ii) 28,500 of such warrants shall be issued to Thomas F. Donino and 1,500 of such warrants shall be issued to Jay Goldstein. In October 2007, we entered into another letter agreement with BATL pursuant to which it was agreed that in the event the Effective Date occurs during the period from and including April 30, 2006 through April 30, 2008 (the “Fixed Period”), the number of shares of Common Stock underlying any Penalty Warrant issuable due to the fact that the Registration Statement was not declared effective by the Effective Date shall be 510,000 (the “Fixed Penalty Warrant”), regardless of at which point during the Fixed Period the Effective Date occurs. In October 2007, the Fixed Penalty Warrant was delivered to BATL. The October 2007 letter agreement further provides that if the Effective Date shall have not occurred on or prior to April 30, 2008, then we shall once again be obligated to issue a Penalty Warrant to BATL per 30-day period following the Fixed Period that the Effective Date has not occurred, in accordance with the terms of the Registration Rights Agreement. As of the date of this report, we do not believe that it is probable that we will be required to issue any additional Penalty Warrants to BATL under this arrangement. However, no assurance can be given that such will be the case.

On July 13, 2006, we completed the acquisition of the EnerBurn formulas, technology and associated assets pursuant to an Asset Purchase Agreement executed as of the same date (the “EnerBurn Acquisition Agreement”) between the Company and the owner of Ruby Cat (the “Seller”). Pursuant thereto, the Company acquired from the Seller all of its rights with respect to the liquid diesel motor vehicle fuel additives known as EC5805A and EC5931A products (the “Products”) as well as its rights to certain intellectual property and technology associated with the Products (collectively, the “Purchased Assets”). The purchase price for the Purchased Assets was $3.0 million, payable as follows: (i) $1.0 million paid on July 13, 2006 in cash, and (ii) the remaining $2.0 million evidenced by a promissory note (the “Note”) bearing interest each month at a rate of 4.0% per annum, compounded monthly, and which is to be paid in four annual payments of $500,000 plus accumulated interest to that date on each anniversary of the closing until the entire purchase price is paid in full. In order to secure the debt represented by the Note, the Company executed and delivered to the Seller a Security Agreement in which the Company granted the Seller a first priority lien on the Purchased Assets. In May 2007, the initial payment of $500,000 plus interest was made in advance of the due date to take advantage of a significant saving in interest.

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

Contemporaneously with the closing, the Company granted the Seller a non-exclusive, fully paid, perpetual, non-revocable, royalty-free, assignable license, to manufacture, market and sell a certain product known as “Thermoboost II”, which has the same chemical formulation as one of the Products and which is used exclusively in home heating oil. During the fourth quarter of 2007, we negotiated a manufacturing agreement with the Seller and have begun production of its Thermoboost II product line at our ICP manufacturing facility at Cut and Shoot, Texas. We will wholesale this product exclusively to the Seller for its resale and distribution in the home heating oil market.

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

Our business is impacted by air quality regulations and other regulations governing vehicle emissions as well as emissions from stationary engines. If such regulations were abandoned or determined to be invalid, its prospects may be adversely affected. As an example, if crude oil and resulting diesel prices were to reach or approach historical lows, the emphasis for fuel efficiency would be diminished, potentially impacting sales velocity of the products, consequently adversely affecting our performance. Typically, there are registration and regulation requirements for fuel additives in each country in which they are sold. In the United States, fuel and fuel additives are registered and regulated pursuant to Section 211 of the Clean Air Act. 40 CFR Part 79 and 80 specifically relates to the registration of fuels and fuel additives

In accordance with the Clean Air Act regulations at 40 CFR 79, manufacturers (including importers) of gasoline, diesel fuel and additives for gasoline or diesel fuel, are required to have their products registered by the EPA prior to their introduction into commerce. Registration involves providing a chemical description of the fuel or additive, and certain technical, marketing, and health-effects information. The health-effects research is divided into three tiers of requirements for specific categories of fuels and additives. Tier 1 requires a health-effects literature search and emissions characterization. Tier 2 requires short-term inhalation exposures of laboratory animals to emissions and screened for adverse health effects, unless comparable data are already available. Alternative Tier 2 testing can be required in lieu of standard Tier 2 if EPA concludes that such testing would be more appropriate. Certain small businesses are exempt from some or all the Tier 1 and Tier 2 requirements. Tier 3 provides for follow-up research, if necessary.

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

Business and Financial Risks

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE AND WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES AND OUR FINANCIAL RESULTS. For the years ended December 31, 2007 and 2006, we generated revenues of $396,000 and $641,000, respectively, and incurred net losses of $1,004,000 and $639,000, respectively. Continued failure to increase our revenues significantly will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to maintain its current improvement, or our operating expenses exceed our expectations, our operating results will suffer. If we are unable to sell our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.

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

THE ENERBURN TECHNOLOGY HAS NOT GAINED MARKET ACCEPTANCE, NOR DO WE KNOW WHETHER A MARKET WILL DEVELOP FOR IT IN THE FORESEEABLE FUTURE TO GENERATE ANY MEANINGFUL REVENUES. The EnerBurn technology has received only limited market acceptance. This technology is a relatively new product to the market place and we have not generated any significant sales. Although ever growing concerns and regulation regarding the environment and pollution has increased interest in environmentally friendly products generally, the engine treatment and fuel additive market remains an evolving market. The EnerBurn technology competes with more established companies such as Lubrizol Corporation, Chevron Oronite Company (a subsidiary of Chevron Corporation), Octel Corp., Clean Diesel Technologies, Inc. and Ethyl Corporation, as well as other companies whose products or services alter, modify or adapt diesel engines to increase their fuel efficiency and reduce pollutants. Acceptance of EnerBurn as an alternative to such traditional products and/or services depends upon a number of factors including:

•	favorable pricing visa vie projected savings from increased fuel efficiency

•	the ability to establish the reliability of EnerBurn products relative to available fleet data

•	public perception of the product

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

OUR SALES PROCESS IS COSTLY AND TIME CONSUMING WHICH DECREASES OUR ABILITY TO EFFECT SALES. In order to effect EnerBurn sales, we must prove to a potential customer that the use of our product is specifically beneficial to and cost effective for that potential customer. We accomplish this by conducting proof of performance demonstrations. Our supplier, our sales agent and/or we bear the cost to provide the personnel to do the monitoring and analyzing of compiled data. However, the potential customer must bear the cost of the EnerBurn and equipment used during the trial period. We cannot assure you that we will be able to convince potential customers to undertake this expense and affect a significant number of sales. Furthermore, we cannot assure you that the results of a specific proof of performance demonstration will prove that the use of EnerBurn will be beneficial to that specific potential customer, or if beneficial, that the potential customer will purchase EnerBurn. If, after conducting the proof of performance demonstration, the potential customer does not purchase our product, we will have wasted the time and the cost of providing personnel to the proof of performance demonstration.

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

LOSS OF OUR LARGEST CUSTOMER COULD RESULT IN SUBSTANTIAL DECREASE IN REVENUES. Primarily as a result of our relationship with Custom Fuel Services Inc. (“Custom”), we recognized product sales in 2006 of $641,000 and $396,000 in 2007. At present this one customer represents a majority of our sale revenues. With Custom’s assistance, negotiations are currently underway with several over large customers in the same industry to expand this market. However, there is no assurance that we will be able to expand this market. The loss of Custom as a customer would adversely affect our business and we cannot provide any assurances that we could adequately replace the loss of this customer.

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

THE PAYMENTS DUE TO THE SELLER OF THE ENERBURN TECHNOLOGY WILL DRAW SIGNIFICANTLY ON FUTURE CASH RESERVES. On July 13, 2006, we completed the acquisition of the EnerBurn formulas, technology and associated assets pursuant to an Asset Purchase Agreement executed as of the same date (the “EnerBurn Acquisition Agreement”) between the Company and the owner of Ruby Cat (the “Seller”). Pursuant thereto, the Company acquired from the Seller all of its rights with respect to the liquid diesel motor vehicle fuel additives known as EC5805A and EC5931A products (the “Products”) as well as its rights to certain intellectual property and technology associated with the Products (collectively, the “Purchased Assets”). The purchase price for the Purchased Assets was $3.0 million, payable as follows: (i) $1.0 million paid on July 13, 2006 in cash, and (ii) the remaining $2.0 million evidenced by a promissory note (the “Note”) bearing interest each month at a rate of 4.0% per annum, compounded monthly, and which shall be paid in four annual payments of $500,000 plus accumulated interest to that date on each anniversary of the closing until the entire purchase price is paid in full. In order to secure the debt represented by the Note, the Company executed and delivered to the Seller a Security Agreement in which the Company granted the Seller a first priority lien on the Purchased Assets. The foregoing payments will draw significantly on future cash reserves. In addition, if we are unable to make such payment obligations, the Seller could foreclose on its lien on the Purchase Assets or take other action, all of which would likely have a material adverse effect on our business. The first payment of $500,000 plus related interest was paid to the Seller on May 10, 2007, two months in advance of the due date to take advantage of the savings in interest expense.

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

Risks Related To Our Common Stock

WE HAVE ISSUED A SUBSTANTIAL NUMBER OF WARRANTS TO PURCHASE OUR COMMON STOCK WHICH WILL RESULT IN SUBSTANTIAL DILUTION TO THE OWNERSHIP INTERESTS OF OUR EXISTING SHAREHOLDERS.  As of December 31, 2007, we had 17,761,359 shares of common stock outstanding. Up to an additional 4,936,650 shares are issuable upon the exercise of the warrants currently outstanding. The exercise of all of these warrants substantially dilutes the ownership interests of our existing shareholders.

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

POTENTIAL FUTURE SALES PURSUANT TO RULE 144. Many of the shares of Common Stock presently held by management and others are “restricted securities” as that term is defined in Rule 144, promulgated under the Securities Act. Under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a certain holding period, may, under certain circumstances sell such shares or a portion of such shares. Effective as of February 15, 2008, the holding period for the resale of restricted securities of reporting companies was shortened from one year to six months. Additionally, the SEC substantially simplified Rule 144 compliance for non-affiliates by allowing non-affiliates of reporting companies to freely resell restricted securities after satisfying a six-month holding period (subject only to the Rule 144(c) public information requirement until the securities have been held for one year) and by allowing non-affiliates of non-reporting companies to freely resell restricted securities after satisfying a 12-month holding period. Such holding periods have already been satisfied in many instances. Therefore, actual sales or the prospect of sales of such shares under Rule 144 in the future may depress the prices of the Company’s securities.

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

We do not own any real estate. We lease approximately 2,722 square feet of space for our executive offices at 10701 Corporate Drive, Suite No. 150, Stafford, Texas. Such lease, which commenced on February 1, 2001, had an original term of three years and has been extended to April 30, 2010. Rent expense for the years ended December 31, 2007 and December 31, 2006 totaled approximately $43,553 and $43,140, respectively. Management believes that the current facility is adequate for the foreseeable future.

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

Period	Bid Prices
Year ended December 31, 2006:	High	Low
Jan. 1, 2006 to March 31, 2006	$2.39	$1.65
April l, 2006 to June 30, 2006	$2.11	$1.40
July 1, 2006 to Sept. 30, 2006	$1.90	$1.10
Oct. 1, 2006 to Dec. 31, 2006	$1.25	$0.53

Year ended December 31, 2007:	High	Low
Jan. 1, 2007 to March 31, 2007	$0.95	$0.53
April l, 2007 to June 30, 2007	$1.51	$0.60
July 1, 2007 to Sept. 30, 2007	$1.30	$0.71
Oct. 1, 2007 to Dec. 31, 2007	$1.35	$0.75

Holders

As of March 6, 2008 there were approximately 916 stockholders of record of the Company’s Common Stock. This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

Between May 1, 2007 and May 16, 2007, the Company sold a total of 1,000,000 shares of common stock at $0.75 per share to seven investors for total gross proceeds of $750,000 in a private placement offering to accredited investors only. These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. In October 2007, the Company granted warrants to BATL to purchase up to an aggregate of 510,000 shares of common stock at an exercise price of $2.00 per share and expire in 5 years. These warrants were valued using the Black-Scholes Model and the fair value of $374,667 was charged to operating expense during 2007.

All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-		-0-	1,000,000	(1)

Equity compensation plans not approved by security holders	4,936,650	(2)	$1.41	N/A

Total	4,936,650		$1.41	-0-

(1)
Represents shares underlying the 2003 Employee Stock Option Plan. As of December 31, 2007, no options have been issued pursuant to the Plan. The exercise prices will be determined at the time of issuance.

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

•	The use of the product in diesel applications has a profound impact on a cleaner environment.

We utilize a sales process that includes detailed proprietary customer fleet monitoring protocols in on-road applications that quantify data and assists in managing certain internal combustion diesel engine operating results while utilizing EnerBurn. Test data prepared by Southwest Research Institute and actual customer usage has indicated that the use of EnerBurn in diesel engines improves fuel economy, lowers smoke, and decreases engine wear and the dangerous emissions of both Nitrogen Oxide (NOx) and microscopic airborne solid matter (particulates). Our principal target markets presently include the trucking, heavy construction and maritime shipping industries. We also expect that revenues will be derived in the future from the railroad, mining and offshore drilling industries. Each of these industries shares certain common financial characteristics, i.e. (i) diesel fuel represents a disproportionate share of operating costs; and (ii) relatively small operating margins are prevalent. Considering these factors, management believes that the use of EnerBurn and the corresponding derived savings in diesel fuel costs can positively effect the operating margins of its customers while contributing to a cleaner environment.

Results of Operations

Revenues

We recognized revenues of $396,000 for the year ended December 31, 2007 compared to revenues of $641,000 for the year ended December 31, 2006, a decrease of $245,000 or 38.0%. The primary source of revenue for the years ended December 31, 2007 and 2006 is from the sale of EnerBurn to the railroad, heavy construction and maritime industries. During 2007, we sold 4,840 fewer gallons of EnerBurn than sold in 2006. The price levels of product sold in 2007 was relatively comparable to pricing in 2006. This decrease in revenues can be traced primarily to (i) a customer owned equipment malfunction on the Mississippi River that went undetected for several months, (ii) a seven month delay in the completion of one of the principal Marine fueling facilities for EnerBurn from the original date projected, which also delayed the shipment and required the reclassification of a major sale from 2007 into 2008, and (iii) a delay of nearly a year in the final development, testing and availability of the on-truck dosing unit required for use by most trucks operating in the trucking industry, until early 2008. We believe that if not for the occurrence of these three events, we may have been able to achieve sufficient sales to have likely made it a profitable 2007. With our assistance, each of these problems has been addressed and is either corrected or close to being corrected, and therefore should not reoccur in the future. It is expected that sales should show significant increases throughout 2008.

On July 28, 2005, EnerTeck Sub entered into an Exclusive Reseller and Market Development Agreement (the “Custom Agreement”) with Custom Fuel Services, Inc. (“Custom”), a subsidiary of Ingram Barge. Under the Custom Agreement, EnerTeck Sub has appointed Custom, which provides dockside and midstream fueling from nine service locations in Louisiana, Kentucky, Illinois, West Virginia, Missouri and Iowa, as its exclusive reseller of EnerBurn and the related technology on the Western Rivers of the United States, meaning the Mississippi River, its tributaries, South Pass, and Southwest Pass, excluding the Intra Coastal Waterway. The Agreement has an initial term of three years but can be terminated upon 60 days prior written notice by either party. Custom is not required to purchase a minimum volume of EnerBurn during the term of the Custom Agreement. Therefore, we cannot guarantee that any meaningful revenues will be derived from the Custom Agreement. Subsequent to the signing of the Custom Agreement, Custom obtained the regulatory approvals and installed the blending equipment necessary to facilitate its distribution of EnerBurn. In February 2006, we delivered our first shipment of EnerBurn to Custom by delivering 4,840 gallons. During most of 2006, Custom concentrated on completing the required infrastructural work to allow Custom to begin servicing the Ingram and other fleets. This work was completed late in the second quarter of 2006 and treatment of the Ingram fleet was commenced. Late in the second quarter, Custom placed a second order of 4,840 gallons. However, Custom was unable to take delivery until late in the fourth quarter of 2006. Sales to Custom, currently the Company’s largest customer have been slower than initially anticipated principally due to the equipment malfunction and delay in the completion of a principal Marine fueling facility as described above. Each of these problems has been addressed and is either corrected or close to being corrected.

We expect future revenue trends to initially come from the trucking, rail, heavy construction and maritime industries, and subsequently expect revenues to also be derived from the mining and offshore drilling industries. We expect this to occur as sales increase and the sales and marketing strategies are implemented into the targeted markets and we create an understanding and awareness of our technology through proof of performance demonstrations with potential customers.

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

In early September 2006, we made our initial sale to a member of the heavy construction industry working in the South Central Texas area. After successful testing this initial customer has led to introductions and initial testing with a large concrete company in West Texas, one of the largest highway contracts in the state of Texas and most recently one to largest highway and heavy construction contractor in the United States. We feel as this market matures it can become a major source of business for the Company.

Also, negotiations have been completed to begin demonstration and testing with a major American railroad company in April 2008. This follows several years of successful usage of EnerBurn, our principal product for several years with a small railroad company, working principally in the Houston area. Successful completion of this test, which is projected to take several months, should lead to the Company’s entry into a significantly larger market.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $322,000 or 81.3% of sales for the year ended December 31, 2007, compared to $401,000 or 62.6% of sales for the year ended December 31, 2006. In terms of absolute dollars, gross profit decreased $79,000 primarily due to the reduced sales achieved in 2007 compared to 2006. The gross profit percentage increased 18.7% for the 2007 calendar year compared to the 2006 calendar year due primarily to the fact that we are now the manufacturer of our core products, instead of a purchaser and relabeler. As our overall volume increases, we feel confident that this improvement in the gross profit percentage should continue as our manufacturing proficiency improves for our core products.

Cost of good sold was $74,000 for the 2007 calendar year which represented 18.7% of revenues compared to $241,000 for the 2006 calendar year which represented 37.6% of revenues. The decrease in cost of goods sold as a percentage of revenues primarily reflects the decrease in overall product cost from our initiation of manufacturing of our products. We have owned the EnerBurn technology and associated assets since its purchase in July 2006. Although our actual manufacturing function is performed for us by an unrelated third party under contract to us, we should continue to realize better gross margins through the manufacturing of our product lines, compared to those we achieved in the past when we purchased all of our products from an outside vendor.

Cost and Expenses

Costs and expenses decreased to $928,000 for the year ended December 31, 2007 from 1,068,000 for the year ended December 31, 2006, a decrease of $140,000. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense and other general and administrative expenses. While there has been some decrease, costs and expenses for 2007 are reasonably consistent with those of the prior year overall.

Net Loss

Our net operating loss amounted to $605,000 for the year ended December 31, 2007 as compared to $667,000 for the year ended December 31, 2006, a decrease in net operating loss of $62,000, despite a decrease in sales revenues of $245,000 from the prior year. As stated earlier, our gross profit percentage increased 18.7% in 2007 compared to 2006. We believe that such increase should better position the Company for profitability as sales volumes increase.

Total net loss for the year ended December 31, 2007, was $1,004,000 as compared to a total net loss of $639,000 for the year ended December 31, 2006. This amounts to an increase in net loss for the year ended December 31, 2007 of $365,000 as compared with the year ended December 31, 2006. Such increase was primarily due to a $310,000 increase in a non-cash expense for stock-based delay awards in 2007 compared to the prior year. In 2007, we were required to issue stock warrants to BATL in compliance with our December 2005 agreement, as amended. We do not expect that this should reoccur in the future. An additional $66,000 of the net loss in 2007 consisted of interest expenses paid or payable on the remaining principal of the Note for the purchase of the technology, which will decrease each year until the Note is paid in full. We also had interest income of $24,000 in 2007 compared to $75,000 in 2006, primarily due to a greater amount of cash on hand during 2006 compared to 2007 which was not needed for day-to-day operations and could therefore be deposited in interest earning accounts. We also had other income of $18,000 in 2007 compared to $58,000 in 2006. Such other income primarily consisted of certain non-repeating entries such as previously accrued expenses which were determined not to be a liability and other entries which we deemed not to be material. We do not expect that such will reoccur in the future.

Net income in the future will be dependent upon our ability to successfully complete testing in our projected new markets and to increase revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses. Our improved gross margin resulting from our manufacturing of our products should help us in our ability to hopefully become profitable in the future.

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

At present, one customer, Custom, represents a majority of our sale revenues. With Custom’s assistance, however, negotiations are currently underway with several other large customers in the same industry to expand this market. The loss of Custom as a customer would adversely affect our business and we cannot provide any assurances that we could adequately replace the loss of this customer. Sales revenues to Custom and its clients have been less to date than had originally been projected. This has been due primarily to the equipment malfunction and delay in the completion of a principal Marine fueling facility as described above. With our assistance, each of these problems has been addressed and is either corrected or close to being corrected. It is expected that sales should show significant increases throughout 2008. It is also anticipated that other new customers coming on board during 2007 and 2008 will lessen the impact of a loss of Custom, should that happen. In this regard, in June 2007, we entered into an Exclusive Reseller and Market Development Agreement with Tanner Fuel Services, LLC appointing Tanner the exclusive reseller of EnerBurn on the Inter Coastal Waterway from Houma, Louisiana to the Port of Houston, Texas.

A major change in the way EnerTeck does business commenced in the third quarter of 2006 with the completion of the purchase of the EnerBurn technology and the commencement of manufacturing operation. This gave us permanent, exclusive rights to the EnerBurn formulas and protocols and allows for a much better gross margin than in the past. The purchase of the EnerBurn technology and associated assets had been completed on July 13, 2006 and both the formulation equipment and raw materials were in place to manufacture both our on and off road product lines. The opening of the on road market to our products offers great potential to the Company in coming years. Our marketing efforts from that point broadened from principally marine applications to a wide range of new industries. It remains to be seen how, when or if this effort will become successful, however the potential for success is much broader with our increased ability to service these markets.

Liquidity and Capital Resources

On December 31, 2007, we had negative working capital of $31,000 and stockholders’ equity of $2,088,000 compared to a working capital of $301,000 and stockholders’ equity of $1,968,000 on December 31, 2006. On December 31, 2007, the Company had $319,000 in cash, total assets of $3,660,000 and total liabilities of $1,572,000 compared to $429,000 in cash, total assets of $4,072,000 and total liabilities of $2,105,000 on December 31, 2006.

The decrease in cash and working capital for the year ended December 31, 2007 compared to the prior year was primarily due to lower than anticipated sales revenues. As stated above, the principal cause for these lower revenues can be traced to technical difficulties suffered by principal customer and the delay in availability of the on-road truck dosing equipment, both of which were unanticipated and beyond our control. We have assisted in the correction of both of these issues during the later part of 2007 and feel both are now under control.

Cash used in operating activities was $382,000 for the year ended December 31, 2007, which was primarily the result of a loss of $1,004,000 partially offset by non-cash charges for depreciation of $46,000 and warrants issued of $375,000. Cash used in operating activities was $985,000 for the year ended December 31, 2006, which was primarily the result of a loss of $639,000 partially offset by non-cash charges for depreciation of $48,000 and common stock and warrants issued for services of $157,000.

Cash provided by investing activities was $22,000 for the year ended December 31, 2007 which was primarily the result of employee advances and capital expenditures. Cash used by investing activities was $1,119,000 for the year ended December 31, 2006 which was primarily the result of the acquisition of the intellectual property. The $3,000,000 purchase of the Intellectual Property related to the manufacture of EnerBurn was paid for by an initial down payment of $1,000,000 and the issuance of a note payable for $2,000,000, $500,000 of which was paid during 2007.

On July 13, 2006, we completed the acquisition of the EnerBurn formulas, technology and associated assets pursuant to an Asset Purchase Agreement executed as of the same date (the “EnerBurn Acquisition Agreement”) between the Company and the owner of Ruby Cat (the “Seller”). Pursuant thereto, the Company acquired from the Seller all of its rights with respect to the liquid diesel motor vehicle fuel additives known as EC5805A and EC5931A products (the “Products”) as well as its rights to certain intellectual property and technology associated with the Products (collectively, the “Purchased Assets”). The purchase price for the Purchased Assets was $3.0 million, payable as follows: (i) $1.0 million paid on July 13, 2006 in cash, and (ii) the remaining $2.0 million evidenced by a promissory note (the “Note”) bearing interest each month at a rate of 4.0% per annum, compounded monthly, and which shall be paid in four annual payments of $500,000 plus accumulated interest to that date on each anniversary of the closing until the entire purchase price is paid in full. In order to secure the debt represented by the Note, the Company executed and delivered to the Seller a Security Agreement in which the Company granted the Seller a first priority lien on the Purchased Assets. The foregoing payments will draw significantly on future cash reserves. This acquisition, however, allows us to manufacture our own on and off road versions of the EnerBurn product line and will allow for significant savings in the cost requirements of product sales from manufacturing. The first payment of $500,000 was made in July 2007. An additional $500,000 will become payable during 2008.

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. In addition to the $750,000 financing affected in 2007, during the quarter ended September 30, 2005, we issued 250,000 shares of our common stock to certain accredited investors for aggregate proceeds of $250,000. In addition, in December 2005, we sold to BATL Bioenergy LLC 2,450,000 shares of the common stock and a warrant to purchase an additional 1,000,000 shares of common stock at an exercise price of $2.00 per share for the aggregate purchase price of $3,000,000. Also, in 2005, we received loans for working capital of an aggregate of $115,000 from various parties. All loans were repaid in December 2005.

Cash provided by financing activities was $250,000 for the year ended December 31, 2007 primarily from the sale of a private placement of common stock in the amount of $750,000 used primarily to fund the scheduled 2007 $500,000 payment due on the purchase of the intellectual property. This is compared to $12,000 obtained from financing activities during the year ended December 31, 2006 from the exercise of warrants.

Other than the Note Payable for the purchase of the intellectual property, we currently have no material commitments for capital requirements. We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues, we may require additional investment to satisfy our contemplated cash requirements for the next 12 months. We anticipate that our costs and expenses over the next 12 months will be approximately $1.1 million which includes the amount we will have to pay in 2008 on the Note. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. As mentioned above, management believes that sales revenues for 2007 were considerably less than earlier anticipated primarily due to circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future. Management expects that sales should show significant increases in 2008.

Currently there are 4,936,650 warrants outstanding with a total exercised value of $6,955,480. Of these, there are 2,426,650 stock warrants with an exercised value of $2,731,480 which will expire during 2008. If a substantial number of these warrants are exercised on or before the expiration date, this will provide sufficient capital for the next 12 months. In addition, we have been able to generate working capital in the past through private placements and believe that these avenues will remain available to us if additional financing is necessary. No assurances can be made that the warrants will be exercised or that we will be able to obtain such other investment on terms acceptable to us or at all. Our contemplated cash requirements beyond 2008 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

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

EnerTeck Sub, the Company’s wholly owned operating subsidiary is a Houston-based corporation. It was incorporated in the State of Texas on November 29, 2000 and was formed for the purpose of commercializing a diesel fuel specific combustion catalyst known as EnerBurn (TM), as well as other combustion enhancement and emission reduction technologies for diesel fuel. EnerTeck’s primary product is EnerBurn, and is registered for highway use in all USA diesel applications. The products are used primarily in on-road vehicles, locomotives and diesel marine engines throughout the United States and select foreign markets.

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

Inventory

Inventory consists of market ready EnerBurn plus raw materials required to manufacture the products. Inventory is valued at the lower of cost or market, using the average cost method. Also included in inventory are three large Hammonds EnerBurn doser systems amounting to $57,000, which will be transferred to marine or railroad customers during 2008. The Company’s remaining inventory was split on approximately a 60/40 basis between raw materials and finished goods at December 31, 2007.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. As of December 31, 2007 and 2006, there were no uncollectible accounts and no allowance has been provided.

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

Intangible Assets

Intellectual property and other intangibles are recorded at cost. The Company has determined that its intellectual property has an indefinite life because there is no legal, regulatory, contractual, competitive, economic or other factor to limits its useful life, and therefore will not be amortized. For other intangibles, amortization would be computed on the straight-line method over the identifiable lives of the assets. The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective for periods beginning January 1, 2002, and thereafter. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Specifically, the statement addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires the Company to evaluate its intellectual property each reporting period to determine whether events and circumstances continue to support an indefinite life. In addition, the Company will test its intellectual property for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The statement requires intangible assets with finite lives to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value. The Company tested its intangible assets for impairment as of December 31, 2007. It was determined at that time that no impairment existed based primarily on projected sales and the resulting discounted projected cash flow analyses.

Revenue Recognition

The Company follows the provisions of SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” which was issued in December 2003, and recognizes revenues when evidence of a completed transaction and customer acceptance exists, and when title passes, if applicable. SAB No. 104 codified, revised and rescinded certain sections of Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”, in order to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations.

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

In June 2005, the FASB issued FSP FAS 150-5, Issuers Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (“FAS 150-5”). FAS 150-5 clarifies that freestanding warrants and similar instruments on shares that are redeemable should be accounted for as liabilities under FAS 150 regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. FAS 150-5 is effective for the first reporting period beginning after June 30, 2005. Although the Company had outstanding warrants as of December 31, 2006, the shares issued upon exercise of the warrants are not redeemable; consequently, management does not expect the adoption of FAS 150-5 to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections—A replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”). FAS 154 replaces APB Opinion No. 20, Accounting Changes (“APB 20”), and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements (“FAS 3”) and changes the requirements for the accounting for, and reporting of, a change in accounting principles. FAS 154 applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. FAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change in accounting principle. Additionally, FAS 154 requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in FAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

In March 2006, the EITF reached a tentative consensus on Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-03”). EITF 06-03 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. EITF 06-03 is effective for periods beginning after December 15, 2006. Management is currently evaluating the effect implementation of EITF 06-03 will have on the Company’s financial position, results of operations and cash flows.

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

During June 2006, The FASB has issued FIN 48 which prescribes rules for the financial statements accounting for uncertainty in income tax positions. FIN 48 requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in all jurisdictions in all tax years in which the statute of limitations remains open upon the initial date of adoption are required to be assessed. The criteria for asset recognition is that it is more likely than not that a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes is the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 became effective for the Company’s fiscal 2007 year. The adoption of FIN 48 has not had a material impact on the Company’s financial position, results of the operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157; "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. In November 2007, FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. We are currently evaluating the provisions of FASB 157 to determine the future impact on the Company’s consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position EITF Issue No. 00-19-2, “Accounting for Registration Payment Arrangements,” or FSP 00-19-2, which addresses an issuer’s accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. FSP 00-19-2 was issued in December 2006 and was effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that were entered into or modified subsequent to the issuance of FSP 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements entered into prior to the issuance of FSP 00-19-2, it is effective for financial statements issued for fiscal years beginning after December 15, 2006. We have adopted the provisions of FSP 00-19-2 effective January 1, 2007 and have determined that the adoption had no material impact on our consolidated financial statements.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115,“Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements. The adoption of SFAS No. 159 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on The Company's results of operations, financial position or cash flow.

Item 7.	Financial Statements.

See the Financial Statements annexed to this report.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).	Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item8B.	Other Information.

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

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

		Present Position	Has Served as
Name	Age	and Offices	Director Since
Dwaine Reese	65	Chairman of the	January 2003
		Board, Chief Executive
		Officer and Director

Gary B. Aman	60	Director	March 2005

Jack D. Cowles	47	Director	March 2005

Thomas F. Donino	46	Director	December 2005

Stan Crow	59	President	-

Richard B. Dicks	60	Chief Financial Officer	-

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

Based solely on the Company’s review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except Dwaine Reese filed one report late relating to a total of one transaction, and Thomas F. Donino filed three reports late relating to a total of three transactions.

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

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2007 and December 31, 2006, of those persons who were, at December 31, 2007 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total
Dwaine Reese,	2007	$178,500		$0	$0	$0	$0	$0	$7,807	(2)	$186,307
Chairman of the Board and Chief Executive Officer	2006	$269,520	(1)	0	0	0	0	0	$7,531	(2)	$277,051

(1)	Includes $104,500 of accrued salary for 2004 which was paid to Mr. Reese in 2006.

(2)	Mr. Reese was reimbursed $7,807 and $7,531 in 2007 and 2006, respectively, for health insurance costs.

2003 Stock Option Plan

In September 2003, our shareholders approved an employee stock option plan (the “2003 Option Plan”) authorizing the issuance of options to purchase up to 1,000,000 shares of our common stock. This plan is intended to give us greater ability to attract, retain, and motivate officers, key employees, directors and consultants; and is intended to provide us with the ability to provide incentives more directly linked to the success of our business and increases in shareholder value. As of December 31, 2007, no options have been issued under the 2003 Option Plan. On January 15, 2008, options to acquire 64,200 shares were issued under the 2003 Option Plan to five employees which options are immediately exercisable. These options have an exercise price of $0.80 per share and expire in five years from their issue date.

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

Other Options, Warrants or Rights

We have no other outstanding options or rights to purchase any of our securities. However, as of December 31, 2007, we do have outstanding warrants to purchase up to 4,936,650 shares of our common stock.

 Employment Agreements - Executive Officers and Certain Significant Employees

None of our officers and key employees are presently bound by employment agreements. However, in connection with the Securities Purchase Agreement entered into with BATL in December 2005 and as a further inducement to BATL for making an investment in the Company, Dwaine Reese had agreed not to unilaterally resign as our Chief Executive Officer for a period of two years from December 7, 2005. This period has now elapsed.

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

The following table sets forth, as of March 6, 2008, certain information with regard to the record and beneficial ownership of the Company’s Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company’s Common Stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other executive officers, if any, of the Company whose annual base salary and bonus compensation was in excess of $100,000 (the “named executive officers”), and (iv) all executive officers and directors of the Company as a group:

	Amount and Nature
Name of Beneficial Owner	of Beneficial Ownership		Percent of Class
Dwaine Reese	3,590,000	(1)	20.2%
BATL Bioenergy LLC	3,960,000	(2)	20.5%
Thomas F. Donino	5,558,083	(3)	28.8%
Gary B. Aman	660,000	(4)	3.7%
Jack D. Cowles	398,550	(5)	2.2%
Stan Crow	700,500	(6)	3.9%

Richard B. Dicks	114,200	(7)	*

All Executive Officers and
Directors as a Group (6 persons)	11,021,133		56.6%

*	Less than 1%.

(1)	Consists of 3,565,000 shares held by Mr. Reese and 25,000 shares underlying an option granted to him. The address for Mr. Reese is 10701 Corporate Drive, Suite 150, Stafford, Texas.

(2)
Consists of 2,450,000 shares held by BATL Bioenergy LLC (“BATL”) and 1,510,000 shares underlying warrants held by BATL. This information is based solely upon information reported in filings made to the SEC on behalf of BATL. The address for BATL is 7 Lakeside Drive, Rye, New York.

(3)
Consists of 1,184,883 shares held by Mr. Donino, 2,450,000 shares held by BATL, 384,700 shares held by BATL Management LP (“BATL Management”), 1,510,000 shares underlying warrants held by BATL and 28,500 shares underlying warrants held by Mr. Donino. As the president and managing member of BATL and the sole officer, director and shareholder of BATL Management’s general partner, Mr. Donino may be deemed to be the beneficial owner of shares owned by BATL and BATL Management. BATL Management is a family limited partnership whose members are certain relatives and trusts for the benefit of certain relatives of Mr. Donino. This information is based solely upon information reported in filings made to the SEC on behalf of Thomas Donino, BATL and BATL Management. The address for Mr. Donino is 7 Lakeside Drive, Rye, New York.

(4)	The address for Mr. Aman is 6119 Apple Valley Lane, Houston, Texas.

(5)	The address for Mr. Cowles is 30 Lansdowne Drive, Larchmont, New York.

(6)	Consists of 565,500 shares held by Mr. Crow and 135,000 shares underlying warrants held by him. The address for Mr. Crow 1410 Andover Street, Livingston, Texas.

(7)	Consists of 100,000 shares underlying warrants held by Mr. Dicks and 14,200 shares underlying an option granted to him. The address for Mr. Dicks is 10701 Corporate Drive, Suite 150, Stafford, Texas.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Since January 1, 2007, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

Our board of directors currently consists of four members. They are Dwaine Reese, Gary B. Aman, Jack D. Cowles and Thomas F. Donino. Mr. Reese is the Company’s Chairman of the Board and Chief Executive Officer. Messrs. Aman, Cowles and Donino are independent directors. We have determined their independence using the definition of independence set forth in NASD Rule 4200.

Item 13.	Exhibits.

Incorporated by
Reference to
2.1	Share Exchange Agreement	Exhibit 2.1 (1)
2.2	Plan of Merger	Exhibit 2.2 (2)
2.3	Article of Merger (Delaware)	Exhibit 2.3 (2)
2.4	Articles of Merger (Washington)	Exhibit 2.4 (2)
3.1	Articles of Incorporation (July 8, 2003 filing date)	Exhibit 3.1 (2)
3.2	Bylaws	Exhibit 3.2 (2)
4.1	Specimen of Common Stock Certificate	Exhibit 4.1 (2)
4.2	Registrant’s 2003 Stock Option Plan	Exhibit 4.1 (3)
4.3	Registrant’s 2005 Stock Compensation Plan	Exhibit 99.1 (4)
4.4	Form of Common Stock Purchase Warrant granted to various persons at various times from August 2003 to date	Exhibit 4.4 (5)
4.5	Registration Rights Agreement dated December 8, 2005 between the Company and BATL Bioenergy LLC	Exhibit 4.1 (6)
4.6	Warrant to purchase 1,000,000 shares issued to BATL Bioenergy LLC	Exhibit 4.2 (6)
10.1	Memorandum of Understanding by and between the Registrant’s Subsidiary and RubyCat Technology dated February 1, 2003	Exhibit 10.22 (2)
10.2	Office Lease dated February 1, 2001	Exhibit 10.23 (2)
10.3	Office Lease Amendment dated March 31, 2003	Exhibit 10.24 (2)
10.4	Second Amendment to Lease Agreement	Exhibit 10.4 (7)
10.5	Third Amendment to Lease Agreement	Exhibit 10.5 (7)
10.6	Redemption Agreement dated December 6, 2005 between the Company and Parrish B. Ketchmark and Parrish Brian Partners, Inc.	Exhibit 10.1 (6)
10.7	Securities Purchase Agreement dated December 8, 2005 between the Company and BATL Bioenergy LLC	Exhibit 10.2 (6)
10.8	Asset Purchase Agreement dated as of July 13, 2006	Exhibit 2.1 (8)
10.9	Manufacturing and Supply Agreement dated August 18, 2006	Exhibit 10.9 (7)
21.1	Subsidiaries of the Registrant	Exhibit 21.1 (7)
23.1	Consent of Philip Vogel & Co. PC	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 23, 2003, and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2, File No. 333-108872, and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Schedule 14A filed on August 12, 2003, and incorporated by reference herein.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-1258814, and incorporated by reference herein.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, and incorporated by reference herein.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 12, 2005, and incorporated by reference herein.

(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and incorporated by reference herein.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 19, 2006, and incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2007 and December 31, 2006:

Fee Category	2007 Fees	2006 Fees
Audit Fees	$38,816	$30,710
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$38,816	$30,710

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

Dated: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dwaine Reese	Chief Executive Officer,	3/17/2008
Dwaine Reese	Chairman of the Board
and Director
(Principal Executive Officer)

/s/ Richard B. Dicks	Chief Financial Officer	3/17/2008
Richard B. Dicks	(Principal Financial Officer)

/s/ Gary B. Aman	Director	3/17/2008
Gary B. Aman

/s/ Jack D. Cowles	Director	3/17/2008
Jack D. Cowles

/s/ Thomas F. Donino	Director	3/17/2008
Thomas F. Donino

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
EnerTeck Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of EnerTeck Corporation and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnerTeck Corporation and subsidiary as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Philip Vogel & Co. PC

PHILIP VOGEL & CO. PC

Certified Public Accountants

Dallas, Texas

March 7, 2008

.ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 2007 and 2006

	2007	2006
ASSETS
Current assets
Cash	$319,126	$429,483
Inventory	146,654	137,485
Receivables - trade	50,920	290,072
Receivables - employee	4,483	29,145
Prepaid Expenses	19,639	19,625
Total current assets	540,822	905,810

Intellectual Property	3,000,000	3,000,000

Property and equipment, net of accumulated depreciation of $202,271 and $168,011 respectively	119,894	166,832

Total assets	$3,660,715	$4,072,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Note payable - current maturity	$500,000	$500,000
Accounts payable	10,649	64,510
Accrued liabilities	61,666	40,000
Total current liabilities	572,315	604,510

Long Term Liabilities
Note~~s~~ Payable - long term portion	1,000,000	1,500,000
Total Long Term Liabilities	1,000,000	1,500,000

Stockholders’ Equity

Preferred stock, $.001 par value, 100,000,000 shares authorized, none issued

Common stock, $.001 par value, 100,000,000 shares authorized, 17,761,359 and 16,761,359 shares issued and outstanding, respectively	17,761	16,761
Additional paid-in capital	19,947,381	18,823,714
Accumulated deficit	(17,876,742)	(16,872,343)
Total stockholders’ equity	2,088,400	1,968,132

Total liabilities and stockholders’ equity	$3,660,715	$4,072,642

 See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007 and 2006

	2007	2006
Product Sales	$396,141	$641,419
Cost of goods sold	73,756	240,770
Gross profit	$322,385	400,649
Costs and expenses:
General and Administrative Expenses:
Wages	$429,541	$421,676
Non-cash compensation	0	92,500
Depreciation	46,332	48,214
Other Selling, General and Administrative Expenses	451,965	505,458
Total Expenses	$927,838	$1,067,848
Operating loss	($605,453)	($667,199)

Other income (expense)
Interest Income	23,765	74,845
Other Income	17,990	57,805
Stock-based delay awards	(374,667)	(64,500)
Interest expense	(66,033)	(40,000)
Net Income (loss)	($1,004,399)	$(639,049)

Net loss per share:
Basic and diluted	($0.06)	($0.04)
Weighted average shares outstanding:
Basic and diluted	17,413,414	16,540,181

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2007 and 2006

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2005	16,451,359	$16,451	$18,067,524	$(16,233,294)	$1,850,681

Return of Founders' Stock	250,000	250	587,250		587,500
Common stock for services	50,000	50	92,450		92,500
Warrants Exercised	10,000	10	11,990		12,000
Warrants Issued			64,500		64,500
Net Loss				(639,049)	(639,049)

Balances, December 31, 2006	16,761,359	16,761	18,823,714	(16,872,343)	1,968,132

Private Offering	1,000,000	1,000	749,000		750,000
Warrants Issued			374,667		374,667
Net Loss				(1,004,399)	(1,004,399)

Balances, December 31, 2007	17,761,359	$17,761	$19,947,381	$(17,876,742)	$2,088,400

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006

	2007	2006
Net (loss)	($1,004,399)	($639,049)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation	46,332	48,214
Common stock issued for services	0	92,500
Warrants issued to Investor	374,667	64,500
Non-cash income items	3,392	(57,805)
Changes in operating assets and liabilities:
Accounts receivable	239,152	(265,079)
Inventory	(9,169)	(120,295)
Prepaid expenses and other	(14)	(19,225)
Accounts payable	(53,861)	12,223
Accrued Interest payable	(933)	40,000
Accrued Liabilities	22,598	(141,310)
NET CASH USED IN OPERATING ACTIVITIES	($382,235)	(985,326)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	4,800	0
Capital expenditures	(7,584)	(109,815)
Acquisition of intellectual property	0	(1,000,000)
Employee advances	24,662	(9,645)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$21,878	(1,119,460)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of warrants	0	12,000
Proceeds from sale of common stock	750,000	0
Repayments of note payable	(500,000)	0
CASH PROVIDED BY FINANCING ACTIVITIES	$250,000	12,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	($110,357)	(2,092,786)
Cash and cash equivalents, beginning of year	429,483	2,522,269
Cash and cash equivalents, end of year	$319,126	$429,483
Cash paid for:
Income tax	$0	$0
Interest	$66,965	$0
Non-cash investing and financing activities:
Note payable originated for the purchase of intellectual
property		$2,000,000

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

Certain reclassifications have been made to the 2006 financial statements in order to conform to the current presentation. The primary reclassification relates to the presentation of stock-based delay awards which management believes are more appropriately reflected as a non-operating expense. Net loss as previously reported has not changed.

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

Inventory

Inventory consists of market ready EnerBurn plus raw materials required to manufacture the products. Inventory is valued at the lower of cost or market using the average cost method. Also included in inventory are three large Hammonds EnerBurn doser systems amounting to $57,000 which are projected to be transferred to marine customers during 2008. Finished product amounted to approximately $42,000 at December 31, 2007; the remainder being comprised of raw materials.  Included in inventories at December 31, 2006, were four doser systems amounting to $76,000; with substantially all the remaining inventory being comprised of raw materials.

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

Intangible Assets

Intellectual property and other intangibles are recorded at cost. The Company has determined that its intellectual property has an indefinite life because there is no legal, regulatory, contractual, competitive, economic or other factor to limit its useful life, and therefore will not be amortized. For other intangibles, amortization would be computed on the straight-line method over the identifiable lives of the assets. The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective for periods beginning January 1, 2002, and thereafter. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Specifically, the statement addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires the Company to evaluate its intellectual property each reporting period to determine whether events and circumstances continue to support an indefinite life. In addition, the Company will test its intellectual property for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The statement requires intangible assets with finite lives to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value. The Company tested its intangible assets for impairment as of December 31, 2007. It was determined at that time that no impairment existed based primarily on projected sales and the resulting discounted projected cash flow analyses.

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

Revenues from sales of product and equipment are recognized at the point when a customer order has been shipped and invoiced.

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

In June 2005, the FASB issued FSP FAS 150-5, Issuers Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (“FAS 150-5”). FAS 150-5 clarifies that freestanding warrants and similar instruments on shares that are redeemable should be accounted for as liabilities under FAS 150 regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. FAS 150-5 is effective for the first reporting period beginning after June 30, 2005. Although the Company had outstanding warrants as of December 31, 2006, the shares issued upon exercise of the warrants are not redeemable; consequently, the adoption of FAS 150-5 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections—A replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”). FAS 154 replaces APB Opinion No. 20, Accounting Changes (“APB 20”), and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements (“FAS 3”) and changes the requirements for the accounting for, and reporting of, a change in accounting principles. FAS 154 applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. FAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change in accounting principle. Additionally, FAS 154 requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in FAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

In March 2006, the EITF reached a tentative consensus on Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-03”). EITF 06-03 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. EITF 06-03 is effective for periods beginning after December 15, 2006. Management has determined that adoption of EITF 06-03 has not had a material effect on the Company’s financial position, results of operations and cash flows.

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

During June 2006, The FASB has issued FIN 48 which prescribes rules for the financial statements accounting for uncertainty in income tax positions. FIN 48 requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in all jurisdictions in all tax years in which the statute of limitations remains open upon the initial date of adoption are required to be assessed. The criteria for asset recognition is that it is more likely than not that a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes is the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 became effective for the Company’s fiscal 2007 year. The adoption of FIN 48 has not had a material impact on the Company’s financial position, results of the operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157; "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. In November 2007, FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. We are currently evaluating the provisions of FASB 157 to determine the future impact on the Company’s consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position EITF Issue No. 00-19-2, “Accounting for Registration Payment Arrangements,” or FSP 00-19-2, which addresses an issuer’s accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. FSP 00-19-2 was issued in December 2006 and was effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that were entered into or modified subsequent to the issuance of FSP 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements entered into prior to the issuance of FSP 00-19-2, it is effective for financial statements issued for fiscal years beginning after December 15, 2006. We have adopted the provisions of FSP 00-19-2 effective January 1, 2007 and have determined that the adoption had no material impact on our consolidated financial statements.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115,“Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements. The adoption of SFAS No. 159 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on The Company's results of operations, financial position or cash flow.

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2007 and 2006 property and equipment consisted of the following:

	Useful	2007	2006
	Lives	Amount	Amount
Furniture and fixtures	5-7	$55,797	$67,025
Equipment	5-7	266,368	267,818

		322,165	334,843
Less: accumulated depreciation		202,271	168,011
		$119,894	$166,832

NOTE 3 - INTELLECTUAL PROPERTY

In July 2006, EnerTeck acquired the EnerBurn technology. The purchase price for the EnerBurn technology is as follows: (i) $1.0 million cash paid on July 13, 2006, and (ii) a promissory note for $2.0 million. In May of 2007, we made the initial payment of $500,000 plus interest against the loan. EnerTeck has determined that the life of the intellectual property is indefinite; therefore, the asset is not amortized. The Company has tested the asset for impairment and has determined that no impairment exists at December 31, 2007.

NOTE 4 - INCOME TAXES

EnerTeck has incurred net losses since the merger with Gold Bond and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative operating loss carry-forward is approximately $9,600,000 at December 31, 2007, and will expire beginning in 2024.

Deferred income taxes consist of the following at December 31, 2007 and 2006:

	2007	2006
Assets:
Net operating loss carryforwards	$3,271,000	$2,850,000
Valuation allowance	(3,119,000)	(2,850,000)

	$152,000	$-

Liabilities:
Amortization differences	$(108,000)	$-
Depreciation differences	(44,000)	-

	$(152,000)	$-

The change in the valuation allowance for the years ended December 31, 2007 and 2006, was $269,000 and $185,000, respectively

NOTE 5 - STOCKHOLDERS' EQUITY

On March 20, 2004 four of the founders of Enerteck’s wholly owned operating subsidiary, EnerTeck Chemical Corp., returned for cancellation 3,000,000 of the 5,000,000 shares of their common stock that they were issued in connection with the acquisition of EnerTeck Chemical Corp.

Also during 2004, two consultants were issued a total of 400,000 shares of common stock for services to be rendered to EnerTeck Corporation.

During the year ended December 31, 2004, EnerTeck received $224,800 from the exercise of 220,000 warrants at an exercise price of $1.00 per share and 4000 warrants at an exercise price of $1.20 per share, resulting in the issuance of 224,000 common shares. Additionally, 135,484 common shares were issued to our investment banker, Maxim Partners, LLC under a cashless exercise provision to a warrant agreement. We received no proceeds from this exercise.

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

Between May 1, 2007 and May 16, 2007, the Company sold a total of 1,000,000 shares of common stock at $0.75 per share to seven investors for total gross proceeds of $750,000 in a private placement offering to accredited investors only.

NOTE 6 - STOCK WARRANTS AND OPTIONS

Stock Warrants

During 2005 and 2006, EnerTeck issued warrants to consultants and employees as follows:

During 2005, Enerteck’s board of directors approved the issuance of warrants to acquire 1,000,000 shares of common stock at $2.00 per share to BATL Bioenergy LLC as part of BATL’s equity investment transaction.

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

In October, 2007, an additional 510,000 warrants were granted to Mr. Thomas Donino of BATL Bioenergy LLC and his designee pursuant to the terms of an agreement made as part of the BATL stock purchase in December, 2005. These warrants have an exercise price of $2.00 per share and expire in five years from their issue date. These warrants were valued using the Black-Scholes Model and the fair value of $374,667 was charged to operating expense during 2007.

Summary information regarding warrants is as follows:

		Weighted
		average
	Warrants	Share Price
Outstanding at December 31, 2004	3,306,650	1.12

Year ended December 31, 2005:

Granted	1,100,000	2.00
Exercised	-	-
Expired	-	-

Outstanding at December 31, 2005	4,406,650	$1.34

Year ended December 31, 2006:

Granted	30,000	2.00
Exercised	10,000	1.20
Expired	-	-

Outstanding at December 31, 2006	4,426,650	$1.34

Year ended December 31, 2007:

Granted	510,000	2.00
Exercised	-	-
Expired	-	-

Outstanding at December 31, 2007	4,936,650	$1.41

Warrants outstanding and exercisable as of December 31, 2007:

		Weighted
		Average	Exercisable
	Number of	Remaining	Number of
Exercise Price	Warrants	Life	Warrants
$1.00	1,430,000	1.4	1,430,000
$1.20	1,864,150.8		1,864,150
$2.00	1,640,000	3.5	1,640,000
$3.40	2,500.3		2,500

	4,936,650		4,936,650

Stock Options

In September 2003, shareholders of the Company approved an employee stock option plan (the “2003 Option Plan”) authorizing the issuance of options to purchase up to 1,000,000 shares of common stock. The 2003 Option Plan is intended to give the Company greater ability to attract, retain, and motivate officers, key employees, directors and consultants; and is intended to provide the Company with the ability to provide incentives more directly linked to the success of the Company’s business and increases in shareholder value. As of December 31, 2007, no options have been issued under the 2003 Option Plan. On January 15, 2008, options to acquire 64,200 shares were issued under the 2003 Option Plan to five employees which options are immediately exercisable. These options have an exercise price of $0.80 per share and expire in five years from their issue date. These options were valued using the Black-Scholes Model and the fair value of $47,000 will be charged to operating expense during the first quarter of 2008.

NOTE 7 - NOTE PAYABLE

The Company has a note payable in connection with its acquisition of intellectual property. The note requires four annual payments of $500,000 plus interest at 4% compounded on a monthly basis, starting July 2007. The note is secured by the intellectual property. The initial payment of $500,000 plus related interest was made in advance of the due date in May, 2007, leaving a remaining balance of $1,500,000.

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

In October 2005, we entered into a letter of intent to acquire Ruby Cat, the formulator of our products (the “Ruby Cat LOI”). Despite the Ruby Cat LOI to acquire Ruby Cat, we subsequently changed negotiations to simply acquire the EnerBurn technology and associated assets. These negotiations were successfully completed during the third quarter of 2006, with the completion of the acquisition of the EnerBurn technology and associated assets on July 13, 2006 for a total purchase price of $3,000,000. As a result of the acquisition, we were required to make an immediate payment of $1,000,000 at closing and we were to make additional annual payments of $500,000 per year, plus interest at a rate of 4% for four years, all of which will draw significantly on future cash reserves. During the second quarter of 2007, we made the first of these $500,000 note payments in advance of the due date to allow us to take advantage of a significant savings in interest by doing so. This acquisition allows us to manufacture our own on and off road versions of the EnerBurn product line and has allowed for significant savings in the cost requirements of product sales from manufacturing.

Office Lease -

EnerTeck leases office space under a non-cancelable operating lease. Future minimum rentals due under non-cancelable operating leases with an original maturity of at least one-year are approximately as follow:

December 31,	Amount
2008	$47,635
2009	47,635
2010	15,878

Total	$111,148

Rent expense for the years ended December 31, 2007 and December 31, 2006 totaled $43,553 and $43,140, respectively. The current lease expires April 30, 2010. A three year lease was negotiated in 2007 and contained terms similar to those of past years.

Registration Rights Agreement

In connection with the BATL Agreement, the Company and BATL entered into a Registration Rights Agreement dated as of December 8, 2005 (the “Registration Rights Agreement”), whereby the Company has agreed to prepare and file with the Commission not later than the 60th day (the “Filing Date”) after the BATL Closing Date a Registration Statement covering the resale of all of the BATL Shares and the shares of common stock underlying the BATL Warrant. The Company has agreed to use its best efforts to cause the Registration Statement to be declared effective as promptly as possible after the filing thereof, but in any event prior to the 240th day after the Filing Date (such day referred to as the “Effective Date”); provided that, if the Registration Statement is not filed by the Filing Date or declared effective by the Effective Date (each a “Penalty Event”) then the Company shall issue a five-year warrant (“Penalty Warrant”) to BATL to acquire another 49,000 shares of common stock, at an exercise price equal to the exercise price of the BATL Warrant, per each 30-day period following the Penalty Event that the Registration Statement has not been filed and/or that the Effective Date has not occurred. In April 2006, the Company entered into a letter agreement with BATL amending and clarifying certain provisions of the Registration Rights Agreement. Pursuant to the April 2006 letter agreement, it was agreed (i) that the number of Penalty Warrants issuable for all periods prior to April 30, 2006 in respect of delays in filing the Registration Statement shall be 30,000, and (ii) 28,500 of such warrants shall be issued to Thomas F. Donino and 1,500 of such warrants shall be issued to Jay Goldstein. In October 2007, the Company entered into another letter agreement with BATL pursuant to which it was agreed that in the event the Effective Date occurs during the period from and including April 30, 2006 through April 30, 2008 (the “Fixed Period”), the number of shares of Common Stock underlying any Penalty Warrant issuable due to the fact that the Registration Statement was not declared effective by the Effective Date shall be 510,000 (the “Fixed Penalty Warrant”), regardless of at which point during the Fixed Period the Effective Date occurs. In October 2007, the Fixed Penalty Warrant was delivered to BATL. The October 2007 letter agreement further provides that if the Effective Date shall have not occurred on or prior to April 30, 2008, then the Company shall once again be obligated to issue a Penalty Warrant to BATL per 30-day period following the Fixed Period that the Effective Date has not occurred, in accordance with the terms of the Registration Rights Agreement. As of the date of this statement, the Company does not believe that it is probable that it will be required to issue any additional Penalty Warrants to BATL under this arrangement. However, no assurance can be given that such will be the case.

Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the years ended December 31, 2007 and 2006, the Company incurred recurring net losses of $1,004,000 and $639,000, respectively. In addition, at December 31, 2007, the Company has an accumulated deficit of $17,876,742. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis. Management believes that sales revenues for 2007 were considerably less than earlier anticipated primarily due to circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future. Management expects that both marine and trucking sales should show significant increases in 2008. In addition, management is also currently putting sales strategies in place to other industries in an effort to increase revenues and cash flow. No assurance can be made that any of these efforts will be successful.

Currently there are 4,936,550 warrants outstanding with a total exercised value of $6,955,000. Of these, there are 2,426,650 warrants with an exercised value of $2,731,000 which will expire during 2008. If a substantial number of these warrants are exercised on or before the expiration date, this will provide sufficient capital for the next twelve months. In addition, the Company has been able to generate working capital in the past through private placements and believes that these avenues will remain available to the Company if additional financing is necessary. No assurances can be made, however, that the warrants will be exercised or that the Company will be able to obtain such other additional financing on terms acceptable to the Company or at all.

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

EnerTeck at times has cash in bank in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2007, EnerTeck had $256,046 in cash in excess of FDIC insurance limits.

NOTE 10 - REVENUE FROM MAJOR CUSTOMERS

One customer represented 59.7% of the company’s sale revenues for the year ended December 31, 2007 as compared to 80.8% of the company’s sales revenues for the year ended December 31, 2006. The company had a pending sale prepared for shipment, but had no receivables outstanding for this major customer at year end December 31, 2007 as compared to $264,000 in receivables from this customer at year end December 31, 2006..