Form 10-Q
period 2008-03-31
ENERTECK CORP
filed 2008-05-14
CIK 1128353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ______

Commission file number 0-31981

ENERTECK CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware	47-0929885
(State or other jurisdiction	(I.R.S. Employer
of incorporation or	Identification No.)
organization)

10701 Corporate Drive, Suite 150
Stafford, Texas	77477
(Address of principal	(Zip Code)
executive offices)

(281) 240-1787
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 17,761,359 outstanding as of April 30, 2008.

PART I - FINANCIAL INFORMATION

ENERTECK CORPORATION

Index to Financial Information
Period Ended March 31, 2008

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Unaudited	Audited
	March 31, 2008	Dec. 31, 2007
ASSETS

Current assets
Cash	$207,168	$319,126
Inventory	131,850	146,654
Receivables - Trade	121,765	50,920
Receivables - Employee	4,233	4,482
Prepaid Expenses	5,242	19,639
Total current assets	470,259	540,821

Intellectual Property	3,000,000	3,000,000

Property and equipment, net of accumulated depreciation of $211,837 and 202,271respectively	110,328	119,894
Total assets	$3,580,586	$3,660,715

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Notes Payable - Current Portion	$500,000	$500,000
Accounts payable	39,714	10,649
Accrued liabilities	69,840	61,666
Total current liabilities	$609,554	$572,315

Long Term Liabilities
Notes Payable	$1,000,000	$1,000,000
Total Long Term Liabilities	$1,000,000	$1,000,000

Stockholders’ Equity (Deficit)
Common stock, $.001 par value, 100,000,000 shares authorized, 17,761,359 shares issued and outstanding	17,761	17,761
Additional paid-in capital	19,994,455	19,947,381
Accumulated deficit	(18,041,184)	(17,876,742)
Total stockholders’ equity	1,971,032	2,088,400

Total liabilities and stockholders’ equity (deficit)	$3,580,586	$3,660,715

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	3 Months Ended March 31,
	2008	2007
Revenues
Product Sales	$120,345	$37,180
Cost of goods sold	16,009	11,735
Gross profit	$105,116	$25,445

General and Administrative Expenses:
Wages	$106,652	$107,370
Depreciation	9,566	11,937
Stock Compensation	47,074	0
Other Selling, General and Admin. Expenses	94,970	118,509
Total Expenses	$258,262	$237,816

Operating loss	$(153,926)	$(212,371)

Interest Income	4,090	7,854
Other Income	624	4,293
Interest expense	(15,230)	(20,000)
Total Other Income and Expenses	$(10,516)	$(7,853)
Net Income (loss)	$(164,442)	$(220,224)

Net loss per share:
Basic and diluted	$(0.009)	$(0.014)

Weighted average shares outstanding:
Basic and diluted	17,761,359	16,761,359

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 30, 2008 and 2007
(Unaudited)

	2008	2007
Net (loss)	$(164,442)	$(220,224)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	9,566	11,937
Common Stock issued for services	0	0
Warrants/Options Expenses	47,074	0
Gain on sale of assets	0	(964)
Changes in operating assets and liabilities:
Accounts receivable	(70,845)	248,492
Inventory	14,025	(19,827)
Prepaid expenses	14,396	7,870
Accounts payable	29,065	(48,444)
Accrued Interest payable	15,230	20,000
Accrued Other expenses	(7056)	0
NET CASH USED IN OPERATING ACTIVITIES	$(112,207)	$(1,160)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Asset	0	4800
Repayment of Employee Advances	250	10,417
CASH PROVIDED BY INVESTING ACTIVITIES	$250	$15,217

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of warrants	$0	$0

CASH PROVIDED BY FINANCING ACTIVITIES	$0	$0

NET INCREASE (DECREASE) IN CASH	$(111,958)	$14,057
Cash, beginning of period	$319,126	$429,483
Cash, end of period	$207,168	$443,540

Cash paid for:
Income tax	$-	$-
Interest expense	-	-

ENERTECK CORPORATION and SUBSIDIARY,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying Unaudited interim consolidated financial statements of EnerTeck Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in EnerTeck’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2007 as reported in the Form 10-KSB have been omitted.

NOTE 2 - INCOME (LOSS) PER COMMON SHARE

The basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net income (loss) per common share is computed by dividing the net income applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2008 and 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

NOTE 3 - INTELLECTUAL PROPERTY

In July 2006, EnerTeck acquired the EnerBurn technology. The purchase price for the EnerBurn technology is to be paid as follows: (i) $1.0 million cash paid on July 13, 2006, and (ii) promissory note for $2.0 million bearing interest each month at a rate of 4.0% per annum, compounded monthly, and which shall be paid in four annual payments of $500,000 plus accumulated interest to that date on each anniversary of the closing until the entire purchase price is paid in full. The first installment payment on this note of $500,000 plus compounded interest was made in advance of the due date on May 13, 2007. EnerTeck has determined that the life of the intellectual property is indefinite. Therefore, the asset is not amortized and will be tested for impairment at least annually.

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

EnerTeck granted 64,200 non-statutory stock options to company employees during the three months ended March 31, 2008 under the Enerteck Corporation 2003 Stock Option Plan. These options were divided based upon current compensation levels to all current salaried employees. No further stock option compensation is planned at the present time.

Item 2.  Management’s Discussion and Analysis of Plan of Operation

The following should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

FORWARD-LOOKING STATEMENTS

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” “plans”, and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends which may affect our future plans of operations, business strategy, operating results and financial position. Forward looking statements in this report include without limitation statements relating to trends affecting our financial condition or results of operations, our business and growth strategies and our financing plans.

Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Certain of these risks and uncertainties are discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 under the caption “Uncertainties and Risk Factors” in Part I, Item 1 “Description of Business”.

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

RESULTS OF OPERATIONS

Revenues

For the three months ended March 31, 2008, we recorded sales revenues of $120,000 versus sales revenues of $37,000 in the same period of 2007. The increase in revenues for the three month period over that of the prior year can primarily be traced to an expansion of business to a newly opened fueling location on the Mississippi River, related to our ongoing relationship with Custom Fuel Services, Inc. (“Custom”). There were no orders filled for Custom to the original fueling depots in the first quarter of 2008. However it is anticipated that a large order from Custom will be shipped during the second quarter of 2008.

On July 28, 2005, EnerTeck Sub had entered into an Exclusive Reseller and Market Development Agreement (the “Custom Agreement”) with Custom, a subsidiary of Ingram Barge. Under the Custom Agreement, EnerTeck Sub has appointed Custom, which provides dockside and midstream fueling from nine service locations in Louisiana, Kentucky, Illinois, West Virginia, Missouri and Iowa, as its exclusive reseller of EnerBurn and the related technology on the Western Rivers of the United States, meaning the Mississippi River, its tributaries, South Pass, and Southwest Pass, excluding the Intra Coastal Waterway. The Agreement has an initial term of three years but can be terminated upon 60 days prior written notice by either party. Custom is not required to purchase a minimum volume of EnerBurn during the term of the Custom Agreement. Subsequent to the signing of the Custom Agreement, Custom obtained the regulatory approvals and installed the blending equipment necessary to facilitate its distribution of EnerBurn. In February 2006, we delivered our first shipment of EnerBurn to Custom by delivering 4,840 gallons. During most of 2006, Custom concentrated on completing the required infrastructural work to allow Custom to begin servicing the Ingram and other fleets. This work was completed late in the second quarter of 2006 and treatment of the Ingram fleet was commenced. Late in the second quarter, Custom placed a second order of 4,840 gallons. However, Custom was unable to take delivery until late in the fourth quarter of 2006. Sales to Custom, currently the Company’s largest customer have been slower than initially anticipated principally due to an equipment malfunction and delay in the completion of a principal Marine fueling facility for EnerBurn on the Mississippi River. Each of these problems has been addressed and is either corrected or close to being corrected. We anticipate sales in this market will increase significantly during the later parts of 2008.

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

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $105,000 or 87.5% of sales for the three months ended March 31, 2008, compared to $25,000 or 67.6% of sales for the three months ended March 31, 2007. In terms of absolute dollars, the increase is a direct reflection of the difference in sales volume for the two periods. In terms of the percentage of sales, the increase is due primarily to the fact that we are now a manufacturer of our core products, instead of a purchaser and relabeler.

Cost of goods sold was $16,000 for the three months ended March 31, 2008 which represented 12.5% of revenues compared to $12,000 for the three months ended March 31, 2007 which represented 32.4% of revenues. This decrease in costs of goods sold as a percentage of revenue primarily reflects the decrease in overall product cost from our initiation of manufacturing of our products as compared to purchasing our products from an outside vendor. Starting in July 2006, we have owned the EnerBurn technology and associated assets. Although our manufacturing is done for us by an unrelated third party, we should continue to realize better gross margins due to our manufacturing our own product lines, compared to those we achieved in the past when we purchased all of our products from an outside vendor.

Costs and Expenses

Operating expenses were $258,000 for the three months ended March 31, 2008 as compared to $238,000 for the three months ended March 31, 2007, a increase of $20,000. The majority of such increase was due to increases in sales commissions from the increase in sales for the first quarter of 2008 compared to the prior year period and year end audit fees paid or payment for the quarterly period. Costs and expenses in all periods primarily consisted of wages, professional fees, rent expense, amortization expense and other selling, general and administrative expenses.

Net Loss

During the three months ended March 31, 2008, we reported a net loss of $164,000 as compared to a net loss of $220,000 for the three months ended March 31, 2007. This change was primarily due to the increase in sales for the first quarter of 2008 compared to the prior year period offset by a lesser increase in expenses from period to period. Net income in the future will be dependent upon our ability to increase revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses.

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

At present, one customer, Custom, represents a majority of our sale revenues. With Custom’s assistance, however, negotiations are currently underway with several other large customers in the same industry to expand this market. The loss of Custom as a customer would adversely affect our business and we cannot provide any assurances that we could adequately replace the loss of this customer. Sales revenues to Custom and its clients have been less to date than had originally been projected. This has been due primarily to the equipment malfunction and delay in the completion of a principal Marine fueling facility as described above. With our assistance, each of these problems has been addressed and is either corrected or close to being corrected. It is expected that sales should show significant increases throughout 2008. It is also anticipated that other new customers coming on board during 2008 will lessen the impact of a loss of Custom, should that happen. In this regard, in June 2007, we entered into an Exclusive Reseller and Market Development Agreement with Tanner Fuel Services, LLC appointing Tanner the exclusive reseller of EnerBurn on the Inter Coastal Waterway from Houma, Louisiana to the Port of Houston, Texas.

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

In this regard, we believe the on road trucking industry is another potentially large market. The purchase of the rights to the EnerBurn technology and the subsequent issuance to Enerteck of its manufacturing permit for “On Road” versions of EnerBurn, allows us to now pursue this market and it is our intention to do that during 2008. We are currently working closely with two engineering firms on the development of a reliable and economically priced truck mounted dosing unit which will better allow for the efficient utilization of EnerBurn for the trucking markets. This appears to be nearing completion and it is anticipated that this market should begin opening up for us later in 2008.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2008, we had working capital deficit of $(139,000) and stockholders’ equity of $1,971,000 compared to working capital of $97,000 and stockholders’ equity of $1,748,000 on March 31, 2007.

The decrease in cash on hand on March 31, 2008, as compared to that of March 31, 2007, was primarily due to lower than anticipated sales during 2007 caused primarily by a combination of factors related to the startup of infrastructure facilities on the Mississippi River for the distribution of EnerBurn including technical difficulties suffered by principal customer and the delay in availability of the on-road truck dosing equipment, both of which were unanticipated and beyond our control. We have assisted in the correction of both of these issues during the later part of 2007 and feel both are now under control.

Cash used in operating activities was $112,000 for the three months ended March 31, 2008, which was primarily the result of the $71,000 decrease in accounts receivable, an increase in interest payable of $15,000, increase in prepaid expenses of $14,000, and non-cash charges for depreciation of $10,000, offset by the $164,000 year to date loss in operations, increase in inventory of $14,000, a decrease in Other Accrued expenses of $7,000 and increase in accounts payable of $29,000.

For the three months ended March 31, 2008 or March 31, 2007, we had no financing activities from the exercise of warrants, however we are expecting there to be significant activity in this area, as a sizeable number of the company’s common stock warrants expire during the next two quarters.

For the three months ended March 31, 2008, cash provided by investing activities was $250 due to employee advance repayments compared to $15,000 from investing activities for the three months ended March 31, 2007.

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

Currently there are 4,936,650 warrants outstanding with a total exercised value of $6,955,480. Of these, there are 2,426,650 stock warrants with an exercised value of $2,731,480 which will expire during 2008. If a substantial number of these warrants are exercised on or before the expiration date, this will provide sufficient capital for the next 12 months. For a limited time commencing in May and ending in early June 2008, we will be offering a one time discount for those wishing to exercise their warrants as an incentive to do so. In addition, we have been able to generate working capital in the past through private placements and believe that these avenues will remain available to us if additional financing is necessary. No assurances can be made that the warrants will be exercised or that we will be able to obtain such other investment on terms acceptable to us or at all. Our contemplated cash requirements beyond 2008 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

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

Revenue Recognition

The Company follows the provisions of SEC Staff Accounting Bulletin (SAB) No. 104,“Revenue Recognition” which was issued in December 2003, and recognizes revenues when evidence of a completed transaction and customer acceptance exists, and when title passes, if applicable. SAB No. 104 codified, revised and rescinded certain sections of Staff Accounting Bulletin (SAB) No. 101,“Revenue Recognition in Financial Statements”, in order to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 15, 2008, we granted to five employees (which included our Chief Executive Officer and Chief Financial Officer), as consideration for services on behalf of the Company, options to purchase an aggregate of 64,200 shares of common stock with an exercise price of $0.80 per share. These stock options vest immediately. The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION
(Registrant)

Dated: May 13, 2008	By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2008	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)