Form 10-Q
period 2008-06-30
ENERTECK CORP
filed 2008-08-13
CIK 1128353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 18,287,693 outstanding as of July 31, 2008.

PART I - FINANCIAL INFORMATION

ENERTECK CORPORATION

Index to Financial Information
Period Ended June 30, 2008

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Unaudited	Audited
	June 30, 2008	Dec. 31, 2007
ASSETS

Current assets
Cash	$895,592	$319,126
Inventory	140,194	146,654
Receivables – Trade	17,602	50,920
Receivables - Employee	0	4,482
Prepaid Expenses	39,952	19,639
Total current assets	1,093,340	540,821

Intellectual Property	3,000,000	3,000,000

Property and equipment, net of accumulated depreciation of $221,403 and 202,271, respectively	100,762	119,894
Total assets	$4,194,102	$3,660,715

LIAB. AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Notes Payable - Current Portion	$500,000	$500,000
Accounts payable	5,939	10,649
Accrued liabilities	123,506	61,666
Line of Credit	53,662	0
Stockholder Advances	300,000	0
Total current liabilities	983,107	$572,315

Long Term Liabilities
Notes Payable	$1,000,000	$1,000,000
Total Long Term Liabilities	$1,000,000	$1,000,000

Stockholders’ Equity (Deficit)
Common stock, $.001 par value, 100,000,000 shares authorized, 18,287,693 and 17,761,359 shares issued and outstanding, respectively	18,288	17,761
Additional paid-in capital	20,327,729	19,947,381
Accumulated deficit	(18,135,022)	(17,876,742)
Total stockholders’ equity	2,210,995	2,088,400

Total liabilities and stockholders’ equity (deficit)	$4,194,102	$3,660,715

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$154,653	$18,936	$274,998	$56,116
Cost of goods sold	25,116	6,903	41,125	18,638
Gross profit	$129,537	$12,033	$233,873	$37,478

General and Administrative Expenses:
Wages	$105,596	$106,309	$212,248	$213,679
Non-cash compensation	0	0	47,074	0
Depreciation	9.566	12,139	19,132	24,076
Other Selling, Gen. & Admin. Exp.	99,655	107,502	194,625	226,011
Total Expenses	$214,817	$225,950	$473,079	$463,766

Operating loss	($85,280)	($213,950)	($239,206)	($426,288)

Interest Income	4,574	5,910	8,664	13,764
Other Income	2,765	14,335	3,388	18,628
Interest expense	(15,896)	(15,361)	(31,126)	(35,361)
Net Income (loss)	($93,837)	($209,033)	(258,280)	($429,257)

Weighted average shares outstanding:	($0.00)	($0.01)	($.01)	($0.03)
Basic and diluted	17,948,356	17,431,689	17,854,857	17,098,376

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Net (loss)	($258,280)	($429,257)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	19,132	24,076
Common Stock issued for services	0	0
Warrants/Options Expenses	47,074	0
Gain on sale of assets	0	(964)
Changes in operating assets and liabilities:
Accounts receivable	33,318	251,839
Inventory	6,460	(20,176)
Prepaid expenses	(20,313)	18,400
Accounts payable	(4,710)	(64,510)
Accrued Interest payable	31,126	(31,605)
Accrued Other expenses	31,057	8,439
NET CASH USED IN OPERATING ACTIVITIES	($115,136)	($243,758)

CASH FLOWS FROM INVESTING ACTIVITIES	0	$4,800
Proceeds from Sale of Asset	0	($3,025)
Repayment of Employee Advances	4,484	15,814
CASH PROVIDED BY INVESTING ACTIVITIES	$4,484	$17,589

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of warrants	$333,800	$0
Sale of Common Stock	0	750,000
Proceeds from advances and note payable	353,318
Payment on Intellectual Property	0	(500,000)
CASH PROVIDED BY FINANCING ACTIVITIES	$687,118	$250,000

NET INCREASE (DECREASE) IN CASH	$576,466	$23,830
Cash, beginning of period	319,126	$429,483

Cash, end of period	$895,592	$453,313

Cash paid for:
Income tax	$-	$-
Interest expense	-	66,966

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

NOTE 3 – INTELLECTUAL PROPERTY

In July 2006, EnerTeck acquired the EnerBurn technology. The purchase price for the EnerBurn technology is to be paid as follows: (i) $1.0 million cash paid on July 13, 2006, and (ii) promissory note for $2.0 million bearing interest each month at a rate of 4.0% per annum, compounded monthly, and which shall be paid in four annual payments of $500,000 plus accumulated interest to that date on each anniversary of the closing until the entire purchase price is paid in full. The second installment payment on this note of $500,000 plus compounded interest was made in advance of the due date on July 3, 2008. EnerTeck has determined that the life of the intellectual property is indefinite. Therefore, the asset is not amortized and will be tested for impairment at least annually.

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

During the quarter ended June 30, 2008, the Company entered into a program to provide short-term inducements to current warrant holders to exercise those warrants prior to their stated expiration dates. The inducement provided was a reduction in the exercise price to 60% of the original amount. Under this program 526,334 warrants were exercised resulting in cash proceeds to the Company of $333,800. This program expired June 30, 2008.

NOTE 5 - LINE OF CREDIT

During March 2008, the Company enterred into a revolving line-of-credit agreement with Merrill Lynch Bank USA. The line of credit provides for short-term borrowings up to $100,000, with interest at LIBOR plus .5%. The line is collateralized by cash and cash equivalents totaling $235,448 at June 30, 2008.

NOTE 6 - PRIVATE OFFERING

During June 2008, the board of directors of the Company authorized a private offering of stock and warrants. Prior to June 30, 2008, an advance payment of $300,000 for this offering was received by the Company. At this time, the terms of the offering have not been finalized.

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

RESULTS OF OPERATIONS

Revenues

We recorded sales revenues of $155,000 and $275,000 for the three months and six months ended June 30, 2008, respectively, versus sales revenues of $19,000 and $56,000 in the same periods of 2007. The increase in revenues for the three month and six month periods over that of the prior year can primarily be traced to an expansion of business on the Mississippi River, related to our ongoing relationship with Custom Fuel Services, Inc. (“Custom”). It is anticipated that another large order from Custom will be shipped during the third quarter of 2008 and that this business should increase now that the fueling facility for EnerBurn on the Mississippi River located at Memphis, Tennessee is operational.

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

Also, negotiations continue for the demonstration and testing with a major American railroad company. This follows several years of successful usage of EnerBurn, our principal product for several years with a small railroad company, working principally in the Houston area. Successful completion of this test, which is projected to take several months, should lead to the Company’s entry into a significantly larger market.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $130,000 or 83.8% of sales and $234,000 or 85.0% of sales for the three months and six month periods ended June 30, 2008, compared to $12,000 or 63.5% of sales and $37,000 or 66.8% for the three and six month periods ended June 30, 2007. In terms of absolute dollars, the increase is a direct reflection of the difference in sales volume for the two periods. In terms of the percentage of sales, the increase is due primarily to the fact that we are now a manufacturer of our core products, instead of a purchaser and relabeler.

Cost of goods sold was $25,000 and $41,000 for the three and six month periods ended June 30, 2008, which represented 16.2% and 15.0% of revenues respectively, as compared to $7,000 and $19,000 for the three month and six month periods ended June 30, 2007 which represented 36.5% and 33.2% of revenues respectively. This decrease in costs of goods sold as a percentage of revenue primarily reflects the decrease in overall product cost from our initiation of manufacturing of our products as compared to purchasing our products from an outside vendor. Starting in July 2006, we have owned the EnerBurn technology and associated assets. Although our manufacturing is done for us by an unrelated third party, we should continue to realize better gross margins due to our manufacturing our own product lines, compared to those we achieved in the past when we purchased all of our products from an outside vendor.

  Costs and Expenses

Operating expenses were $215,000 for the three months and $473,000 for the six months ended June 30, 2008 as compared to $226,000 for the three months and $464,000 for the six months ended June 30, 2007. The majority of such increase for the six month period of 2008 was due to increases in sales commissions from the increase in sales for the first and second quarters of 2008 compared to the prior year period and year end audit fees paid or payment for the quarterly period. Costs and expenses in all periods primarily consisted of wages, professional fees, rent expense, amortization expense and other selling, general and administrative expenses.

Net Loss

We reported a net loss of $94,000 during the three months and $258,000 during the six months ended June 30, 2008, as compared to net losses of $209,000 for the three months and $429,000 for the six months ended June 30, 2007, respectively. Of these losses in 2008, $66,000 was non cash in nature. This change was primarily due to the increase in sales for the first and second quarters of 2008 compared to the prior year periods with operating costs remaining at a relatively constant level for the first two quarters of 2008 compared to 2007. Net income in the future will be dependent upon our ability to increase revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses.

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

At present, one customer, Custom, represents a majority of our sale revenues. With Custom’s assistance, however, negotiations are currently underway with several other large customers in the same industry to expand this market. The loss of Custom as a customer would adversely affect our business and we cannot provide any assurances that we could adequately replace the loss of this customer. Sales revenues to Custom and its clients have been less to date than had originally been projected. This has been due primarily to the equipment malfunction and delay in the completion of a principal Marine fueling facility as described above. With our assistance, each of these problems has been addressed and is either corrected or close to being corrected. It is expected that sales should show significant increases in the latter part of 2008. It is also anticipated that other new customers coming on board during 2008 will lessen the impact of a loss of Custom, should that happen. In this regard, in June 2007, we entered into an Exclusive Reseller and Market Development Agreement with Tanner Fuel Services, LLC appointing Tanner the exclusive reseller of EnerBurn on the Inter Coastal Waterway from Houma, Louisiana to the Port of Houston, Texas.

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

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2008, we had working capital of $110,000 and stockholders’ equity of $2,210,000 compared to working capital of $147,000 and stockholders equity of $2,289,000 on June 30, 2007.

On June 30, 2008, we had $896,000 in cash, total assets of $4,194,000 and total liabilities of $1,983,000, compared to $453,000 in cash, total assets of $3,806,000 and total liabilities of $1,517,000 on June 30, 2007.

The increase in cash on hand on June 30, 2008, as compared to that of June 30, 2007, was primarily due to higher sales during the first six months of 2008 compared to the first six months of 2007, combined with cash from the exercise of common stock purchase warrants and from a stockholder advance.

Cash available increased by $576,000 during the first six months of 2008 to a balance of $896,000 on June 30, 2008 as compared to $319,000 at year end December 31, 2007. Net cash used in operating activities was $115,000 for the six months ended June 30, 2008 compared to net cash used in operating activities of $244,000 for the six months ended June 30, 2007. Such changes from period to period were primarily the result of a net loss of $258,000 for the six months ended June 30, 2008 compared to a net loss of $429,000 for the six months ended June 30, 2007, as well as changes from period to period in accounts receivable, inventory, prepaid expenses, accounts payable, accrued interest payable and accrued other expenses.

For the six months ended June 30, 2008, we had investing activities of $4,000 from the repayment of employee debt compared to investing activities of $18,000 for the six months ended June 30, 2007 primarily from the repayment of employee debt of $16,000. Cash provided by financing activities was $687,000 for the six months ended June 30, 2008 primarily from $334,000 received from the exercise of warrants, and $354,000 received from an advance and a note payable, compared to $250,000 from financing activities for the six months ended June 30, 2007 from the sale of a private placement of common stock in the amount of $750,000 offset by $500,000 paid on the intellectual property.

On July 13, 2006, we completed the acquisition of the EnerBurn formulas, technology and associated assets pursuant to an Asset Purchase Agreement executed as of the same date (the “EnerBurn Acquisition Agreement”) between the Company and the owner of Ruby Cat (the “Seller”). Pursuant thereto, the Company acquired from the Seller all of its rights with respect to the liquid diesel motor vehicle fuel additives known as EC5805A and EC5931A products (the “Products”) as well as its rights to certain intellectual property and technology associated with the Products (collectively, the “Purchased Assets”). The purchase price for the Purchased Assets was $3.0 million, payable as follows: (i) $1.0 million paid on July 13, 2006 in cash, and (ii) the remaining $2.0 million evidenced by a promissory note (the “Note”) bearing interest each month at a rate of 4.0% per annum, compounded monthly, and which shall be paid in four annual payments of $500,000 plus accumulated interest to that date on each anniversary of the closing until the entire purchase price is paid in full. In order to secure the debt represented by the Note, the Company executed and delivered to the Seller a Security Agreement in which the Company granted the Seller a first priority lien on the Purchased Assets. The foregoing payments will draw significantly on future cash reserves. This acquisition, however, allows us to manufacture our own on and off road versions of the EnerBurn product line and will allow for significant savings in the cost requirements of product sales from manufacturing. The first payment of $500,000 was made in advance in May 2007. An additional $500,000 due July 13, 2008 was also made in advance of the due date, on July 3, 2008. The remaining payments to complete the purchase are due on July 13, 2009 and 2010, respectively.

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. In addition to the exercise of warrants in the second quarter of 2008 and the $750,000 financing affected in 2007, during the quarter ended September 30, 2005, we issued 250,000 shares of our common stock to certain accredited investors for aggregate proceeds of $250,000. In addition, in December 2005, we sold to BATL Bioenergy LLC 2,450,000 shares of the common stock and a warrant to purchase an additional 1,000,000 shares of common stock at an exercise price of $2.00 per share for the aggregate purchase price of $3,000,000. Also, in 2005, we received loans for working capital of an aggregate of $115,000 from various parties. All loans were repaid in December 2005.

On April 29, 2008, our Board of Directors agreed to temporarily reduce the warrant exercise prices of all of the Company’s outstanding warrants by 40.0% effective immediately through and including June 2, 2008, which was extended until June 30, 2008 (the “Warrant Reduction Period”). During the Warrant Reduction Period, a total of 526,334 warrants were exercised for a total of 526,334 shares of common stock at an aggregate exercise price of $333,800. As of July 1, 2008, the warrant exercise prices of the outstanding warrants returned to their original warrant exercise prices.

Since the end of the second quarter, 1,740,316 warrants with a total exercised value of $1,998,146 have expired. There are currently 2,670,000 warrants outstanding with a total exercised value of $4,401,000. Such warrants have exercise prices ranging from $1.00 to $2.00. There can be no assurance that any of the warrants (some of which expire later on in 2008) will be exercised especially in view of the current market price of our common stock which is less than the exercise prices of the warrants.

Based on currently proposed plans and assumptions relating to our operations, in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues we recognize that we may require additional investment to satisfy our contemplated cash requirements for the next 12 months and, in this regard, our Board of Directors recently authorized a private offering of common stock and warrants. Prior to the end of the second quarter, we received an advance payment on this offering in the amount of $300,000.

We believe that the proceeds from such offering (provided a substantial portion is completed) along with expected sales, should provide the working capital required for our cash needs for the next 12 months including our upcoming product performance testing for three potentially major new customers and for the Board approved hiring of additional technical sales personnel and equipment purchases and installation, related to the planned expansion of our manufacturing capabilities. No assurances can be made that the remaining warrants outstanding will be exercised prior to their exercise dates or at all or that we will be able to obtain other investments on terms acceptable to us or at all. Our contemplated cash requirements beyond 2008 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Other than the remaining $1,000,000 balance of the Note Payable from the $3,000,000 for the purchase of the intellectual property and a small line of credit collateralized with short term interest generating cash investments, we have no material commitments for capital requirements. Our continuation as a going concern is contingent upon our ability to obtain this additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. As mentioned above, management believes that sales revenues for 2007 and the first half of 2008 were considerably less than earlier anticipated, primarily due to circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future. Management anticipates that sales should show significant increases during the later parts of 2008 and during 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2008, the Company issued 526,334 shares of common stock upon the exercise of warrants at an aggregate exercise price of $333,800. The foregoing shares were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

ENERTECK CORPORATION
(Registrant)

Dated:	August 12, 2008	By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 12, 2008	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)