Form 10-Q
period 2008-09-30
ENERTECK CORP
filed 2008-11-12
CIK 1128353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 19,087,788 outstanding as of October 31, 2008.

PART I - FINANCIAL INFORMATION

ENERTECK CORPORATION

Index to Financial Information
Period Ended September 30, 2008

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Unaudited	Audited
	September 30, 2008	Dec. 31, 2007
ASSETS

Current assets
Cash	$427,683	$319,126
Inventory	150,606	146,654
Receivables – Trade	8,098	50,920
Receivables - Employee	0	4,483
Prepaid Expenses	32,452	19,639
Total current assets	618,839	540,821

Intellectual Property	3,000,000	3,000,000

Property and equipment, net of accumulated depreciation of $230,968 and 202,271, respectively	91,196	119,893
Total assets	$3,710,035	$3,660,715

LIAB. AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Notes Payable - Current Portion	$500,000	$500,000
Accounts payable	12,198	10,649
Accrued liabilities	30,613	61,666
Line of Credit	99,795	0
Total current liabilities	642,606	$572,315

Long Term Liabilities
Notes Payable	$500,000	$1,000,000
Total Long Term Liabilities	$500,000	$1,000,000

Stockholders’ Equity (Deficit)
Common stock, $.001 par value, 100,000,000 shares authorized, 19,087,788 and 17,761,359 shares issued and outstanding, respectively	19,088	17,761
Additional paid-in capital	20,886,996	19,947,381
Accumulated deficit	(18,338,655)	(17,876,742)
Total stockholders’ equity	2,567,429	2,088,400

Total liabilities and stockholders’ equity (deficit)	$3,710,035	$3,660,715

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$0	$245,616	$274,998	$301,732
Cost of goods sold	0	32,097	41,125	50,735
Gross profit	$0	$213,519	$233,873	$250,997

General and Administrative Expenses:
Wages	$102,500	$108,429	$314,748	$322,108
Stock based compensation	0	0	47,074	0
Depreciation	9.565	13,917	28,697	37,993
Other Selling, Gen. & Admin. Exp.	83,019	83,183	277,644	309,194
Total Expenses	$195,083	$205,529	$668,163	$669,295

Operating Income (loss)	$(195,084)	$7,990	$(434,290)	$(418,298)

Interest Income	2,385	5,027	11,049	18,791
Other Income	0	300	3,388	18,928
Stock based delay awards	0	(422,884)	0	(422,884)
Interest expense	(10,934)	(15,259)	(42,060)	(50,620)

Net Income (loss)	$(203,633)	$(424,826)	$(461,913)	$(854,083)

Weighted average shares outstanding:	(0.01)	$(0.02)	$(0.03)	$(0.05)
Basic and diluted	18,296,390	17,761,359	18,003,109	17,321,799

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Net (loss)	$(461,913)	$(854,083)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	28,697	37,993
Common Stock issued for services	0	0
Warrants/Options Expenses	47,074	422,884
Gain on sale of assets	0	(964)
Changes in operating assets and liabilities:
Accounts receivable	42,822	45,920
Inventory	(3,952)	(8,395)
Prepaid expenses	(12,813)	17,175
Accounts payable	1,549	(44,359)
Accrued Interest payable	(28,305)	(16,346)
Accrued Other expenses	(1,771)	23,430
NET CASH USED IN OPERATING ACTIVITIES	$(388,612)	$(376,745)

CASH FLOWS FROM INVESTING ACTIVITIES	0	$4,800
Proceeds from Sale of Asset	0	$(3,025)
Repayment of Employee Advances	4,483	16,685
CASH PROVIDED BY INVESTING ACTIVITIES	$4,483	$18,460

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of warrants	$333,800	$0
Sale of Common Stock	560,068	750,000
Proceeds under line of credit	98,818
Payment on Intellectual Property	(500,000)	(500,000)
CASH PROVIDED BY FINANCING ACTIVITIES	$492,686	$250,000

NET INCREASE (DECREASE) IN CASH	$108,557	$(108,285)
Cash, beginning of period	319,126	$429,483

Cash, end of period	$427,683	$321,198

Cash paid for:
Income tax	$-	$-
Interest expense	70,365	66,966
,

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

NOTE 4 - STOCK-BASED COMPENSATION

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

NOTE 5 - EXERCISE OF WARRANTS

During the second quarter of 2008, the Company issued 526,334 shares of common stock upon the exercise of warrants at an aggregate exercise price of $333,800. Such warrants were exercised following the temporary reduction in the warrant exercise prices of all of the Company’s then outstanding warrants by 40.0% effective immediately through and including June 2, 2008, which was extended until June 30, 2008.

NOTE 6 – PRIVATE OFFERING

During June 2008, the Board of Directors of the Company authorized a private offering of stock and warrants. Pursuant thereto and during the third quarter of 2008, the Company issued 800,095 shares of its common stock at $0.70 per share to 15 investors for total gross proceeds of $560,066.50. The investors were also issued a total of 400,047.5 warrants exercisable into shares of common stock at $1.20 per share.

NOTE 7 - LINE OF CREDIT

During March 2008, the Company entered into a revolving line-of-credit agreement with Merrill Lynch Bank USA. The line of credit provides for short-term borrowings up to $100,000, with interest at LIBOR plus .5%. The line is collateralized by cash and cash equivalents totaling $215,291 at September 30, 2008.

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

RESULTS OF OPERATIONS

Revenues

We recorded no sales revenues for the three months and $275,000 for the nine months ended September 30, 2008, versus sales revenues of $246,000 and $302,000, respectively, in the same periods of 2007. The lack of revenues for the three month period and decrease for the nine month periods over that of the prior year can primarily be traced to the determination that the equipment problems with the chemical delivery infrastructure on the Mississippi River had to be investigated and remedied to allow for an increase in sales in the future. We believe that this has now been accomplished. It is anticipated that another large order from Custom will be shipped during the fourth quarter of 2008 and that this business should increase now that the fueling facility for EnerBurn on the Mississippi River located at Memphis, Tennessee is operational. We also determined that for the future growth of the EnerBurn market it was necessary to restructure our marketing force and make a concerted effort to expand into larger U.S. and international markets. We believe we have been successful in this effort as well with the opening of new markets both within the U.S. and in Europe which should generate considerable sales starting in the fourth quarter and into 2009.

On July 28, 2005, EnerTeck Sub had entered into an Exclusive Reseller and Market Development Agreement (the “Custom Agreement”) with Custom, a subsidiary of Ingram Barge. Under the Custom Agreement, EnerTeck Sub has appointed Custom, which provides dockside and midstream fueling from nine service locations in Louisiana, Kentucky, Illinois, West Virginia, Missouri and Iowa, as its exclusive reseller of EnerBurn and the related technology on the Western Rivers of the United States, meaning the Mississippi River, its tributaries, South Pass, and Southwest Pass, excluding the Intra Coastal Waterway. The Agreement has an initial term of three years but can be terminated upon 60 days prior written notice by either party. Custom is not required to purchase a minimum volume of EnerBurn during the term of the Custom Agreement. Subsequent to the signing of the Custom Agreement, Custom obtained the regulatory approvals and installed the blending equipment necessary to facilitate its distribution of EnerBurn. In February 2006, we delivered our first shipment of EnerBurn to Custom by delivering 4,840 gallons. During most of 2006, Custom concentrated on completing the required infrastructural work to allow Custom to begin servicing the Ingram and other fleets. This work was completed late in the second quarter of 2006 and treatment of the Ingram fleet was commenced. Late in the second quarter, Custom placed a second order of 4,840 gallons. However, Custom was unable to take delivery until late in the fourth quarter of 2006. Sales to Custom, currently the Company’s largest customer have been slower than initially anticipated principally due to an equipment problems and delay in the completion of a principal Marine fueling facility for EnerBurn on the Mississippi River. We believe that each of these problems has been addressed. We anticipate sales in this market will increase significantly during 2009.

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

Gross Profit

While their were no sales to report and zero gross profits during the third quarter of 2008, the gross profit, defined as revenues less cost of goods sold, was $234,000 or 85.0% of sales for the nine month period ended September 30, 2008, compared to $214,000 or 86.9% of sales and $251,000 or 83.1% for the three and nine month periods ended September 30, 2007. In terms of absolute dollars, the decrease for the nine month period is a direct reflection of the difference in sales volume for the two periods.

Cost of goods sold was $0 and $41,000 for the three and nine month periods ended September 30, 2008, which represented 0% and 15.0% of revenues respectively, as compared to $32,000 and $51,000 for the three month and nine month periods ended September 30, 2007 which represented 13.1% and 16.9% of revenues respectively. Starting in July 2006, we have owned the EnerBurn technology and associated assets. Although our manufacturing is done for our company by an unrelated third party, we should continue to realize excellent gross margins due to our manufacturing our own product lines, compared to those we achieved in the past when we purchased all of our products from an outside vendor.

Costs and Expenses

Operating expenses were $195,000 for the three months and $668,000 for the nine months ended September 30, 2008 as compared to $206,000 for the three months and $669,000 for the nine months ended September 30, 2007. A significant portion of such decrease for the three month period of 2008 was due to decreases in sales commissions from the decrease in sales for the third quarters of 2008 compared to the prior year period. While total operating expenses were primarily equal for the nine months ended September 30, 2008 compared to September 30, 2007, other selling, general and administrative expenses decreased to $277,000 for the nine months ended September 30, 2008 from $309,000 for the prior year period, wages decreased to $315,000 from $322,000, depreciation decreased to $29,000 from $38,000, which decreases were offset by a non-cash stock based compensation expense of $47,000 for the nine months ended September 30, 2008 for which there was not a comparable item for the prior year period. Costs and expenses in all periods primarily consisted of wages, professional fees, rent expense, amortization expense and other selling, general and administrative expenses.

Net Loss

We reported a net loss of $204,000 during the three months and $462,000 during the nine months ended September 30, 2008, as compared to net losses of $425,000 for the three months and $854,000 for the nine months ended September 30, 2007, respectively. This change was primarily due to a non cash-stock-based penalty award accrued in the third quarter of 2007 in the amount of $423,000 related to the issuance of 510,000 additional stock warrants, which were the result of our required compliance with the terms of the December 2005 agreement with BATL Bioenergy LLC for its December 2005 stock purchase related to delays caused by our prior auditors over unrelated issues. There was not a comparable non-cash stock-based penalty award in the nine months ended September 30, 2008. Without such non cash-stock-based penalty award in 2007, our net loss for the three months and nine months ended September 30, 2007 would have been $2,000 and $431,000, respectively, which would have been substantially less than the net loss suffered in the three months ended September 30, 2008 and less than the net loss suffered in the nine months ended September 30, 2008, primarily due to the reduced sales achieved in the three and nine months of 2008 compared to the prior year periods.

We realized early in the third quarter of 2008 that a change in our marketing effort had to be made to allow us to grow. Our ability to produce net income in the future will be dependent upon our ability to increase revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses. The success of our large new client demonstrations negotiated during the third quarter is critical to the future success of our business and there are no guarantees that these demonstrations will generate sales with these potential new clients.

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

At present, one customer, Custom, represents a majority of our sale revenues. With Custom’s assistance, however, negotiations are currently underway with several other large customers in the same industry to expand this market. The loss of Custom as a customer would adversely affect our business and we cannot provide any assurances that we could adequately replace the loss of this customer. Sales revenues to Custom and its clients have been less to date than had originally been projected. This has been due primarily to the equipment malfunction and delay in the completion of a principal Marine fueling facility as described above. With our assistance, each of these problems has been addressed and is either corrected or close to being corrected. It is expected that sales should show significant increases in 2009 . It is also anticipated that other new customers coming on board during 2009 will lessen the impact of a loss of Custom, should that happen.

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

In this regard, we continue to believe that the on road trucking industry is another potentially large market for our products. The purchase of the rights to the EnerBurn technology and the subsequent issuance to Enerteck of its manufacturing permit for “On Road” versions of EnerBurn, allows us to now pursue this market and it is our intention to do that during 2008. We are currently working closely with two engineering firms on the development of a reliable and economically priced truck mounted dosing unit which will better allow for the efficient utilization of EnerBurn for the trucking markets. This appears to be nearing completion and it is anticipated that this market should begin opening up for us later in 2008.

Our management has also determined that it is important to expand the market for the Company’s products to other industries and other countries. During the third quarter of 2008, we have focused our marketing effort on the heavy construction, offshore marine and rail industries. We believed that it was vital to the long term viability of the Company to expand the market for EnerBurn to newer, larger markets. Negotiations are currently underway for the demonstration of EnerBurn in each of these markets and we are scheduled to commence demonstrations for major potential clients in each of these industries in the fourth quarter of 2008 and first and second quarters of 2009.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2008, we had working capital deficit of ($24,000) and stockholders’ equity of $2,567,000 compared to working capital of $159,000 and stockholders equity of $2,287,000 on September 30, 2007.

On September 30, 2008, we had $428,000 in cash, total assets of $3,710,000 and total liabilities of $1,143,000, compared to $321,000 in cash, total assets of $3,854,000 and total liabilities of $1,567,000 on September 30, 2007.

The increase in cash on hand on September 30, 2008, as compared to that of September 30, 2007, was primarily due to cash from the exercise of common stock purchase warrants and from a sale of common stock and warrants through a private placement.

Cash available increased by $109,000 during the first nine months of 2008 to a balance of $428,000 on September 30, 2008 as compared to $319,000 at year end December 31, 2007. Net cash used in operating activities was $390,000 for the nine months ended September 30, 2008 compared to net cash used in operating activities of $377,000 for the nine months ended September 30, 2007. Such changes from period to period were primarily the result of a net loss of $462,000 for the nine months ended September 30, 2008 compared to a net loss of $854,000 for the nine months ended September 30, 2007, as well as changes from period to period in accounts receivable, inventory, prepaid expenses, accounts payable, accrued interest payable and accrued other expenses.

For the nine months ended September 30, 2008, we had investing activities of $4,000 from the repayment of employee debt compared to investing activities of $18,000 for the nine months ended September 30, 2007 primarily from the repayment of employee debt of $16,000. Cash provided by financing activities was $493,000 for the nine months ended September 30, 2008 primarily from $334,000 received from the exercise of warrants, and $560,000 received from private stock placement, offset by $500,000 paid on the intellectual property in 2008, compared to $250,000 from financing activities for the nine months ended September 30, 2007 from the sale of a private placement of common stock in the amount of $750,000, offset by $500,000 paid on the intellectual property in 2007.

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

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. During the second quarter of 2008, the Company issued 526,334 shares of common stock upon the exercise of warrants at an aggregate exercise price of $333,800. Such warrants were exercised following the temporary reduction in the warrant exercise prices of all of the Company’s then outstanding warrants by 40.0% effective immediately through and including June 2, 2008, which was extended until June 30, 2008. As of July 1, 2008, the warrant exercise prices of the outstanding warrants returned to their original warrant exercise prices.

During the third quarter of 2008, the Company sold 800,095 shares of its common stock at $0.70 per share to 15 investors for total gross proceeds of $560,066.50. In connection therewith, the investors were also issued a total of 400,047.5 warrants exercisable into shares of common stock at $1.20 per share. In addition, $750,000 in financing was affected in 2007, and during the quarter ended September 30, 2005, we issued 250,000 shares of our common stock to certain accredited investors for aggregate proceeds of $250,000. In addition, in December 2005, we sold to BATL Bioenergy LLC 2,450,000 shares of the common stock and a warrant to purchase an additional 1,000,000 shares of common stock at an exercise price of $2.00 per share for the aggregate purchase price of $3,000,000. Also, in 2005, we received loans for working capital of an aggregate of $115,000 from various parties. All loans were repaid in December 2005.

Since the end of the second quarter, 1,740,316 warrants with a total exercised value of $1,998,146 have expired. As of September 30, 2008, there were 2,670,000 warrants outstanding with a total exercised value of $4,401,000. Such warrants have exercise prices ranging from $1.00 to $2.00. There can be no assurance that any of the warrants (160,000 of which expired on October 1, 2008) will be exercised especially in view of the current market price of our common stock which is less than the exercise prices of the warrants. The foregoing does not include 400,054 warrants exercisable into shares of common stock at $1.20 per share issued in connection with the private offering effected during the third quarter of 2008.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues we will require additional investment to satisfy our contemplated cash requirements for the next 12 months. No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. Our contemplated cash requirements for the balance of 2008 and beyond will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Other than the remaining $1,000,000 balance of the Note Payable from the $3,000,000 for the purchase of the intellectual property and a small line of credit collateralized with short term interest generating cash investments, we have no material commitments for capital requirements. Our continuation as a going concern is contingent upon our ability to obtain this additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. As mentioned above, management believes that sales revenues for 2007 and the first nine months of 2008 were considerably less than earlier anticipated, primarily due to circumstances which have been addressed and therefore should not reoccur in the future. Management anticipates that sales should show significant increases during 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2008, options to acquire 64,200 shares were issued under the 2003 Option Plan to five employees which options are immediately exercisable. These options have an exercise price of $0.80 per share and expire in five years from their issue date.

During the second quarter of 2008, the Company issued 526,334 shares of common stock upon the exercise of warrants at an aggregate exercise price of $333,800. The foregoing shares were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the third quarter of 2008, the Company sold 800,095 shares of its common stock at $0.70 per share to 15 investors for total gross proceeds of $560,066.50 in a private placement offering to accredited investors only. In connection therewith, the investors were also issued a total of 400,047.5 warrants exercisable into shares of common stock at $1.20 per share. These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

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

ENERTECK CORPORATION
(Registrant)

Dated: November 12, 2008	By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2008	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)