Form 10-K
period 2008-12-31
ENERTECK CORP
filed 2009-03-31
CIK 1128353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-31981

ENERTECK CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-0929885 (I.R.S. Employer Identification Number)

10701 Corporate Drive, Suite 150 Stafford, Texas (Address of principal executive offices)	77477 (Zip Code)

Registrant’s telephone number, including area code:  (281) 240-1787

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock ($.001 par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (9,955,134 shares) as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7,964,000.  The number of shares outstanding of the Common Stock ($.001 par value) of the registrant as of the close of business on March 1, 2009 was 19,087,788.

Documents Incorporated by Reference:  None

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

Since inception and through 2005, we engaged in limited marketing of the EnerBurn technology and generated minimal sales, principally to the trucking and maritime industries.  Total revenue from sales for 2004 amounted to $179,000 and for 2005 amounted to $48,000, much of which came during the fourth quarter of 2005.  Due to a lack of working capital, and a nearly complete turnover in upper management and sales staff dating back into 2004, senior management changed its method of marketing the operation during 2005.  The majority of the marketing effort was directed at targeting and gaining a foothold in one of our major target areas, the inland marine diesel market.  Management focused virtually all of our resources at pinpointing and convincing one major customer within this market, Custom Fuel Services Inc. (“Custom”) to go full fleet with our diesel fuel additive product lines.  A substantial portion of 2005 was spent testing our primary product, EnerBurn, on one large inland marine vessel belonging to this major potential customer.

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

Primarily as a result of our relationship with Custom, we had product sales of $396,000 in 2007 and $282,000 in 2008.  At present this one customer represents a majority of our sale revenues.  With Custom’s assistance, however, negotiations are currently underway with several over large customers in the marine industry to expand this market and in other larger markets to expand the overall sales of the Company, something that must be accomplished to make the Company successful.  The loss of Custom as a customer would adversely affect our business and we cannot provide any assurances that we could adequately replace the loss of this customer.

Sales revenues for 2008 were considerably less than earlier anticipated primarily due to three unforeseen events first occurring during 2007 and were still being addressed for much of 2008: (i) an equipment malfunction on the Mississippi River that apparently started early in the Spring of 2007, which went undetected by the vendor for an extended period of time, causing a severe reduction of fuel dosage of its fleet, (ii) a delay of over a year in the completion of one of the principal Marine fueling facilities for EnerBurn on the Mississippi River from the original date projected until February 2008 which also delayed the shipment and required the reclassification of a material sale from 2007 to 2008, and (iii) a delay of more than a year by  major vendors in the completion of final development, testing and availability of on-truck dosing units required for use by most trucks operating in the trucking industry, until late 2008.  As a result, the Company has located and is working with a second firm to supply another design which can also handle the function for the trucking industry.  We now believe that if not for the occurrence of these events, we may have been able to achieve significant sales in 2008.  With our assistance, each of these problems has been addressed and has been either corrected or close to being corrected.   It is expected that sales should show significant increases throughout 2009, despite the problems with the economy.

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

Manufacturing

The acquisition of the EnerBurn formulas, technology and associated assets has provided us the ability to transform our business from a sales organization to a fully integrated manufacturer and distributor of EnerBurn.  The manufacturing of our EnerBurn product is now undertaken pursuant to a Manufacturing and Supply Agreement entered into on August 18, 2006 with Independent Contract Packaging, Inc., a Texas corporation located in Cut and Shoot, Texas (“ICP”).  Pursuant to the agreement, ICP has been appointed as our non-exclusive manufacturer, blender and packager of our EnerBurn product for a term of three years, which will end in 2009.  As provided in the agreement, we have agreed to purchase and supply certain tanks and related equipment and raw materials to be used by ICP to manufacture, blend and package the EnerBurn product, and ICP has agreed to provide its manufacturing, blending and packaging services on a commercially reasonably prompt basis according to the specifications received from and required by us.  For such services, we have agreed to pay ICP its fees pursuant to an agreed upon fee schedule.   We anticipate that any additional manufacturing arrangements with other contract manufacturing companies will be structured on similar terms to the ICP arrangement.

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

Employees

We currently employ seven individuals on a full-time basis, and we also engage independent sales representatives.  None of our employees are covered by a collective bargaining agreement.  We believe that relations with our employees are good.

Item 1A.	Risk Factors.

In addition to other information and financial data set forth elsewhere in this report, the following risk factors should be considered carefully in evaluating the Company.

Business and Financial Risks

THE CURRENT FINANCIAL CRISES AND DETERIORATING ECONOMIC CONDITIONS MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS AND FINANCIAL CONDITION THAT WE CURRENTLY CANNOT PREDICT.  The economic conditions in the United States and throughout the world have been deteriorating.  Global financial markets have been experiencing a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in prices of securities, diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of financial institutions and an unprecedented level of intervention from the United States federal government and other governments. Unemployment has risen while businesses and consumer confidence have declined and there are fears of a prolonged recession.  Although we cannot predict the impacts on us of the deteriorating economic conditions, they could materially adversely affect our business and financial condition. For example, the consequences of such deteriorating economic conditions could include interruptions or delays in our suppliers’ or customers’ performance of any contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers.  We may also find it more costly or difficult to obtain financing to fund operations, or to refinance our debt in the future.  There can be no assurance that we will be able to raise additional capital or debt when necessary or desirable.  Any of these events may materially adversely affect our business.

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE AND WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES AND OUR FINANCIAL RESULTS.   For the years ended December 31, 2008 and 2007, we generated revenues of $268,000 and $396,000, respectively, and incurred net losses of $1,524,000 and $1,004,000, respectively.  Continued failure to increase our revenues significantly will harm our business.   Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.   If our revenues grow more slowly than we anticipate, our gross margins fail to maintain its current improvement, or our operating expenses exceed our expectations, our operating results will suffer.  If we are unable to sell our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.

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

OUR SALES PROCESS IS COSTLY AND TIME CONSUMING WHICH DECREASES OUR ABILITY TO EFFECT SALES.   In order to affect EnerBurn sales, we must prove to a potential customer that the use of our product is specifically beneficial to and cost effective for that potential customer. We accomplish this by conducting proof of performance demonstrations.  Our supplier, our sales agent and/or we bear the cost to provide the personnel to do the monitoring and analyzing of compiled data. However, the potential customer must bear the cost of the EnerBurn and equipment used during the trial period. We cannot assure you that we will be able to convince potential customers to undertake this expense and affect a significant number of sales. Furthermore, we cannot assure you that the results of a specific proof of performance demonstration will prove that the use of EnerBurn will be beneficial to that specific potential customer, or if beneficial, that the potential customer will purchase EnerBurn. If, after conducting the proof of performance demonstration, the potential customer does not purchase our product, we will have wasted the time and the cost of providing personnel to the proof of performance demonstration.

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

LOSS OF OUR LARGEST CUSTOMER COULD RESULT IN SUBSTANTIAL DECREASE IN REVENUES. Primarily as a result of our relationship with Custom Fuel Services Inc. (“Custom”), we recognized product sales of $396,000 in 2007 and $282,000 in 2008.  At present this one customer represents a majority of our sale revenues.  With Custom’s assistance, negotiations are currently underway with several over large customers in the same industry to expand this market.  However, there is no assurance that we will be able to expand this market.  The loss of Custom as a customer would adversely affect our business and we cannot provide any assurances that we could adequately replace the loss of this customer.

RELIANCE UPON THIRD-PARTY MANUFACTURER FOR OUR PRODUCTS COULD CAUSE DELIVERY OF PRODUCT ISSUES THAT COULD DECREASE REVENUES.  The manufacturing of our EnerBurn products are undertaken pursuant to a Manufacturing and Supply Agreement entered into on August 18, 2006 with Independent Contract Packaging, Inc., a Texas corporation located in Cut and Shoot, Texas (“ICP”).  Pursuant to the agreement, ICP has been appointed as our non-exclusive manufacturer, blender and packager of our EnerBurn product for a term of three years which term expires in 2009.  ICP is presently our sole manufacturer.  We believe we will be able to secure other manufacturers if necessary in 2009.  We understand that a deterioration or cessation of our relationship with ICP could have an adverse effect, at least temporarily, until new relationships are satisfactorily in place.  No assurance can be made that we will be able to secure other manufacturing arrangements on terms acceptable to the Company.  In addition, any manufacturers that we rely upon may possibly become unreliable in meeting delivery schedules, experience their own financial difficulties or provide products of inadequate quality.  Any problems with our third-party manufacturers can be expected to have a material adverse effect on our financial condition, business, results of operations and continued growth prospects.

THE PAYMENTS DUE TO THE SELLER OF THE ENERBURN TECHNOLOGY WILL DRAW SIGNIFICANTLY ON FUTURE CASH RESERVES.  On July 13, 2006, we completed the acquisition of the EnerBurn formulas, technology and associated assets pursuant to an Asset Purchase Agreement executed as of the same date (the “EnerBurn Acquisition Agreement”) between the Company and the owner of Ruby Cat (the “Seller”).  Pursuant thereto, the Company acquired from the Seller all of its  rights with respect to the liquid diesel motor vehicle fuel additives known as EC5805A and EC5931A products (the “Products”) as well as its rights to certain intellectual property and technology associated with the Products (collectively, the “Purchased Assets”).  The purchase price for the Purchased Assets was $3.0 million, payable as follows: (i) $1.0 million paid on July 13, 2006 in cash, and (ii) the remaining $2.0 million evidenced by a promissory note (the “Note”) bearing interest each month at a rate of 4.0% per annum, compounded monthly, and which shall be paid in four annual payments of $500,000 plus accumulated interest to that date on each anniversary of the closing until the entire purchase price is paid in full.  In order to secure the debt represented by the Note, the Company executed and delivered to the Seller a Security Agreement in which the Company granted the Seller a first priority lien on the Purchased Assets.  The foregoing payments will draw significantly on future cash reserves.  In addition, if we are unable to make such payment obligations, the Seller could foreclose on its lien on the Purchase Assets or take other action, all of which would likely have a material adverse effect on our business.    The first payment of $500,000 plus related interest was paid to the Seller on May 10, 2007, two months in advance of the due date to take advantage of the savings in interest expense.   The second $500,000 payment plus accrued interest was also made in advance of the due date in July 2008.

WE ARE DEPENDENT ON KEY PERSONNEL INCLUDING OUR EXECUTIVE OFFICERS.  Due to the specialized nature of our business, our success depends in part upon attracting and retaining the services of qualified managerial and technical personnel.  The market for such persons remains competitive and the relative small size of the Company may make it more difficult for us to recruit and retain qualified persons.  In addition, and since we are a small company, a loss of one or more of our current officers could severely and negatively impact our operations.

Risks Related To Our Common Stock

WE HAVE ISSUED A SUBSTANTIAL NUMBER OF WARRANTS TO PURCHASE OUR COMMON STOCK WHICH WILL RESULT IN SUBSTANTIAL DILUTION TO THE OWNERSHIP INTERESTS OF OUR EXISTING SHAREHOLDERS.As of December 31, 2008, we had 19,087,788 shares of common stock outstanding. Up to an additional 2,910,047.5 shares are issuable upon the exercise of the warrants currently outstanding and up to 64,200 shares are issuable upon exercise of options currently outstanding.  The exercise of all of these warrants and options will substantially dilute the ownership interests of our existing shareholders.

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

Item 1B.	Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.	Properties.

We do not own any real estate.  We lease approximately 2,722 square feet of space for our executive offices at 10701 Corporate Drive, Suite No. 150, Stafford, Texas.  Such lease, which commenced on February 1, 2001, had an original term of three years and has been extended to April 30, 2010.  Rent expense for the years ended December 31, 2008 and December 31, 2007 totaled approximately $48,075 and $43,553, respectively.   Management believes that the current facility is adequate for the foreseeable future.

Item 3.	Legal Proceedings.

The Company is not a party to any pending material legal proceeding nor is it aware of any proceeding contemplated by any individual, company, entity or governmental authority involving the Company except as described below.

Based upon information which has recently come to management’s attention, the Company is investigating and if necessary intends to take appropriate legal action to enforce its rights under the EnerBurn Acquisition Agreement as it relates to protected confidential and proprietary information under such agreement. Based upon its initial investigation, management believes certain confidential and proprietary information has been disclosed to third parties in violation of the EnerBurn Acquisition Agreement and the Company has demanded that such parties cease and desist from disclosing and/or using such information in violation of the EnerBurn Acquisition Agreement.   While no lawsuit has to date been filed, it is the intention of management to further investigate these allegations and protect its contractual rights to its technology to the fullest extent and to take all legal action which may be necessary.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock currently trades on the OTC Bulletin Board under the symbol “ETCK”. The following table sets forth the range of high and low sales prices per share of the common stock for each of the calendar quarters identified below as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Year ended December 31, 2007:	High	Low

Jan. 1, 2007 to March 31, 2007	$0.99	$0.55
April l, 2007 to June 30, 2007	$1.51	$0.70
July 1, 2007 to Sept. 30, 2007	$1.35	$0.75
Oct. 1, 2007 to Dec. 31, 2007	$1.35	$0.75

Year ended December 31, 2008:	High	Low

Jan. 1, 2008 to March 31, 2008	$1.10	$0.75
April l, 2008 to June 30, 2008	$1.05	$0.55
July 1, 2008 to Sept. 30, 2008	$0.94	$0.38
Oct. 1, 2008 to Dec. 31, 2008	$0.99	$0.13

Holders

As of March 1, 2009, there were approximately 920 stockholders of record of the Company’s Common Stock.  This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal year ended December 31, 2008 that were not registered under the Securities Act of 1933, as amended:

During the second quarter of 2008, we issued 526,334 shares of common stock upon the exercise of warrants at an aggregate exercise price of $333,800.  The foregoing shares were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the third quarter of 2008, we sold 800,095 shares of its common stock at $0.70 per share to 15 investors for total gross proceeds of $560,066.50 in a private placement offering to accredited investors only.  In connection therewith, the investors were also issued a total of 400,047.5 warrants exercisable into shares of common stock at $1.20 per share.  These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 there under.

Recent Stock Option Grants

During the first quarter of 2008, options to acquire 64,200 shares were issued under the 2003 Option Plan to five employees which options are immediately exercisable.  These options have an exercise price of $0.80 per share and expire in five years from their issue date.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	64,200	(1)	$0.80	935,800	(1)

Equity compensation plans not approved by security holders	2,910,047.5	(2)	$1.62	N/A

Total	2,974,247.5		$1.61	935,800
_________________________
(1)	Represents shares underlying the 2003 Employee Stock Option Plan.

(2)	Represents shares underlying the individual grant of warrants.

Item 6.	Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Revenues

We recognized revenues of $282,000 for the year ended December 31, 2008, compared to revenues of $396,000 for the year ended December 31, 2007, with $0 returned products, a decrease of $114,000 or 28.8%.  We also recorded a Return of Sales during 2008, which is an extraordinary item.   While it is the policy of the Company that, due to potential environmental issues,  no returns are to be accepted once the product has left the Company facility, we made a one time exception to take the materials back.  The primary source of revenue for the years ended December 31, 2008 and 2007 is from the sale of EnerBurn to the railroad, heavy construction and maritime industries.  The price levels of product sold in 2008 was relatively comparable to pricing in 2007.  This decrease in revenues can be traced primarily to (i) a customer owned equipment malfunction on the Mississippi River that went undetected for several months, (ii) a several month delay in the completion of one of the principal Marine fueling facilities for EnerBurn from the original date projected, and (iii) a delay of nearly two years in the competition of development, testing and availability of the on-truck dosing unit required for use by most trucks operating in the trucking industry, until early 2009.   We believe that if not for the occurrence of these events, we may have been able to achieve sufficient sales to have likely made it a profitable in 2008 and 2007.  With our assistance, each of these problems has been addressed and is either corrected or close to being corrected, and therefore should not reoccur in the future.   It is expected that sales should show significant increases throughout 2009.

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

Gross Profit

Gross profit, defined as revenues less cost of goods sold and the results of the one time sales return discussed above, was $220,000 or 82.2% of sales for the year ended December 31, 2008, compared to $322,000 or 81.3% of sales for the year ended December 31, 2007.  In terms of absolute dollars, gross profit decreased $102,000 primarily due to the reduced sales achieved in 2008 compared to 2007.   The gross profit percentage increased 1.2% for the 2008 calendar year compared to the 2007 calendar year due primarily to the fact that we are now the manufacturer of our core products, instead of a purchaser and relabeler.   As our overall volume increases, we feel confident that this improvement in the gross profit percentage should continue as our manufacturing proficiency improves for our core products.

Cost of good sold was $48,000 for the 2008 calendar year which represented 17.9% of revenues compared to $74,000 for the 2007 calendar year which represented 18.7% of revenues.  The decrease in cost of goods sold as a percentage of revenues primarily reflect the decrease in overall product cost from our initiation of manufacturing of our products.  We have owned the EnerBurn technology and associated assets since its purchase in July 2006.  Although our actual manufacturing function is performed for us by an unrelated third party under contract to us, we should continue to realize better gross margins through the manufacturing of our product lines, compared to those we achieved in the past when we purchased all of our products from an outside vendor.

Cost and Expenses

Costs and expenses for operations decreased to $883,000 for the year ended December 31, 2008 from $928,000 for the year ended December 31, 2007, a decrease of $45,000.  Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense and other general and administrative expenses.  While there has been some decrease, costs and expenses for 2008 are reasonably consistent with those of the prior year overall.

Net Loss

Our net operating loss amounted to $663,000 for the year ended December 31, 2008 as compared to $605,000 for the year ended December 31, 2007, an increase in net operating loss of $72,000 from the prior year.

Total net loss for the year ended December 31, 2008, was $1,524,000 as compared to a total net loss of $1,004,000 for the year ended December 31, 2007.   This amounts to an increase in net loss for the year ended December 31, 2008 of $520,000 as compared with the year ended December 31, 2007.   Such increase was primarily due to a required $825,000 non-cash expense for the estimated impairment of the value of our technology asset as compared to zero in 2007.   While we feel that the requirement was due more to issues with our own marketing plan and feel that the asset is as valuable as ever, we understand that until our marketing effort becomes successful there is no other way to measure the value of the asset.    There was a $374,000 non-cash expense in 2007 for stock-based delay awards compared to zero in 2008.  In 2007, we were required to issue stock warrants to BATL in compliance with our December 2005 agreement, as amended.  This did not reoccur in 2008 insofar that such condition has been satisfied..  An additional $53,000 of the net loss in 2008 consisted of interest expenses paid or payable on the remaining principal of the Note for the purchase of the technology as compared to $66,000 in 2007, which will decrease each year until the Note is paid in full in 2010.  We also had interest income of $12,000 in 2008 compared to $24,000 in 2007, primarily due to a greater amount of cash on hand during 2007 compared to 2008, which was not needed for day-to-day operations and could therefore be deposited in interest earning accounts.   We also had other income of $4,000 in 2008 compared to $18,000 in 2007.   Such other income primarily consisted of certain non-repeating entries such as previously accrued expenses which were determined not to be a liability and other entries which we deemed not to be material.   We do not expect that such will reoccur in the future.

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

At present, one customer, Custom, represents a majority of our sale revenues.  With Custom’s assistance, however, negotiations are currently underway with several other large customers in the same industry to expand this market.  The loss of Custom as a customer would adversely affect our business and we cannot provide any assurances that we could adequately replace the loss of this customer.  Sales revenues to Custom and its clients have been less to date than had originally been projected.  This has been due primarily to the equipment malfunction and delay in the completion of a principal Marine fueling facility as described above.  With our assistance, each of these problems has been addressed and is either corrected or close to being corrected.   It is expected that sales should show significant increases in 2009.   It is also anticipated that other new customers coming on board during 2009 will lessen the impact of a loss of Custom, should that happen.

A major change in the way EnerTeck does business commenced in the third quarter of 2006 with the completion of the purchase of the EnerBurn technology and the commencement of manufacturing operation.    This gave us permanent, exclusive rights to the EnerBurn formulas and protocols and allows for a much better gross margin than in the past.    The purchase of the EnerBurn technology and associated assets had been completed on July 13, 2006 and both the formulation equipment and raw materials were in place to manufacture both our on and off road product lines.    The opening of the on-road market to our products offers great potential to the Company in coming years.   Our marketing efforts from that point broadened from principally marine applications to a wide range of new industries.  Effective January 1, 2009, the marketing effort for the Company has changed with the addition of a new executive officer (who has been and remains a director), a change in marketing personnel and a new focus on marketing strategy.    It remains to be seen how, when or if this effort will become successful, however the potential for success is much broader with our increased ability to service these markets.

Liquidity and Capital Resources

On December 31, 2008, we had negative working capital of $268,000 and stockholders’ equity of $1,505,000 compared to negative working capital of $31,000 and stockholders’ equity of $2,088,000 on December 31, 2007.   The majority of the decrease in equity stems directly from the write down in the current value on our principal asset, caused by poor sales during the past two periods.    On December 31, 2008, the Company had $106,000 in cash, total assets of $2,562,000 and total liabilities of $1,057,000 compared to $319,000 in cash, total assets of $3,660,000 and total liabilities of $1,572,000 on December 31, 2007.

The decrease in cash and working capital for the year ended December 31, 2008 compared to the prior year was primarily due to lower than anticipated sales revenues.   As stated above, the principal cause for these lower revenues can be traced to technical difficulties suffered by principal customer and the delay in availability of the on-road truck dosing equipment, both of which were unanticipated and beyond our control.

Cash used in operating activities was $595,000 for the year ended December 31, 2008, which was primarily the result of a loss of $1,524,000 partially offset by non-cash charges for depreciation of $38,000, 825,000 for impairment and options issued of $47,000.   Cash used in operating activities was $382,000 for the year ended December 31, 2007, which was primarily the result of a loss of $1,004,000 partially offset by non-cash charges for depreciation of $46,000 and warrants issued of $375,000.

Cash provided by investing activities was a negative $12,000 for the year ended December 31, 2008 which was primarily the result of the purchase of equipment, combined with employee advances and capital expenditures.   Cash used by investing activities was $22,000 for the year ended December 31, 2007 which was primarily the result repayment of employee advances.  The $3,000,000 purchase of the Intellectual Property related to the manufacture of EnerBurn was paid for by an initial down payment of $1,000,000 and the issuance of a note payable for $2,000,000, two payments of $500,000 of which were paid during 2008 and 2007.

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

In the past, we have been able to finance our operations primarily from capital which has been raised.  To date, sales have not been adequate to finance our operations without investment capital.  Cash provided by financing activities was $894,000 for the year ended December 31, 2008 primarily from the sale of a private placement of common stock in the amount of $560,000 and $334,000 from the exercise of warrants.   These funds were used primarily to fund the scheduled 2008 payment of $500,000 due on the purchase of the intellectual property.   This is compared to $750,000 obtained from financing activities during the year ended December 31, 2007 from the sale of stock, which was used for the 2007 payment of $500,000 on the purchase of the intellectual property.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues, we will require additional investment to satisfy our contemplated cash requirements for the next 12 months.  No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our costs and expenses over the next 12 months will be approximately $2.6 million, which includes the amount we will have to pay in 2009 on the Note and for the anticipated cost of inventory for late 2009 business.  Other than the Note Payable for the purchase of the intellectual property, we currently have no material commitments for capital requirements.  Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis.  As mentioned above, management acknowledges that sales revenues for 2007 and 2008 were considerably less than earlier anticipated.  This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy.   Management expects that sales should show significant increases in the later parts of 2009.  No assurances can be made that we will be able to obtain required financial on terms acceptable to us or at all.  Our contemplated cash requirements beyond 2009 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

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

Inventory

Inventory consists of market ready EnerBurn plus raw materials required to manufacture the products. Inventory is valued at the lower of cost or market, using the average cost method. Also included in inventory are three large Hammonds EnerBurn doser systems amounting to $57,000, which will be transferred to marine or railroad customers during 2009.   The Company’s remaining inventory was split on approximately a 60/40 basis between raw materials and finished goods at December 31, 2008.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts.  The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers.  As of December 31, 2008, there were no uncollectible accounts and no allowance has been provided.

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

Intangible Assets

Intellectual property and other intangibles are recorded at cost.  The Company has determined that its intellectual property has an indefinite life because there is no legal, regulatory, contractual, competitive, economic or other factor to limits its useful life, and therefore will not be amortized.  For other intangibles, amortization would be computed on the straight-line method over the identifiable lives of the assets.  The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective for periods beginning January 1, 2002, and thereafter.  SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets.  Specifically, the statement addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires the Company to evaluate its intellectual property each reporting period to determine whether events and circumstances continue to support an indefinite life.  In addition, the Company will test its intellectual property for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The statement requires intangible assets with finite lives to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value.  The Company tests its intellectual property for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The statement requires intangible assets with finite lives to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value.  The Company tested its intangible assets for impairment as of December 31, 2008.  As a result of an independent examination based on sales for the years ended December 31, 2008 and 2007, an impairment of the asset in the amount of $825,000 was required to be recorded  which management believes is a reflection of problems with the marketing plan.   As such, significant changes were made to the plan and personnel effective January 1, 2009 that will hopefully remedy the situation in the future.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157; "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year.  In November 2007, FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. We are currently evaluating the provisions of SFAS 157 to determine whether there will be any future impact on the Company’s consolidated financial statements.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115,“Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. We are currently evaluating the provisions of SFAS 159 to determine the Company’s position on adoption and whether there will be any future impact on the Company’s consolidated financial statements.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.	Financial Statements and Supplementary Data.

See the Financial Statements annexed to this report.

Item 9.	Changes in and Disagreements with Accountantson Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

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

		Present Position	Has Served as
Name	Age	and Offices	Director Since

Dwaine Reese	66	Chairman of the	January 2003
		Board, Chief Executive
		Officer and Director

Gary B. Aman	61	President and Director	March 2005

Jack D. Cowles	48	Director	March 2005

Thomas F. Donino	47	Director	December 2005

Richard B. Dicks	61	Chief Financial Officer	-

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

GARY B. AMAN has been a director of the Company since March 2005 and President since March 2009.  He has been employed with Nalco Company since 1994, most recently serving as General Manager of ADOMITE Subsurface Chemicals, a Nalco division, since 1999. ADOMITE is recognized as a technology leader in energy exploration additives including drilling fluids, cementing, fracturing and well stimulation additives. Mr. Aman received a Bachelor of Science degree in Mathematics from the University of South Dakota in 1970.

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

Audit Committee Financial Expert

We do not have an audit committee financial expert, as such term is defined in Item 407(d)(5) of Regulation S-K, serving on our audit committee because we have no audit committee and are not required to have an audit committee because we are not a listed security.

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

Based solely on the Company’s review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the year ended December 31, 2008, all Section 16(a) filing requirements applicable to  its officers, directors and greater than 10% beneficial owners were complied with except Dwaine Reese filed one report late relating to a total of one transaction, Gary B. Aman filed two reports late relating to a total of two transactions, Richard B. Dicks filed one report late relating to a total of one transaction, and Thomas F. Donino filed three reports late relating to a total of three transactions.

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

Item 11.	Executive Compensation.

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2008 and December 31, 2007, of those persons who were, at December 31, 2008 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total
Dwaine Reese,	2008	$178,153	$0	$0	$18,331	(1)	$0	$0	$8,628	(2)	$205,112
Chairman of the Board and Chief Executive Officer	2007	$178,500	0	0	0		0	0	$7,807	(2)	$186,307
_______________________

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123R.

(2)	Mr. Reese was reimbursed $8,628 and $7,807 in 2008 and 2007, respectively, for health insurance costs.

Equity Awards

The following table provides certain information concerning equity awards held by the named executive officers as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
Name	No. of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested(#)
Dwaine Reese	25,000	-0-	$0.80	1/15/2013	-0-	-0-

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

Other Options, Warrants or Rights

We have no other outstanding options or rights to purchase any of our securities.  However, as of December 31, 2008, we do have outstanding warrants to purchase up to 2,910,047.5 shares of our common stock.

 Employment Agreements - Executive Officers and Certain Significant Employees

As of December 31, 2008, none of our officers and key employees are bound by employment agreements.  However, in connection with the Securities Purchase Agreement entered into with BATL in December 2005 and as a further inducement to BATL for making an investment in the Company, Dwaine Reese had agreed not to unilaterally resign as our Chief Executive Officer for a period of two years from December 7, 2005.    This period has now elapsed.

We do not have any termination or change in control arrangements with any of our named executive officers.

Compensation of Directors

At the present time, directors receive no cash compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings.

The following table provides certain summary information concerning the compensation paid to the Company’s non-employee directors during fiscal 2008 for their services as such.  All compensation paid to Mr. Reese is set forth in the Summary Compensation table above.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards (S)	Option Awards ($)	All Other Compensation ($)	Total ($)
Gary B. Aman	$0	-0-	$0	-0-	$0
Jack D. Cowles	$0	-0-	$0	-0-	$0
Thomas F. Donino	$0	-0-	$0	-0-	$0

Indebtedness of Management

No member of management was indebted to the Company during its last fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Managementand Related Stockholder Matters.

The following table sets forth, as of March 1, 2009, certain information with regard to the record and beneficial ownership of the Company’s Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company’s Common Stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other executive officers, if any, of the Company whose annual base salary and bonus compensation was in excess of $100,000 (the “named executive officers”), and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Dwaine Reese	3,590,000	(1)	17.9%
BATL Bioenergy LLC	3,960,000	(2)	19.2%
Thomas F. Donino	6,251,889	(3)	30.0%
Gary B. Aman	670,000	(4)	3.5%
Jack D. Cowles	398,550	(5)	2.1%
Richard B. Dicks	114,200	(6)	*

All Executive Officers and Directors as a Group (5 persons)	11,024,639		52.5%

*	Less than 1%.

(1)	Consists of 3,565,000 shares held by Mr. Reese and 25,000 shares underlying an option granted to him. The address for Mr. Reese is 10701 Corporate Drive, Suite 150, Stafford, Texas.

(2)
Consists of 2,450,000 shares held by BATL Bioenergy LLC (“BATL”) and 1,510,000 shares underlying warrants held by BATL.  This information is based solely upon information reported in filings made to the SEC on behalf of BATL.  The address for BATL is 7 Lakeside Drive, Rye, New York.

(3)
Consists of 1,613,404 shares held by Mr. Donino, 2,450,000 shares held by BATL, 435,700 shares held by BATL Management LP (“BATL Management”), 1,510,000 shares underlying warrants held by BATL and 242,785 shares underlying warrants held by Mr. Donino.  As the president and managing member of BATL and the sole officer, director and shareholder of BATL Management’s general partner, Mr. Donino may be deemed to be the beneficial owner of shares owned by BATL and BATL Management.  BATL Management is a family limited partnership whose members are certain relatives and trusts for the benefit of certain relatives of Mr. Donino.  This information is based solely upon information reported in filings made to the SEC on behalf of Thomas Donino, BATL and BATL Manage    ment.  The address for Mr. Donino is 7 Lakeside Drive, Rye, New York.

(4)	The address for Mr. Aman is 10701 Corporate Drive, Suite 150, Stafford, Texas.

(5)	The address for Mr. Cowles is 30 Lansdowne Drive, Larchmont, New York.

(6)	Consists of 100,000 shares underlying warrants held by Mr. Dicks and 14,200 shares underlying an option granted to him. The address for Mr. Dicks is 10701 Corporate Drive, Suite 150, Stafford, Texas.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Since January 1, 2008, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

Our board of directors currently consists of four members.  They are Dwaine Reese, Gary B. Aman, Jack D. Cowles and Thomas F. Donino.  Mr. Reese is the Company’s Chairman of the Board and Chief Executive Officer, and Mr. Aman is the Company’s President.  Messrs. Cowles and Donino are independent directors.  We have determined their independence using the definition of independence set forth in Nasdaq Marketplace Rule 4200(a)(15).

Item 14.	Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2008 and December 31, 2007:

Fee Category	2008 Fees	2007 Fees

Audit Fees	$33,022	$38,816
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$33,022	$38,816

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are annexed to this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

Incorporated by Reference to

2.1	Share Exchange Agreement	Exhibit 2.1 (1)
2.2	Plan of Merger	Exhibit 2.2 (2)
2.3	Article of Merger (Delaware)	Exhibit 2.3 (2)
2.4	Articles of Merger (Washington)	Exhibit 2.4 (2)
3.1	Articles of Incorporation (July 8, 2003 filing date)	Exhibit 3.1 (2)
3.2	Bylaws	Exhibit 3.2 (2)
4.1	Specimen of Common Stock Certificate	Exhibit 4.1 (2)
4.2	Registrant’s 2003 Stock Option Plan	Exhibit 4.1 (3)
4.3	Registrant’s 2005 Stock Compensation Plan	Exhibit 99.1 (4)
4.4	Form of Common Stock Purchase Warrant granted to various persons at various times from August 2003 to date	Exhibit 4.4 (5)
4.5	Registration Rights Agreement dated December 8, 2005 between
	the Company and BATL Bioenergy LLC	Exhibit 4.1 (6)
4.6	Warrant to purchase 1,000,000 shares issued to BATL Bioenergy LLC	Exhibit 4.2 (6)
10.1	Office Lease dated February 1, 2001	Exhibit 10.23 (2)
10.2	Office Lease Amendment dated March 31, 2003	Exhibit 10.24 (2)
10.3	Second Amendment to Lease Agreement	Exhibit 10.4 (7)
10.4	Third Amendment to Lease Agreement	Exhibit 10.5 (7)
10.5	Securities Purchase Agreement dated December 8, 2005 between the Company and BATL Bioenergy LLC	Exhibit 10.2 (6)
10.6	Asset Purchase Agreement dated as of July 13, 2006	Exhibit 2.1 (8)
10.7	Manufacturing and Supply Agreement dated August 18, 2006	Exhibit 10.9 (7)
10.8	Exclusive Reseller and Market Development Alliance
	With Custom Fuel Services, Inc.	Exhibit 10.10 (9)
21.1	Subsidiaries of the Registrant	Exhibit 21.1 (7)
23.1	Consent of Philip Vogel & Co. PC	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 23, 2003, and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2, File No. 333-108872, and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Schedule 14A filed on August 12, 2003, and incorporated by reference herein.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-1258814, and incorporated by reference herein.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, and incorporated by reference herein.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 12, 2005, and incorporated by reference herein.

(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and incorporated by reference herein.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 19, 2006, and incorporated by reference herein.

(9)	Filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form SB-2 filed as Form S-1/A on March 25, 2008, File No. 333-133651, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION
(Registrant)

By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer

Dated:	March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dwaine Reese	Chief Executive Officer,	03/30/2009
Dwaine Reese	Chairman of the Board
and Director
(Principal Executive Officer)

/s/ Richard B. Dicks	Chief Financial Officer	03/30/2009
Richard B. Dicks	(Principal Financial Officer)

/s/ Gary B. Aman	President and Director	03/30/2009
Gary B. Aman

/s/ Jack D. Cowles	Director	03/30/2009
Jack D. Cowles

/s/ Thomas F. Donino	Director	03/30/2009
Thomas F. Donino

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
EnerTeck Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of EnerTeck Corporation and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows for each of the years in the two-year period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnerTeck Corporation and subsidiary as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Philip Vogel & Co. PC
PHILIP VOGEL & CO. PC

Certified Public Accountants

Dallas, Texas

March  25, 2009

ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 2008 and 2007

ASSETS	2008	2007
Current assets
Cash	$106,240	$319,126
Inventory	161,019	146,654
Receivables - trade	10,036	50,920
Receivables - employee	100	4,483
Prepaid Expenses	11,584	19,639
Total current assets	288,979	540,822

Intellectual Property	2,175,302	3,000,000

Property and equipment, net of accumulated depreciation of $240,614 and $202,271 respectively	98,091	119,894

Total assets	$2,562,372	$3,660,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Note payable - current maturity	$500,000	$500,000
Accounts payable	8,204	10,649
Accrued liabilities	48,796	61,666
Total current liabilities	557,001	572,315

Long Term Liabilities
Note~~s~~ Payable - long term portion	500,000	1,000,000
Total Long Term Liabilities	500,000	1,000,000

Stockholders’ Equity
Preferred stock, $.001 par value, 100,000,000 shares authorized, none issued
Common stock, $.001 par value, 100,000,000 shares authorized, 19,087,788 and 17,761,359 shares issued and outstanding, respectively	19,088	17,761
Additional paid-in capital	20,886,996	19,947,381
Accumulated deficit	(19,400,712)	(17,876,742)
Total stockholders’ equity	1,505,373	2,088,400

Total liabilities and stockholders’ equity	$2,562,372	$3,660,715

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008 and 2007

	2008	2007

Product Sales	$282,195	$396,141
Sales Returns	13,760	0
Cost of goods sold	48,057	73,756
Gross profit	$220,378	$322,385

Costs and expenses:
General and Administrative Expenses:
Wages	$425,879	$429,541
Non-cash compensation	47,074	0
Depreciation	38,343	46,332
Other Selling, General and Administrative Expenses	371,417	451,965
Total Expenses	$882,713	$927,838
Operating loss	$(662,335)	$(605,453)

Other income (expense)
Interest Income	12,074	23,765
Other Income	3,531	17,990
Stock-based delay awards	(0)	(374,667)
Non-cash Impairment	(824,698)	0
Interest expense	(52,541)	(66,033)
Net Income (loss)	$(1,523,970)	$(1,004,399)

Net loss per share:
Basic and diluted	$(0.08)	$(0.06)
Weighted average shares outstanding:
Basic and diluted	18,273,536	17,413,414

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2008 and 2007

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2006	16,761,359	$16,762	$18,823,714	$(16,872,343)	$1,968,132

Private Offering	1,000,000	1,000	749,000		750,000
Warrants Issued			374,667		374,667
Net Loss				(1,004,399)	(1,004,399)

Balances, December 31, 2007	17,761,359	$17,762	$19,947,381	$(17,876,742)	$2,088,400

Options Granted			$47,074		$47,074
Warrants Exercised	526,334	$526	333,272		333,798
Private Offering	800,095	800	559,270		560,070
Current Loss 1/01 – 12/31/2008				(1,523,970)	(1,523,970)

	19,087,788	$19,088	$20,886,996	$(19,400,712)	$1,505,372

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007

	2008	2007

Net (loss)	$(1,523,970)	$(1,004,399)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	38,343	46,332
Common stock options issued for services	47,074	0
Impairment of Assets	824,698	0
Warrants /Options Expense	0	374,667
Non-cash income items	0	3,391
Changes in operating assets and liabilities:
Accounts receivable	40,884	239,152
Inventory	(14,365)	(9,169)
Prepaid expenses and other	8,055	(13)
Accounts payable	(2,446)	(53,861)
Accrued Interest payable	(19067)	(933)
Accrued Liabilities	6,198	22,599
NET CASH USED IN OPERATING ACTIVITIES	$(594,598)	$(382,234)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets		4,800
Capital Expenditures	$(16541)	(7,584)
Employee advances	4,384	24,661
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(12,157)	$21,878

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of warrants	$333,799	0
Proceeds from sale of common stock	560,070	750,000
Repayments of note payable	(500,000)	(500,000)
CASH PROVIDED BY FINANCING ACTIVITIES	$393,869	$250,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(212,886)	$(110,357)
Cash and cash equivalents, beginning of year	319,126	429,483
Cash and cash equivalents, end of year	$106,240	$319,126
Cash paid for:
Income tax	$0	$0
Interest	$70,365	$66,965
Non-cash investing and financing activities:

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

Inventory

Inventory consists of market ready EnerBurn plus raw materials required to manufacture the products. Inventory is valued at the lower of cost or market using the average cost method. Also included in inventory are three large Hammonds EnerBurn doser systems amounting to $57,000 which are projected to be transferred to marine customers during 2009. Finished product amounted to approximately $56,000 at December 31, 2008; the remainder being comprised of raw materials.   Finished product amounted to approximately $56,000 and $42,000 at December 31, 2008 and 2007, respectively:  the remaining inventory being comprised of raw materials.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts.  The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers.  As of December 31, 2008, there were no remaining uncollectible accounts and no allowance has been provided.

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

Intangible Assets

Intellectual property and other intangibles are recorded at cost.  The Company has determined that its intellectual property has an indefinite life because there is no legal, regulatory, contractual, competitive, economic or other factor to limit its useful life, and therefore will not be amortized.  For other intangibles, amortization would be computed on the straight-line method over the identifiable lives of the assets.  The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective for periods beginning January 1, 2002, and thereafter.  SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets.  Specifically, the statement addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires the Company to evaluate its intellectual property each reporting period to determine whether events and circumstances continue to support an indefinite life.  In addition, the Company tests its intellectual property for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The statement requires intangible assets with finite lives to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value.  The Company tested its intangible assets for impairment as of December 31, 2008.  As a result of an independent examination based on sales for the years ended December 31, 2008 and 2007, an impairment of the asset in the amount of $825,000 was required to be recorded.   It is management’s belief that this impairment is reflective of the Company’s past inability to generate significant sales over the past two years.   As such, significant changes were made to the business plan and staffing, effective January 1, 2009, which will hopefully remedy this situation in the future.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157; "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year.  In November 2007, FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis.  We are currently evaluating the provisions of FASB 157 to determine whether there will be any future impact on the Company’s consolidated financial statements.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115,“Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. We are currently evaluating the provisions of FASB 159 to determine the Company’s position on adoption and whether there will be any future impact on the Company’s consolidated financial statements.

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

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2008 and 2007 property and equipment consisted of the following:

	Useful	2008	2007
	Lives	Amount	Amount

Furniture and fixtures	5-7	$57,395	$55,797
Equipment	5-7	281,310	266,368

		323,763	322,165
Less: accumulated depreciation		240,614	202,271
		$98,091	$119,894

NOTE 3 - INTELLECTUAL PROPERTY

In July 2006, EnerTeck acquired the EnerBurn technology.  The purchase price for the EnerBurn technology is as follows: (i) $1.0 million cash paid on July 13, 2006, and (ii) a promissory note for $2.0 million. In May of 2007, we made the initial payment of $500,000 plus interest against the loan.   EnerTeck has determined that the life of the intellectual property is indefinite; therefore, the asset is not amortized.  The Company tested its intangible assets for impairment as of December 31, 2008.  As a result of an independent examination based on sales for the years ended December 31, 2008 and 2007 that an impairment of the asset in the amount of $825,000 was required to be recorded.   That is a reflection of problems with the marketing plan.   As such, significant changes were made to the plan and personnel effective January 1, 2009 that will hopefully remedy the situation in the future

NOTE 4 - INCOME TAXES

EnerTeck has incurred net losses since the merger with Gold Bond and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative operating loss carry-forward is approximately $10,849,000 at December 31, 2008, and will expire beginning in 2025.

Deferred income taxes consist of the following at December 31, 2008 and 2007:

	2008	2007

Assets:
Net operating loss carryforwards	$3,689,000	$3,271,000
Valuation allowance	(3,505,000)	(3,119,000)

	$184,000	$152,000

Liabilities:
Amortization differences	$(157,000)	$(108,000)
Depreciation differences	(27,000)	(44,000)

	$(184,000)	$(152,000)

The change in the valuation allowance for the years ended December 31, 2008 and 2007, was $386,000 and $269,000, respectively

NOTE 5 - STOCKHOLDERS' EQUITY

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

NOTE 6 - STOCK WARRANTS AND OPTIONS

Stock Warrants

In October, 2007, 510,000 warrants were granted to Mr. Thomas Donino of BATL Bioenergy LLC and his designee pursuant to the terms of an agreement made as part of the BATL stock purchase in December, 2005. These warrants have an exercise price of $2.00 per share and expire in five years from their issue date.  These warrants were valued using the Black-Scholes Model and the fair value of $374,667 was charged to operating expense during 2007.

During second quarter of 2008, a total of 526,334 warrants were exercised by the warrant holders prior to their expiration date.    During the third and fourth quarters of 2008, 1,900,316 reached their expiration date and were not extended.     As part of a private placement  during the same period an additional 400,047.5 five year warrants with a strike price of $1.20 per share and an expiration date of September 30, 2013 were issued.   As these warrants were issued as part of a purchase, no additional expense was charged for this transaction during 2008.

Summary information regarding warrants is as follows:

Year ended December 31, 2007:

Granted	510,000	2.00
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2007	4,936,650	$1.41

Granted	405,047.5	1.20
Exercised	(376,334)	1.00
Exercised	(150,000)	1.20
Expired	(1,900,316)	-
Outstanding at December 31, 2008	2,910,047.5	$1.62

Warrants outstanding and exercisable as of December 31, 2008:

		Weighted	Exercisable
	Number of	Average	Number of
Exercise Price	Warrants	Remaining Life	Warrants

$1.00	500,000	1.7	500,000
$1.20	770,047.5	2.8	770,047.5
$2.00	1,640,000	2.6	1,640,000
	2,910,047.5		2,910,047.5

Stock Options

In September 2003, shareholders of the Company approved an employee stock option plan (the “2003 Option Plan”) authorizing the issuance of options to purchase up to 1,000,000 shares of common stock. The 2003 Option Plan is intended to give the Company greater ability to attract, retain, and motivate officers, key employees, directors and consultants; and is intended to provide the Company with the ability to provide incentives more directly linked to the success of the Company’s business and increases in shareholder value.  As of December 31, 2007, no options have been issued under the 2003 Option Plan.  On January 15, 2008, options to acquire 64,200 shares were issued under the 2003 Option Plan to five employees which options are immediately exercisable.  These options have an exercise price of $0.80 per share and expire in five years from their issue date.  These options were valued using the Black-Scholes Model and the fair value of $47,000 was charged to operating expense during the first quarter of 2008.

NOTE 7 - NOTE PAYABLE

The Company has a note payable in connection with its acquisition of intellectual property.  The note requires four annual payments of $500,000 plus interest at 4% compounded on a monthly basis, starting July 2007.  The note is secured by the intellectual property. A payment of $500,000 plus related interest was made in July, 2008, leaving a remaining balance of $1,000,000.

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

Office Lease -

EnerTeck leases office space under a non-cancelable operating lease. Future minimum rentals due under non-cancelable operating leases with an original maturity of at least one-year are approximately as follow:

December 31,	Amount
2009	47,635
2010	15,878
Total	$63,513

Rent expense for the years ended December 31, 2008 and December 31, 2007 totaled $48,075 and $43,553, respectively.   The current lease expires April 30, 2010.  A three year lease was negotiated in 2007 and contained terms similar to those of past years.

Registration Rights Agreement

In connection with the BATL Agreement, the Company and BATL entered into a Registration Rights Agreement dated as of December 8, 2005 (the “Registration Rights Agreement”), whereby the Company has agreed to prepare and file with the Commission not later than the 60th day (the “Filing Date”) after the BATL Closing Date a Registration Statement covering the resale of all of the BATL Shares and the shares of common stock underlying the BATL Warrant.  The Company has agreed to use its best efforts to cause the Registration Statement to be declared effective as promptly as possible after the filing thereof, but in any event prior to the 240th day after the Filing Date  (such day referred to as the “Effective Date”); provided that, if the Registration Statement is not filed by the Filing Date or declared effective by the Effective Date (each a “Penalty Event”) then the Company  shall issue a five-year warrant (“Penalty Warrant”) to BATL to acquire another 49,000 shares of common stock, at an exercise price equal to the exercise price of the BATL Warrant, per each 30-day period following the Penalty Event that the Registration Statement has not been filed and/or that the Effective Date has not occurred.  In April 2006, the Company entered into a letter agreement with BATL amending and clarifying certain provisions of the Registration Rights Agreement.  Pursuant to the April 2006 letter agreement, it was agreed (i) that the number of Penalty Warrants issuable for all periods prior to April 30, 2006 in respect of delays in filing the Registration Statement shall be 30,000, and (ii) 28,500 of such warrants shall be issued to Thomas F. Donino and 1,500 of such warrants shall be issued to Jay Goldstein.   In October 2007, the Company entered into another letter agreement with BATL pursuant to which it was agreed that in the event the Effective Date occurs during the period from and including April 30, 2006 through April 30, 2008 (the “Fixed Period”), the number of shares of Common Stock underlying any Penalty Warrant issuable due to the fact that the Registration Statement was not declared effective by the Effective Date shall be 510,000 (the “Fixed Penalty Warrant”), regardless of at which point during the Fixed Period the Effective Date occurs.  In October 2007, the Fixed Penalty Warrant was delivered to BATL.  The October 2007 letter agreement further provides that if the Effective Date shall have not occurred on or prior to April 30, 2008, then the Company shall once again be obligated to issue a Penalty Warrant to BATL per 30-day period following the Fixed Period that the Effective Date has not occurred, in accordance with the terms of the Registration Rights Agreement.  The Effective Date occurred on April 15, 2008.  As a result, no additional Penalty Warrants were required to be issued.

Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the years ended December 31, 2008 and 2007, the Company incurred recurring net losses of $1,524,000 and $1,004,000, respectively.  In addition, at December 31, 2008, the Company has an accumulated deficit of $19,401,000.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.   The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis.  Management believes that sales revenues for 2008 and 2007 were considerably less than earlier anticipated primarily due to circumstances which have been corrected or are in the process of being corrected.   Management expects that marine, railroad and trucking sales should show significant increases in 2009 over what has been generated in the past, as a result of the expected outcome of long term client demonstrations from several extremely large new clients generated during the second half of 2008, which will take place over the second, third and fourth quarters of 2009.  In addition, marketing management has been changed effective January 1, 2009 and this new management team is currently putting sales strategies in place in an effort to increase revenues and cash flow.  No assurance can be made that any of these efforts will be successful.

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

EnerTeck at times has cash in bank in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  At December 31, 2008, EnerTeck had $106,240 in cash which is within FDIC insurance limits.

NOTE 10 - REVENUE FROM MAJOR CUSTOMERS

One customer represented 83.3% of the company’s sale revenues for the year ended December 31, 2008 as compared to 59.7% of the company’s sales revenues for the year ended December 31, 2007.    The company has no receivables outstanding for this major customer at year end December 31, 2008 or 2007.