Form 10-Q
period 2009-03-31
ENERTECK CORP
filed 2009-05-13
CIK 1128353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes   ☒                      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☐                      No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes   ☐                      No   ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 19,087,788 outstanding as of May 1,  2009.

PART I - FINANCIAL INFORMATION

ENERTECK CORPORATION

Index to Financial Information
Period Ended March 31, 2009

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Unaudited	Audited
	March 31, 2009	Dec. 31, 2008
ASSETS

Current assets
Cash	$86,365	$106,240
Inventory	198,190	161,019
Receivables – Trade	19,648	10,036
Receivables - Employee	100	100
Prepaid Expenses	0	11,584
Total current assets	$304,303	288,979

Intellectual Property	$2,175,302	2,175,302

Property and equipment, net of accumulated depreciation of $249,028 and $230,968, respectively	89,678	98,091
Total assets	$2,569,283	$2,562,372

LIAB. AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Notes Payable - Current Portion	$500,000	$500,000
Accounts payable	555	8,204
Shareholder Advances	250,000	0
Accrued Interest	30,094	20,001
Other Accrued liabilities	55,000	28,795
Total current liabilities	$835,649	$577,000

Long Term Liabilities
Notes Payable	$500,000	$500,000
Total Long Term Liabilities	$500,000	$500,000

Stockholders’ Equity (Deficit)
Common stock, $.001 par value, 100,000,000 shares authorized, 19,087,788 and 19,087,788 shares issued and outstanding, respectively	19,088	19,088
Additional paid-in capital	20,912,465	20,886,996
Accumulated deficit	(19,697,920)	(19,400,712)
Total stockholders’ equity	1,233,634	1,505,373

Total liabilities and stockholders’ equity (deficit)	$2,569,283	$2,562,372

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenues	$21,152	$120,345
Cost of goods sold	6,054	16,009
Gross profit	$15,098	$104,336

General and Administrative Expenses:
Wages	$184,320	$106,652
Stock based compensation	25,469	47,074
Depreciation	8,414	9,566
Other Selling, Gen. & Admin. Exp.	84,033	94,970
Total Expenses	$302,236	$258,262

Operating Income (loss)	$(287,138)	$(153,926)

Interest Income	34	4,090
Other Income		624
Interest expense	(10,103)	(15,230)

Net Income (loss)	$(297,207)	$(164,442)

Weighted average shares outstanding:	(0.02)	$(0.01)
Basic and diluted	19,087,788	17,761,359

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2009 (Unaudited)

	March 31,	March 31,
	2009	2008
Net (loss)	$(297,208)	$(164,442)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation	8,414	9,566
Warrants /Options Expense	25,469	47,074
Changes in operating assets and liabilities:
Accounts receivable	(9,612)	(70,845)
Inventory	(37,171)	14,025
Prepaid expenses and other	11,584	14,396
Accounts payable	(7,649)	29,065
Accrued Interest payable	10,094	15,230
Accrued Liabilities	26,204	(7,056)
NET CASH USED IN OPERATING ACTIVITIES	$(269,875)	$(112,208)

CASH FLOWS FROM INVESTING ACTIVITIES
Employee advances	0	250
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(0)	$250

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder Advances	$250,000	$0
CASH PROVIDED BY FINANCING ACTIVITIES	$250,000	$0

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(19,875)	$(111,958)
Cash and cash equivalents, beginning of Quarter	106,240	319,126
Cash and cash equivalents, end of Quarter	$86,365	$207,168
Cash paid for:
Income tax	$0	$0
Interest	$0	$0

ENERTECK CORPORATION and SUBSIDIARY,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying Unaudited interim consolidated financial statements of EnerTeck Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in EnerTeck’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2008 as reported in the Form 10-K have been omitted.

NOTE 2 - INCOME (LOSS) PER COMMON SHARE

The basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net income (loss) per common share is computed by dividing the net income applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2009 and 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

NOTE 3 – INTELLECTUAL PROPERTY

In July 2006, EnerTeck acquired the EnerBurn technology.  The purchase price for the EnerBurn technology is to be paid as follows: (i) $1.0 million cash paid on July 13, 2006, and (ii) promissory note for $2.0 million bearing interest each month at a rate of 4.0% per annum, compounded monthly, and which shall be paid in four annual payments of $500,000 plus accumulated interest to that date on each anniversary of the closing until the entire purchase price is paid in full.   The second installment payment on this note of $500,000 plus compounded interest was made in advance of the due date on July 3, 2008.    EnerTeck has determined that the life of the intellectual property is indefinite.  The asset was tested for impairment as part of the 2008 annual audit and an impairment of approximately $825,000, based solely upon the reported sales since purchase, was taken to meet reporting requirements.     We feel, based on current activity that no further impairment will be required.

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

EnerTeck granted 64,200 non-statutory stock options to company employees during the three months ended March 31, 2008 under the Enerteck Corporation 2003 Stock Option Plan.    These options were divided based upon current compensation levels to all current salaried employees.   As part of his employment contract, Mr. Gary Aman was granted 200,000 non-statutory stock options, 50,000 of which were fully vested at the end of the first quarter of 2009; the remainder shall become 100% vested on January 1, 2010 and shall expire March 27, 2014.    Additional options are being considered by the Board of Directors for company employees.  However, no decision has been made on that issue as of this time.

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

NOTE 6 – PRIVATE OFFERING

During June 2008, the Board of Directors of the Company authorized a private offering of stock and warrants.  Pursuant thereto and during the first quarter of 2008, the Company issued 800,095 shares of its common stock at $0.70 per share to 15 investors for total gross proceeds of $560,066.50.  The investors were also issued a total of 400,047.5 warrants exercisable into shares of common stock at $1.20 per share.    A second private offering authorized during the second quarter of 2009.    To date, $250,000 has been advanced toward this subscription.

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

Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors include, among other things, general economic conditions; cyclical factors affecting our industry; lack of growth in our industry; our ability to comply with government regulations; a failure to manage our business effectively; our ability to sell products at profitable yet competitive prices; and other risks and factors set forth from time to time in our filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

Revenues

We recorded $21,000 sales revenues for the three months ended March 31, 2009, compared to sales revenues of $120,000, in the same period of 2008.   The decrease in revenues for the first three months of 2009 compared to the prior year period was primarily due to the slow down in the economy.     The equipment problems with the chemical delivery infrastructure on the Mississippi River discovered during 2008 have been investigated and corrected during the later portions of 2008 and are in the process of being tested.  This should result in an increase in sales in the future as the economy recovers.     These equipment upgrades allow for a much higher use rate of EnerBurn on the Mississippi River and, therefore, it is anticipated that a significant restocking order from Custom should be shipped during the second quarter or third of 2009.  In addition, as the economy hopefully improves, this business should increase back to or greater than prior levels during the later part of 2009 and into 2010.

We also determined that for the future growth of the EnerBurn market it is necessary to restructure our marketing force and make a concerted effort to expand into larger U.S. and international markets.    We believe our initial efforts in this area have been successful.  Effective January 1, 2009, the marketing effort for the Company changed with the addition of a new executive officer (who has been and remains a director), a change in marketing personnel and a new focus on marketing strategy.  A significant piece of new business, larger than any we have previously sold was closed subsequent to the close of the first quarter of 2009.   The Company has completed nearly a year of testing for one of the largest trucking companies in the U.S. which is expected to lead to initial shipments as soon as infrastructure equipment can be installed and put into operation.    We are also working on the opening of other new markets both within the U.S. and in Europe and anticipate the generation of considerable new sales during 2009 and 2010.

On July 28, 2005, EnerTeck Sub had entered into an Exclusive Reseller and Market Development Agreement (the “Custom Agreement”) with Custom, a subsidiary of Ingram Barge.  Under the Custom Agreement, EnerTeck Sub has appointed Custom, which provides dockside and midstream fueling from nine service locations in Louisiana, Kentucky, Illinois, West Virginia, Missouri and Iowa, as its exclusive reseller of EnerBurn and the related technology on the Western Rivers of the United States, meaning the Mississippi River, its tributaries, South Pass, and Southwest Pass, excluding the Intra Coastal Waterway.  The Agreement has an initial term of three years but can be terminated upon 60 days prior written notice by either party.  Custom is not required to purchase a minimum volume of EnerBurn during the term of the Custom Agreement. Subsequent to the signing of the Custom Agreement, Custom obtained the regulatory approvals and installed the blending equipment necessary to facilitate its distribution of EnerBurn.  In February 2006, we delivered our first shipment of EnerBurn to Custom by delivering 4,840 gallons.  During most of 2006, Custom concentrated on completing the required infrastructural work to allow Custom to begin servicing the Ingram and other fleets.  This work was completed late in the second quarter of 2006 and treatment of the Ingram fleet was commenced.  Late in the second quarter, Custom placed a second order of 4,840 gallons.  However, Custom was unable to take delivery until late in the fourth quarter of 2006.  Sales to Custom, currently the Company’s largest customer have been slower than initially anticipated principally due to an equipment problems and delay in the completion of a principal Marine fueling facility for EnerBurn on the Mississippi River.  We believe that each of these problems has been addressed and is either corrected or close to being corrected.  We anticipate sales in this market will increase significantly during 2009.

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

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $15,000 or 71.4% of sales for the three month period ended March 31, 2009, compared to $105,000 or 87.5% of sales for the three period ended March 31, 2008.   In terms of absolute dollars, the decrease for the three month periods is a direct reflection of the difference in sales volume for the two periods.    It is expected that sales should increase significantly during the later parts of the second quarter and thereafter due to the recent completion of testing and the closing of sales with one of the major U.S. trucking companies.

Cost of goods sold was $6,000 for the three period ended March 31, 2009, which represented 28.6% of revenues, as compared to $15,000 for the three months ended March 31, 2008 which represented 12.5% of revenues.      Since its purchase in July 2006, we have owned the EnerBurn technology and associated assets.  Although our manufacturing is performed for us by an unrelated third party, we should continue to realize better gross margins due to the manufacturing our own product lines, compared to those we had achieved in the past when we purchased all of our products from an outside vendor.

Costs and Expenses

Operating expenses were $302,000 for the three months ended March 31, 2009 as compared to $258,000 for the three months ended March 31, 2008.   A significant portion of such increase for the three month period of 2009 was due to the hiring of Mr. Gary Aman as our new president and the additional cost on testing for two large potential customers, and $25,000 for Options Expense for the three months ended March 31, 2009 as compared to $47,000 for the same period in 2008.  Other operating expenses were primarily unchanged for the three months ended March 31, 2009 compared to March 31, 2008. Other selling, general and administrative expenses decreased to $84,000 for the three months ended March 31, 2009 from $95,000 for the prior year period.  In addition, wages increased to $184,000 for the three months ended March 31, 2009 from $107,000 for the prior year period, and depreciation decreased to $8,000 for the three months ended March 31, 2009 from $10,000 for the three months ended March 31, 2008.  Costs and expenses in all periods primarily consisted of wages, professional fees, rent expense, amortization expense and other selling, general and administrative expenses.

Other Income and Expenses for the three months ended March 31, 2009 were a negative $10,000 as compared to a negative $11,000 for the three months ended March 31, 2008.    Of this amount for 2009, $10,000 was accrued interest expense for the note payable to Econalytic as compared to $15,000 for the same period in 2008.

Net Loss

We reported a net loss of $297,000 during the three months ended March 31, 2009, as compared to net losses of $164,000 for the three months ended March 31, 2008.   The additional loss was due to a combination of lower than anticipated sales volume for the period, combined with the increase in wages with the addition of our new president and  for the funding of the additional sales effort and testing.

We realized early in 2008 that a change in our marketing effort had to be made to allow us to grow.  Our ability to produce net income in the future will be dependent upon our ability to increase revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses. The success of our large new client demonstrations performed during the first quarter and continuing into the second quarter of 2009 is critical to the future success of our business although there are no guarantees that these demonstrations will generate sales with these potential new clients.

Operations Outlook

Beginning in 2005, management began a period of reassessing the Company’s direction. Due to a lack of working capital, and a nearly complete turnover in upper management and sales staff dating back into 2004, senior management changed its method of marketing the operation during 2005.  The majority of the marketing effort for 2005 was directed at targeting and gaining a foothold in one of our major target areas, the inland marine diesel market.  Management focused virtually all resources at pinpointing and convincing one major customer within this market, Custom, to go full fleet with our diesel fuel additive product lines.  A substantial portion of 2005 was spent testing our primary product, EnerBurn, on one large inland marine vessel belonging to this major potential customer.  This resulted in the signing of the Custom Agreement and delivery of the first shipment of EnerBurn to Custom as discussed above.  This initial purchase order plus the second order received in the second quarter of 2006, amount in size to more revenue and a higher margin than all the orders combined for 2005, 2004 and 2003.   In addition to our efforts in the marine sales, the sales effort resulted in initial sales to customers in the heavy construction industry market beginning in the first quarter of 2006 in which we have used the same strategies that had successfully started with the marine market.   To date, we have signed on three new customers with testing to begin with another major heavy equipment contractor in the very near future.

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

A major change in the way EnerTeck does business commenced early in the first quarter of 2006, with the completion of the purchase of the EnerBurn technology and the commencement of manufacturing operation.    This gives us permanent, exclusive rights to the EnerBurn formulas and protocols and allows for a much better gross margin than in the past.    The purchase of the EnerBurn technology and associated assets was completed on July 13, 2006 and both the formulation equipment and raw materials are presently in place to manufacture for both on and off road product lines.   The opening of the on-road market to our products offers great potential to the Company in coming years.   Our marketing efforts from that point broadened from principally marine applications to a wide range of new industries.

Our management has also determined that it is important to expand the market for the Company’s products to other industries and other countries.  During the first quarter of 2009, we have focused our marketing effort on the trucking, heavy construction, offshore marine and rail industries.  We believed that it was vital to the long term viability of the Company to expand the market for EnerBurn to newer, larger markets.  Negotiations are currently underway for the demonstration of EnerBurn in each of these markets.   Currently, we are scheduled to commence demonstrations for major potential clients in each of these industries in the first and second quarters of 2009.    Subsequent to the close of the first quarter of 2009, we were notified by one of the nation’s largest trucking companies that the tests had been successful and that it would be going full fleet with the utilization of EnerBurn in its fleet.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2009, we had working capital deficit of ($530,000) and stockholders’ equity of $1,233,000 compared to a working capital deficit of ($139,000) and stockholders’ equity of $1,971,000 on March 31, 2008.

On March 31, 2009, we had $86,000 in cash, total assets of $2,570,000 and total liabilities of $1,336,000, compared to $207,000 in cash, total assets of $3,580,000 and total liabilities of $1,610,000 on March 31, 2008.

The decrease in cash on hand on March 31, 2009, as compared to that of March 31, 2008, was primarily due to lower than anticipated sales for the period.

Cash available decreased by $20,000 during the first three months of 2009 to a balance of $86,000 on March 31, 2009 as compared to $112,000 during the first three months of 2008 to a balance of $207,000.   Net cash used in operating activities was $270,000 for the three months ended March 31, 2009 compared to net cash used in operating activities of $112,000 for the three months ended March 31, 2008.   Such changes from period to period were primarily the result of a net loss of $297,000 for the three months ended March 31, 2009 compared to a net loss of $164,000 for the three months ended March 31, 2008, as well as changes from period to period in accounts receivable, inventory, prepaid expenses, accounts payable, accrued interest payable and accrued other expenses.

For the three months ended March 31, 2009, we had investing activities of $0 compared to investing activities of $250 for the three months ended March 31, 2008.  Cash provided by financing activities was $250,000 for the three months ended March 31, 2009 from a Shareholder advance.

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

Inventory

Inventory consists of market ready EnerBurn plus raw materials required to manufacture the products. Inventory is valued at the lower of cost or market, using the average cost method. Also included in inventory are three large Hammonds EnerBurn doser systems amounting to $57,000, which will be transferred to marine or railroad customers during 2009.   The Company’s remaining inventory was split on approximately a 60/40 basis between raw materials and finished goods at March 31, 2009.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts.  The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers.  As of March 31, 2009, there were no uncollectible accounts and no allowance has been provided.

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

Diluted net income (loss) per common share is computed by dividing the net income applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding   plus potential dilutive securities. For 2009 and 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Item 4T. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon information which has recently come to management’s attention, the Company is investigating and if necessary intends to take appropriate legal action to enforce its rights under the EnerBurn Acquisition Agreement as it relates to protected confidential and proprietary information under such agreement. Based upon its initial investigation, management believes certain confidential and proprietary information has been disclosed to third parties in violation of the EnerBurn Acquisition Agreement and the Company has demanded that such parties cease and desist from disclosing and/or using such information in violation of the EnerBurn Acquisition Agreement.   While no lawsuit has to date been filed, it is the intention of management to further investigate these allegations and protect its contractual rights to its technology to the fullest extent and to take all legal action which may be necessary. In April 2009, the Company filed a petition in Harris County, Texas, requesting that the court order Econalytic Systems, Inc. and others to appear for pre-suit depositions so that the Company could explore any potential claims against Econalytic and others for breach of contract and/or conspiracy.

The Company was recently served with a summons and complaint in connection with an action commenced by Econalytic Systems, Inc. against the Company in the District Court, Boulder County, Colorado in which Econalytic is seeking a declaratory judgment which would permit it to sell certain technology with Econalytic claims it retained and is permitted to sell under the EnerBurn Acqusition Agreement.  The Company intends to defend this matter vigorously.

Item 1A. Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the employment agreement entered into with Gary B. Aman during the first quarter of 2009, the Company granted Mr. Aman an option to purchase 200,000 shares of Common Stock of the Company at an exercise price of $1.00 per share which option shall be 25% vested as of the date of grant (March 27, 2009), shall become 100% vested on January 1, 2010 and shall expire March 27, 2014.

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

ENERTECK CORPORATION
(Registrant)

Dated: May 14, 2009	By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2009	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)