Form 10-Q
period 2009-06-30
ENERTECK CORP
filed 2009-08-13
CIK 1128353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to ______

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
Yes   ☐                      No   ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 20,937,788 outstanding as of August 1, 2009.

PART I - FINANCIAL INFORMATION

ENERTECK CORPORATION

Index to Financial Information
Period Ended June 30, 2009

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Unaudited	Audited
	June 30, 2009	Dec. 31, 2008
ASSETS

Current assets
Cash	$752,787	$106,240
Inventory	200,857	161,019
Receivables – Trade	27,963	10,036
Receivables - Employee	100	100
Prepaid Expenses	44,063	11,584
Total current assets	$1,025,769	288,979

Intellectual Property	$2,175,302	2,175,302

Property and equipment, net of accumulated depreciation of $257,475 and $240,614, respectively	82,229	98,091
Total assets	$3,283,300	$2,562,372

LIAB. AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Notes Payable - Current Portion	$500,000	$500,000
Accounts payable	52,801	8,204
Shareholder Advances	380,000	0
Accrued Interest	40,400	20,001
Other Accrued liabilities	105,000	28,795
Total current liabilities	$1,078,201	$577,000

Long Term Liabilities
Notes Payable	$500,000	$500,000
Total Long Term Liabilities	$500,000	$500,000

Stockholders’ Equity (Deficit)
Common stock, $.001 par value, 100,000,000 shares authorized, 20,937,788 and 19,087,788 shares issued and outstanding, respectively	20,938	19,088
Additional paid-in capital	21,961,084	20,886,996
Accumulated deficit	(20,276,923)	(19,400,712)
Total stockholders’ equity	1,705,100	1,505,373

Total liabilities and stockholders’ equity (deficit)	$3,283,300	$2,562,372

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$43,908	$154,653	$65,060	$274,998
Cost of goods sold	13,588	25,116	20,024	41,125
Gross profit	$30,319	$129,537	$45,036	$233,873

General and Administrative Expenses:
Wages	$200,144	$105,596	$384,465	$212,248
Stock-based Compensation	250,469	0	275,938	47,074
Depreciation	8,447	9.566	16,861	19,132
Other Selling, Gen. & Admin. Exp.	150,009	99,655	233,620	194,625
Total Expenses	$609,069	$214,817	$910,884	$473,079

Operating loss	$(578,750)	$(85,280)	$(865,848)	$(239,206)

Interest Income	24	4,574	58	8,664
Other Income	10,030	2,765	9,988	3,388
Interest expense	(10,307)	(15,896)	(20,410)	(31,126)
Net Income (loss)	$(579,003)	$(93,837)	(876,211)	(258,280)

Weighted average shares outstanding:	$(0.03)	$(0.01)	$(.05)	$(0.01)
Basic and diluted	19,417,458	17,948,356	19,253,534	17,854,857

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2009 (Unaudited)

	June 30,	June 30,
	2009	2008
Net (loss)	$(876,211)	$(258,280)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	16,861	19,132
Common Stock to Consultants	225,000	0
Warrants /Options Expense	50,938	47,074
Changes in operating assets and liabilities:
Accounts receivable	(17,927)	33,318
Inventory	(39,838)	6,460
Prepaid expenses and other	(32,479)	(20,313)
Accounts payable	44,598	(4,710)
Accrued Interest payable	20,400	31,126
Accrued Liabilities	76,203	31,057
NET CASH USED IN OPERATING ACTIVITIES	$(532,453)	$(115,136)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(999)	0
Employee advances	0	$4,484
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(999)	$4,484

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder Advances	$380,000	$353,318
Exercise of Warrants		333,800
Proceeds from sale of common stock	800,000	0
CASH PROVIDED BY FINANCING ACTIVITIES	$1,180,000	$687,118

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$646,547	$576,466
Cash and cash equivalents, beginning of Quarter	106,240	319,126
Cash and cash equivalents, end of Quarter	$752,787	$895,592
Cash paid for:
Income tax	$0	$0
Interest	$0	$0

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

NOTE 3 – INTELLECTUAL PROPERTY

In July 2006, EnerTeck acquired the EnerBurn technology.  The purchase price for the EnerBurn technology is to be paid as follows: (i) $1.0 million cash paid on July 13, 2006, and (ii) promissory note for $2.0 million bearing interest each month at a rate of 4.0% per annum, compounded monthly, and which shall be paid in four annual payments of $500,000 plus accumulated interest to that date on each anniversary of the closing until the entire purchase price is paid in full.  Due to recent litigation commenced between the Company and the seller of the EnerBurn technology, the Company has requested the court to grant it leave to pay the remaining installments, including the installment due July 13, 2009, into the registry of the court pending adjudication of such matter.  The next and final payment to complete the purchase will be  due on July 13, 2010.  EnerTeck has determined that the life of the intellectual property is indefinite.  The asset was tested for impairment as part of the 2008 annual audit and an impairment of approximately $825,000, based solely upon the reported sales since purchase, was taken to meet reporting requirements.     We feel, based on current activity that no further impairment will be required.

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

EnerTeck granted 64,200 stock options to employees during the three months ended June 30, 2008 under the Enerteck Corporation 2003 Stock Option Plan.    These options were divided based upon current compensation levels to all current salaried employees.   As part of his employment contract, on March 27, 2009, Mr. Gary Aman was granted 200,000 non-statutory stock options, 100,000 of which were fully vested at the end of the second quarter of 2009; the remainder shall become 100% vested on January 1, 2010 and shall expire March 27, 2014.

In May 2009, the Company issued 250,000 shares of common stock to Wakabayashi Fund, LLC (“Wakabayashi”) for consulting services to be rendered pursuant to a consulting agreement entered into in May 2009 between the Company and Wakabayashi.  Such shares were valued at the closing price of Company stock at the date of issuance and an expense of $225,000 was recorded.

NOTE 5 - EXERCISE OF WARRANTS

During the second quarter of 2008, the Company issued 526,334 shares of common stock upon the exercise of warrants at an aggregate exercise price of $333,800.   Such warrants were exercised following the temporary reduction in the warrant exercise prices of all of the Company’s then outstanding warrants by 40.0% effective immediately through and including June 2, 2008, which was extended until June 30, 2008.  No warrants have been exercised during 2009.

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

During the second quarter of 2009, we issued 1,600,000 shares of our common stock at $0.50 per share to five investors for total gross proceeds of $800,000 in a private placement offering to accredited investors only.   An additional $380,000 has been advanced towards this offering from four other investors during the second quarter of 2009.

NOTE 7 – SUBSEQUENT EVENT

As of July 21, 2009, EnerTeck granted 64,200 stock options to employees under the Enerteck Corporation 2003 Stock Option Plan.  These options were divided based upon current compensation levels to all current salaried employees.

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

RESULTS OF OPERATIONS

Revenues

We recorded $44,000 sales revenues for the three months and $65,000 for the six months ended June 30, 2009, compared to sales revenues of $155,000 and 275,000, in the same periods of 2008.   The decrease in revenues for the first six months of 2009 compared to the prior year period was primarily due to the drastic slow down in the economy.     The equipment problems with the chemical delivery infrastructure on the Mississippi River discovered during 2008 have been investigated and corrected during the later portions of 2008 and are in the process of being tested.  This should result in an increase in sales in the future as the economy recovers.     These equipment upgrades allow for a much higher use rate of EnerBurn on the Mississippi River.   In addition, as the economy hopefully improves, this business should increase back to or greater than prior levels during the latter part of 2009 and into 2010.

We also determined that for the future growth of the EnerBurn market it is necessary to restructure our marketing force and make a concerted effort to expand into larger U.S. and international markets.    We believe our initial efforts in this area have been successful.  Effective January 1, 2009, the marketing effort for the Company changed with the addition of a new executive officer (who has been and remains a director), a change in marketing personnel and a new focus on marketing strategy.  During the second quarter of 2009,  we were notified of a commitment from  one of the nation’s largest trucking companies that the tests had been successful and that it would be going full fleet with the utilization of EnerBurn in its fleet.  However, to date, no sales have been made to this trucking company. We are also working on the opening of other new markets both within the U.S. and in Europe and anticipate the generation of considerable new sales during the latter part of 2009 and 2010.

On July 28, 2005, EnerTeck Sub had entered into an Exclusive Reseller and Market Development Agreement (the “Custom Agreement”) with Custom, a subsidiary of Ingram Barge.  Under the Custom Agreement, EnerTeck Sub has appointed Custom, which provides dockside and midstream fueling from nine service locations in Louisiana, Kentucky, Illinois, West Virginia, Missouri and Iowa, as its exclusive reseller of EnerBurn and the related technology on the Western Rivers of the United States, meaning the Mississippi River, its tributaries, South Pass, and Southwest Pass, excluding the Intra Coastal Waterway.  The Agreement has an initial term of three years and renews automatically for successive one year terms but can be terminated upon 60 days prior written notice by either party.  Custom is not required to purchase a minimum volume of EnerBurn during the term of the Custom Agreement. Subsequent to the signing of the Custom Agreement, Custom obtained the regulatory approvals and installed the blending equipment necessary to facilitate its distribution of EnerBurn.  In February 2006, we delivered our first shipment of EnerBurn to Custom by delivering 4,840 gallons.  During most of 2006, Custom concentrated on completing the required infrastructural work to allow Custom to begin servicing the Ingram and other fleets.  This work was completed late in the second quarter of 2006 and treatment of the Ingram fleet was commenced.  Late in the second quarter, Custom placed a second order of 4,840 gallons.  However, Custom was unable to take delivery until late in the fourth quarter of 2006.  Sales to Custom, currently the Company’s largest customer have been slower than initially anticipated principally due to an equipment problems and delay in the completion of a principal Marine fueling facility for EnerBurn on the Mississippi River.  We believe that each of these problems has been addressed and have been corrected and are in the process of being tested.  We anticipate sales in this market will increase significantly during the latter part of 2009.

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

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $30,000 or 69.0% of sales for the three month period ended June 30, 2009, compared to $130,000 or 83.8% of sales for the three period ended June 30, 2008.  For the six months ended June 30, 2009, gross profit was $45,000 or 69.3% of sales as compared to $234,000 or 85.0% of sales for the six months ended June 30, 2008.  In terms of absolute dollars, the decrease for the three and six month periods is a direct reflection of the difference in sales volume for the two periods in 2009 compared to the comparable periods of 2008 .    It is expected that sales should increase significantly during the later part of 2009 and thereafter due to the recent completion of testing and the closing of sales with one of the major U.S. trucking companies.

Cost of goods sold was $14,000 and $20,000 for the three and six month periods ended June 30, 2009, which represented 31.0% and 30.8% of revenues, as compared to $25,000 and $41,000 for the three and six months ended June 30, 2008 which represented 16.2% and 15.0% of revenues.  Since its purchase in July 2006, we have owned the EnerBurn technology and associated assets.  Although our manufacturing is performed for us by an unrelated third party, we should continue to realize better gross margins due to the manufacturing our own product lines, compared to those we had achieved in the past when we purchased all of our products from an outside vendor.

           Costs and Expenses

Operating expenses were $609,000 for the three months and $911,000 for the six months ended June 30, 2009 as compared to $215,000 for the three months and $473,000 for the six months ended June 30, 2008.   A significant portion of such increase for the six month period of 2009 was due to the hiring of Mr. Gary Aman as our new president, $225,000 in non-cash consulting compensation for shares of common stock issued,  and the additional cost on testing for two large potential customers.  ..   Other operating expenses did not significantly change for the three and six months ended June 30, 2009 compared to June 30, 2008.

Other selling, general and administrative expenses increased to $150,000 for the three months and $234,000  for the six month ended June 30, 2009 from $100,000 and $195,000 for the prior year periods.  In addition, wages increased to $200,000 for the three months and $385,000 for the six months ended June 30, 2009 from $106,000  and $212,000 for the prior year periods, and depreciation decreased to $8,000 for the three months and $17,000 for the six months ended June 30, 2009 from $10,000 for the three months and $19,000 for the six months ended June 30, 2008.  Costs and expenses in all periods primarily consisted of wages, professional fees, rent expense, amortization expense and other selling, general and administrative expenses.

Other Income and Expenses for the three months ended June 30, 2009 were a negative $200 for the three months and $10,000 for the six months as compared to a negative $9,000 for the three months and negative $19,000 for the six months ended June 30, 2008.

Net Loss

We reported a net loss of $579,000 during the three months and $876,000 for the six months ended June 30, 2009, as compared to net losses of $94,000 for the three months and $258,000 for the six months ended June 30, 2008.   The additional loss was due to a combination of lower than anticipated sales volume for the period, combined with the increase in wages with the addition of our new president and for the $225,000 non cash compensation to a consultant.

We realized early in 2008 that a change in our marketing effort had to be made to allow us to grow.  Our ability to produce net income in the future will be dependent upon our ability to increase revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses. The success of our large new client demonstrations performed during the first quarter and second quarter of 2009 is critical to the future success of our business although there are no guarantees that these demonstrations will generate sales with these potential new clients.

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

At present, one customer, Custom, represents a majority of our sale revenues.  With Custom’s assistance, however, negotiations are currently underway with several other large customers in the same industry to expand this market.  The loss of Custom as a customer would adversely affect our business and we cannot provide any assurances that we could adequately replace the loss of this customer.  Sales revenues to Custom and its clients have been less to date than had originally been projected.  This has been due primarily to the equipment malfunction and delay in the completion of a principal Marine fueling facility as described above.  With our assistance, each of these problems has been addressed and have been corrected and are in the process of being tested.   It is expected that sales should show significant increases in the latter part of 2009 and into 2010.   It is also anticipated that other new customers coming on board during the latter part of 2009 and 2010 will lessen the impact of a loss of Custom, should that happen.

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

Our management has also determined that it is important to expand the market for the Company’s products to other industries and other countries.  During the first six months of 2009, we have focused our marketing effort on the trucking, heavy construction, offshore marine and rail industries.  We believed that it was vital to the long term viability of the Company to expand the market for EnerBurn to newer, larger markets.  Demonstrations of EnerBurn in each of the markets have either taken place or are in process.  During the second quarter of 2009,  we were notified of a commitment from  one of the nation’s largest trucking companies that the tests had been successful and that it would be going full fleet with the utilization of EnerBurn in its fleet.  However, to date, no sales have been made to this trucking company.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2009, we had working capital deficit of ($52,000) and stockholders’ equity of $1,705,000 compared to a working capital of $110,000 and stockholders’ equity of $2,210,000 on June 30, 2008.

On June 30, 2009, we had $753,000 in cash, total assets of $3,283,000 and total liabilities of $1,578,000, compared to $895,000 in cash, total assets of $4,194,000 and total liabilities of $1,983,000 on June 30, 2008.

The decrease in cash on hand on June 30, 2009, as compared to that of June 30, 2008, was primarily due to lower than anticipated sales for the period.

Cash available increased by $647,000 during the first six months of 2009 to a balance of $753,000 on June 30, 2009 as compared to $576,000 during the first six months of 2008 to a balance of $896,000.   Net cash used in operating activities was $532,000 for the six months ended June 30, 2009 compared to net cash used in operating activities of $115,000 for the six months ended June 30, 2008.   Such changes from period to period were primarily the result of a net loss of $876,000 for the six months ended June 30, 2009 compared to a net loss of $258,000 for the six months ended June 30, 2008, as well as changes from period to period in accounts receivable, inventory, prepaid expenses, accounts payable, accrued interest payable and accrued other expenses.

For the six months ended June 30, 2009, we had cash used in investing activities of $1,000 compared to cash provided by investing activities of $4,500 for the six months ended June 30, 2008.  Cash provided by financing activities was $1,180,000 for the six months ended June 30, 2009 from the sale of common stock and Shareholder advances.   This compares to $687,000 for the same period in 2008.

On July 13, 2006, we completed the acquisition of the EnerBurn formulas, technology and associated assets pursuant to an Asset Purchase Agreement executed as of the same date (the “EnerBurn Acquisition Agreement”) between the Company and the owner of Ruby Cat (the “Seller”).  Pursuant thereto, the Company acquired from the Seller all of its  rights with respect to the liquid diesel motor vehicle fuel additives known as EC5805A and EC5931A products (the “Products”) as well as its rights to certain intellectual property and technology associated with the Products (collectively, the “Purchased Assets”).  The purchase price for the Purchased Assets was $3.0 million, payable as follows: (i) $1.0 million paid on July 13, 2006 in cash, and (ii) the remaining $2.0 million evidenced by a promissory note (the “Note”) bearing interest each month at a rate of 4.0% per annum, compounded monthly, and which shall be paid in four annual payments of $500,000 plus accumulated interest to that date on each anniversary of the closing until the entire purchase price is paid in full.  In order to secure the debt represented by the Note, the Company executed and delivered to the Seller a Security Agreement in which the Company granted the Seller a first priority lien on the Purchased Assets.  The foregoing payments will draw significantly on future cash reserves.  This acquisition, however, allows us to manufacture our own on and off road versions of the EnerBurn product line and will allow for significant savings in the cost requirements of product sales from manufacturing.  The first payment of $500,000 was made in advance in May 2007.  An additional $500,000 due July 13, 2008 was also made in advance of the due date, on July 3, 2008.  Due to recent litigation commenced between the Company and the Seller, the Company has requested the court to grant it leave to pay the remaining installments under the EnerBurn Acquisition Agreement, including the installment due July 13, 2009, into the registry of the court pending adjudication of such matter.  The next and final payment to complete the purchase will be  due on July 13, 2010.

In the past, we have been able to finance our operations primarily from capital which has been raised.  To date, sales have not been adequate to finance our operations without investment capital.  Cash provided by financing activities was $1,178,000 for the six months ended June 30, 2009 primarily from the sale of a private placement of common stock. These funds were used primarily to fund the scheduled 2009 payment of $500,000 due on the purchase of the intellectual property.   This is compared to $687,000 obtained from financing activities during the six months ended June 30, 2008 from the sale of stock and the exercise of warrants, the majority of which was used for the payment on the intellectual property in 2008.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues we will require additional investment to satisfy our contemplated cash requirements for the next 12 months.  No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our costs and expenses over the next 12 months will be approximately $2.6 million, which includes the amount we will have to pay in 2009 on the Note and for the anticipated cost of inventory for late 2009 business.  Other than the Note Payable for the purchase of the intellectual property, we currently have no material commitments for capital requirements.  Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis.  As mentioned above, management acknowledges that sales revenues for 2008 and for year to date in 2009 have been considerably less than earlier anticipated.  This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy.   Management expects that sales should show significant increases in the later parts of 2009.  No assurances can be made that we will be able to obtain required financial on terms acceptable to us or at all.  Our contemplated cash requirements beyond 2009 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.  Management anticipates that sales should show significant increases during the latter part of 2009.

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

Inventory

Inventory consists of market ready EnerBurn plus raw materials required to manufacture the products. Inventory is valued at the lower of cost or market, using the average cost method. Also included in inventory are three large Hammonds EnerBurn doser systems amounting to $57,000, which will be transferred to marine or railroad customers during 2009 and 2010.   The Company’s remaining inventory was split on approximately a 60/40 basis between raw materials and finished goods at June 30, 2009.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts.  The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers.  As of June 30, 2009, there were no uncollectible accounts and no allowance has been provided.

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

Item 4T.   Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not currently a party to any pending material legal proceeding nor is it aware of any proceeding contemplated by any individual, company, entity or governmental authority involving the Company except as described below.

Based on information which has recently come to management’s attention that certain confidential and proprietary information has been disclosed to third parties in violation of the EnerBurn Acquisition Agreement, the Company filed a petition in April 2009 in Harris County, Texas, requesting that the court order Econalytic Systems, Inc. (“Econalytic”) and others to appear for pre-suit depositions.  Although such petition was opposed by Econalytic and others, the court granted the Company the right to conduct three depositions which have now been taken.

Econalytic filed suit in late April 2009 against the Company in the District Court, Boulder County, Colorado in which Econalytic is seeking a declaratory judgment which would permit it to sell certain technology which Econalytic claims it retained and is permitted to sell under the EnerBurn Acquisition Agreement.     In July 2009, the Company filed an answer and counterclaims against Econalytic in such action claiming breach of contract and misappropriation of trade secrets and seeking a declaratory judgment specifically interpreting and clarifying the Company’s rights under the EnerBurn Acquisition Agreement.   In addition, the Company filed a motion requesting the court grant the Company leave to pay the remaining installments under the EnerBurn Acquisition Agreement into the registry of the court pending adjudication of such matter.   The Company intends to take all legal action which may be necessary to protect its rights under the EnerBurn Acquisition Agreement. including defending this matter vigorously.

Item 1A. Risk Factors.

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

During the second quarter of 2009, we issued 1,600,000 shares of our common stock at $0.50 per share to five investors for total gross proceeds of $800,000 in a private placement offering to accredited investors only.   An additional $380,000 has been advanced towards this offering from four other investors during the second quarter of 2009.   These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 there under.

In May 2009, we issued 250,000 shares of common stock to Wakabayashi Fund, LLC (“Wakabayashi”) for consulting services to be rendered pursuant to a consulting agreement entered into in May 2009 between the Company and Wakabayashi.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

ENERTECK CORPORATION
(Registrant)

Dated: August 13, 2009	By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2009	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)