Form 10-Q
period 2009-09-30
ENERTECK CORP
filed 2009-11-13
CIK 1128353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
  Yes   ☐       No   ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 21,637,788 outstanding as of November 1, 2009.

PART I - FINANCIAL INFORMATION

ENERTECK CORPORATION

Index to Financial Information
Period Ended September 30, 2009

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Unaudited	Audited
	September 30, 2009	Dec. 31, 2008
ASSETS

Current assets
Cash	$132,172	$106,240
Inventory	175,883	161,019
Receivables – Trade	286,943	10,036
Receivables - Employee	1,500	100
Prepaid Expenses	29,375	11,584
Total current assets	$625,873	288,979

Intellectual Property	$2,175,302	2,175,302

Property and equipment, net of accumulated depreciation of $264,553 and $240,614, respectively	146,715	98,091
Total assets	$2,947,890	$2,562,372

LIAB. AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Notes Payable - Current Portion	$500,000	$500,000
Accounts payable	124,555	8,204
Shareholder Loans and Advances	230,000	0
Accrued Interest	7,161	20,001
Other Accrued liabilities	155,000	28,795
Total current liabilities	$1,016,716	$577,000

Long Term Liabilities
Notes Payable	$0	$500,000
Total Long Term Liabilities	$0	$500,000

Stockholders’ Equity (Deficit)
Common stock, $.001 par value, 100,000,000 shares authorized, 21,637,788 and 19,087,788 shares issued and outstanding, respectively	21,638	19,088
Additional paid-in capital	22,371,148	20,886,996
Accumulated deficit	(20,461,612)	(19,400,712)
Total stockholders’ equity	1,931,174	1,505,373

Total liabilities and stockholders’ equity (deficit)	$2,947,890	$2,562,372

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$294,195	$0	$359,255	$274,998
Cost of goods sold	31,546	0	51,570	41,125
Gross profit	$262,649	$0	$307,685	$233,873

General and Administrative Expenses:
Wages	$195,593	$102,500	$580,058	$314,748
Stock-based Compensation	60,764	0	336,702	47,074
Depreciation	11,394	9,565	28,255	28,697
Other Selling, Gen. & Admin. Exp.	173,462	83,019	407,082	277,644
Total Expenses	$441,213	$195,084	$1,352,097	$668,163

Operating loss	$(178,564)	$(195,084)	$(1,044,412)	$(434,290)

Interest Income	192	2,385	250	11,049
Other Income	2,327	0	12,315	3,388
Interest expense	(8,643)	(10,934)	(29,054)	(42,060)
Net Income (loss)	$(184,688)	$(203,633)	$(1,060,901)	(461,913)

Weighted average shares outstanding:	$(0.01)	$(0.01)	$(.05)	$(0.03)
Basic and diluted	21,219,310	18,296,390	19,915,993	18,003,109

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2009 (Unaudited)

	September 30,	September 30,
	2009	2008
Net (loss)	$(1,060,900)	$(461,913)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	28,255	28,697
Common Stock to Consultants	225,000	0
Warrants /Options Expense	111,702	47,074
Gain on sale of asset	(2,310)	0
Changes in operating assets and liabilities:
Accounts receivable	(276,907)	42,822
Inventory	(14,863)	(3,952)
Prepaid expenses and other	(17,791)	(12,813)
Accounts payable	45,682	1,549
Accrued Interest payable	(12,839)	(28,305)
Accrued Liabilities	126,203	(1,771)
NET CASH USED IN OPERATING ACTIVITIES	(848,768)	$(388,612)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(11,000)	$0
Proceeds from sale of assets	7,100	0
Employee advances	(1,400)	$4,483
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(5,300)	$4,483

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder Advances	$130,000	$0
Sale of Common Stock	1,150,000	560,068
Exercise of warrants	0	333,800
Proceeds of Notes Payable	100,000	98,818
Payment on Intellectual Property	(500,000)	(500,000)
CASH PROVIDED BY FINANCING ACTIVITIES	$880,000	$492,686

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$25,932	$108,557
Cash and cash equivalents, beginning of Quarter	106,240	319,126
Cash and cash equivalents, end of Quarter	$132,172	$427,683
Cash paid for:
Income tax	$0	$0
Interest	$41,882	$70,365

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

NOTE 4 - STOCK-BASED COMPENSATION

 EnerTeck follows the provisions of FASB Accounting Standards Codification (“FASB ASC”), FASB ASC 718, Compensation – Stock Compensation, to account for expense associated with stock options and other forms of equity compensation.

EnerTeck granted 64,200 stock options to employees during the three months ended March 31, 2008 under the Enerteck Corporation 2003 Stock Option Plan.    These options were divided based upon current compensation levels to all current salaried employees.   As part of his employment contract, on March 27, 2009, Mr. Gary Aman was granted 200,000 non-statutory stock options, 100,000 of which were fully vested at the end of the third quarter of 2009; the remainder shall become 100% vested on January 1, 2010 and shall expire March 27, 2014.

In May 2009, the Company issued 250,000 shares of common stock to Wakabayashi Fund, LLC (“Wakabayashi”) for consulting services to be rendered pursuant to a consulting agreement entered into in May 2009 between the Company and Wakabayashi.  Such shares were valued at the closing price of Company stock at the date of issuance and an expense of $225,000 was recorded.

In July 2009, the Company granted 64,200 additional stock options to employees under the EnerTeck Corporation 2003 Stock Option Plan.  These options were divided based upon current compensation levels to all current salaried employees. We estimated the fair value of the options on the date of grant using the Black-Scholes Model and the fair value of $35,295 was charged to operations in the third quarter of 2009.  We applied the following assumptions:
Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding based on the historical experience of our employees. We used an expected term of 5 years.
Expected Volatility: The volatility factor used in the assumptions is based on the historical price of our stock over the most recent period commensurate with the expected term of the stock option award. We used an expected volatility of 312.51%.
Expected Dividend Yield: We do not intend to pay dividends on common stock for the foreseeable future. Accordingly, we used a dividend yield of zero in the assumptions

NOTE 5 - EXERCISE OF WARRANTS

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

During the second quarter of 2009, we issued 1,600,000 shares of our common stock at $0.50 per share to investors for total gross proceeds of $800,000 in a private placement offering to accredited investors only.   An additional 700,000 shares, at $0.50 per share, were issued in the third quarter of 2009 to three other investors in connection with $350,000 which had been advanced by such investors in the prior quarter.   An additional $30,000 has been advanced towards this offering from one other investor who advanced funds for this offering during the second quarter of 2009.

NOTE 7 – SHAREHOLDER LOANS AND ADVANCES

During the third quarter of 2009 the Company received a $100,000 loan and a $100,000 advance from two shareholders.  The terms of the loan require the Company to pay to the shareholder the sum of $100,000 with interest starting July 7, 2009, on the unpaid principal at the rate of 12.0% annum.  The unpaid principal and accrued interest shall be payable in full on any future date on which the shareholder demands repayment (the “Due Date”).  Another shareholder advanced the company $100,000 that could be used toward future private offerings. This advance is due on demand and does not bear interest.

Note 8 — RECENTLY ISSUE AUTHORITATIVE ACCOUNTING GUIDANCE

In June 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (Codification) as the source of authoritative U. S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Codification became effective for the period ended September 30, 2009 and did not have a significant impact on the Company’s financial statements.

Note 9 — SUBSEQUENT EVENTS

In May 2009, the FASB issued new authoritative guidance for subsequent events. Such authoritative guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Adoption of this authoritative position did not have a material impact on the Company’s condensed consolidated financial statements.  The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was November 9, 2009.

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

RESULTS OF OPERATIONS

Revenues

We recorded $294,000 sales revenues for the three months and $359,000 for the nine months ended September 30, 2009, compared to sales revenues of $0 and $275,000, in the same periods of 2008.   The increase in revenues for the first nine months of 2009 compared to the prior year period was primarily due to new business generated from companies looking for cost saving opportunities in response to the drastic slow down in the economy.  The equipment problems with the chemical delivery infrastructure on the Mississippi River discovered during 2008 have been investigated and corrected. These equipment upgrades allow for a much higher use rate of EnerBurn on the Mississippi River.   We are in the process of testing this equipment which will allow us to expand that market during the coming year.  This will hopefully result in an increase in sales in the future as the economy recovers.    In addition, as the economy improves, this business should increase back to or greater than prior levels during the latter part of 2009 and into 2010.

We also determined that for the future growth of the EnerBurn market it is necessary to restructure our marketing force and make a concerted effort to expand into larger U.S. and international markets.    We believe our initial efforts in this area have been successful as illustrated by a large initial sale of product into Australia during 2009.  Effective January 1, 2009, the marketing effort for the Company changed with the addition of a new executive officer (who has been and remains a director), a change in marketing personnel and a new focus on marketing strategy.  During the second quarter of 2009,  we were notified of a commitment from  one of the nation’s largest trucking companies that the tests had been successful and that it would be going full fleet with the utilization of EnerBurn in its fleet.  Testing is currently underway  with this trucking company. We are also working on the opening of other new markets both within the U.S. and internationally and anticipate the generation of considerable new sales during 2010.

On July 28, 2005, EnerTeck Sub had entered into an Exclusive Reseller and Market Development Agreement (the “Custom Agreement”) with Custom, a subsidiary of Ingram Barge.  Under the Custom Agreement, EnerTeck Sub has appointed Custom, which provides dockside and midstream fueling from nine service locations in Louisiana, Kentucky, Illinois, West Virginia, Missouri and Iowa, as its exclusive reseller of EnerBurn and the related technology on the Western Rivers of the United States, meaning the Mississippi River, its tributaries, South Pass, and Southwest Pass, excluding the Intra Coastal Waterway.  The Agreement has an initial term of three years and renews automatically for successive one year terms but can be terminated upon 60 days prior written notice by either party.  Custom is not required to purchase a minimum volume of EnerBurn during the term of the Custom Agreement. Subsequent to the signing of the Custom Agreement, Custom obtained the regulatory approvals and installed the blending equipment necessary to facilitate its distribution of EnerBurn.  In February 2006, we delivered our first shipment of EnerBurn to Custom by delivering 4,840 gallons.  During most of 2006, Custom concentrated on completing the required infrastructural work to allow Custom to begin servicing the Ingram and other fleets.  This work was completed late in the second quarter of 2006 and treatment of the Ingram fleet was commenced.  Late in the second quarter, Custom placed a second order of 4,840 gallons.  However, Custom was unable to take delivery until late in the fourth quarter of 2006.  Sales to Custom, currently the Company’s largest customer have been slower than initially anticipated principally due to an equipment problems and delay in the completion of a principal Marine fueling facility for EnerBurn on the Mississippi River.  We believe that each of these problems has been addressed and have been corrected and are in the process of being tested.  We anticipate sales in this market will increase significantly during the latter part of 2009 and into 2010.

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

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $263,000 or 89.2% of sales for the three month period ended September 30, 2009, compared to $0 of sales for the three month period ended September 30, 2008.  For the nine months ended September 30, 2009, gross profit was $308,000 or 85.7% of sales as compared to $234,000 or 85.0% of sales for the nine months ended September 30, 2008.  In terms of absolute dollars, the increase for the three and nine month periods is a direct reflection of the difference in sales volume for the two periods in 2009 compared to the comparable periods of 2008 .    It is expected that sales should increase significantly during 2010 and thereafter due to the recent completion of testing and the closing of sales with one of the major U.S. trucking companies.

Cost of goods sold was $32,000 and $52,000 for the three and nine month periods ended September 30, 2009, which represented 10.8% and 14.3% of revenues, as compared to $0 and $41,000 for the three and nine months ended September 30, 2008 which represented 0.0% and 15.0% of revenues.  Since its purchase in July 2006, we have owned the EnerBurn technology and associated assets.  Although our manufacturing is performed for us by an unrelated third party, we should continue to realize better gross margins due to the manufacturing our own product lines, compared to those we had achieved in the past when we purchased all of our products from an outside vendor.

Costs and Expenses

Operating expenses were $441,000 for the three months and $1,352,000 for the nine months ended September 30, 2009 as compared to $195,000 for the three months and $668,000 for the nine months ended September 30, 2008.   A significant portion of such increase for the nine month period of 2009 was due to the hiring of Mr. Gary Aman as our new president, $337,000 in non-cash consulting compensation for shares of common stock and options issued, and the additional cost on testing for three extremely large potential customers.   Other operating expenses did not significantly change for the three and nine months ended September 30, 2009 compared to September 30, 2008.

Other selling, general and administrative expenses increased to $173,000 for the three months and $407,000 for the nine months ended September 30, 2009 from $83,000 and $278,000 for the prior year periods.  In addition, wages increased to $196,000 for the three months and $580,000 for the nine months ended September 30, 2009 from $103,000 and $315,000 for the prior year periods, and depreciation increased to $11,000 for the three months and $28,000 for the nine months ended September 30, 2009 from $10,000 for the three months and $29,000 for the nine months ended September 30, 2008.  Costs and expenses in all periods primarily consisted of wages, professional fees, rent expense, amortization expense and other selling, general and administrative expenses.

Other Income and Expenses for the three months ended September 30, 2009 were a negative $6,000 for the three months and $16,000 for the nine months as compared to a negative $9,000 for the three months and negative $28,000 for the nine months ended September 30, 2008.

Net Loss

We reported a net loss of $185,000 during the three months and $1,061,000 for the nine months ended September 30, 2009, as compared to net losses of $204,000 for the three months and $462,000 for the nine months ended September 30, 2008.   The additional loss was due to a combination of lower than anticipated sales volume for the period, combined with the increase in wages with the addition of our new president and for the $337,000 non cash compensation to consultants and employees.

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

At present, one customer, Custom, represents a majority of our sale revenues.  With Custom’s assistance, however, negotiations are currently underway with several other large customers in the same industry to expand this market.  The loss of Custom as a customer would adversely affect our business and we cannot provide any assurances that we could adequately replace the loss of this customer.  Sales revenues to Custom and its clients have been less to date than had originally been projected.  This has been due primarily to the equipment malfunction and delay in the completion of a principal Marine fueling facility as described above.  With our assistance, each of these problems has been addressed and have been corrected and are in the process of being tested.   It is expected that sales should continue to show significant increases in the latter part of 2009 and into 2010.   It is also anticipated that other new customers coming on board during the latter part of 2009 and 2010 will lessen the impact of a loss of Custom, should that happen.

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

Our management has also determined that it is important to expand the market for the Company’s products to other industries and other countries.  During the first nine months of 2009, we have focused our marketing effort on the trucking, heavy construction, offshore marine and rail industries.  We believed that it was vital to the long term viability of the Company to expand the market for EnerBurn to newer, larger markets.  Demonstrations of EnerBurn in each of the markets have either taken place or are in process.  During the second quarter of 2009,  we were notified of a commitment from  one of the nation’s largest trucking companies that the tests had been successful and that it would be going full fleet with the utilization of EnerBurn in its fleet.  However, to date, no sales have been made to this trucking company other than for the amounts required for additional testing.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2009, we had working capital deficit of $391,000 and stockholders’ equity of $1,931,000 compared to a working capital deficit of $24,000 and stockholders’ equity of $2,567,000 on September 30, 2008.

On September 30, 2009, we had $132,000 in cash, total assets of $2,947,000 and total liabilities of $1,016,000, compared to $428,000 in cash, total assets of $3,710,000 and total liabilities of $1,143,000 on September 30, 2008.

The decrease in cash on hand on September 30, 2009, as compared to that of September 30, 2008, was primarily due to lower than anticipated sales for the period.

Cash available increased by $26,000 during the first nine months of 2009 to a balance of $132,000 on September 30, 2009 as compared to $109,000 during the first nine months of 2008 to a balance of $428,000.   Net cash used in operating activities was $849,000 for the nine months ended September 30, 2009 compared to net cash used in operating activities of $389,000 for the nine months ended September 30, 2008.   Such changes from period to period were primarily the result of a net loss of $1,061,000 for the nine months ended September 30, 2009 compared to a net loss of $462,000 for the nine months ended September 30, 2008, as well as changes from period to period in accounts receivable, inventory, prepaid expenses, accounts payable, accrued interest payable and accrued other expenses.

For the nine months ended September 30, 2009, we had cash used in investing activities of $5,300 primarily from the purchase of assets compared to cash provided by investing activities of $4,000 for the nine months ended September 30, 2008 from employee advances.  Cash provided by financing activities was $880,000 for the nine months ended September 30, 2009 primarily from the sale of common stock of $1,150,000, shareholder advances of $130,000 and proceeds from a shareholder note payable of $100,000, offset by the $500,000 payment on the intellectual property.   This compares to $493,000 from financing activities for the same period in 2008 primarily from $334,000 received from the exercise of warrants, and $560,000 received from private stock placement, offset by $500,000 paid on the intellectual property in 2008.

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

In the past, we have been able to finance our operations primarily from capital which has been raised.  To date, sales have not been adequate to finance our operations without investment capital.  Cash provided by financing activities was $1,380,000 for the nine months ended September 30, 2009 primarily from the sale of a private placement of common stock. These funds were used primarily to fund the scheduled 2009 payment of $500,000 due on the purchase of the intellectual property.   This is compared to $993,000 obtained from financing activities during the nine months ended September 30, 2008 from the sale of stock and the exercise of warrants, the majority of which was used for the payment on the intellectual property in 2008.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues we will require additional investment to satisfy our contemplated cash requirements for the next 12 months.  No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our costs and expenses over the next 12 months will be approximately $2.6 million, which includes the amount we will have to pay in 2009 on the Note and for the anticipated cost of inventory for late 2009 business.  Other than the Note Payable for the purchase of the intellectual property, we currently have no material commitments for capital requirements.  Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis.  As mentioned above, management acknowledges that sales revenues for 2008 and for year to date in 2009 have been considerably less than earlier anticipated.  This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy.   Management expects that sales should show significant increases in the later parts of 2009.  No assurances can be made that we will be able to obtain required financial on terms acceptable to us or at all.  Our contemplated cash requirements beyond 2009 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.  Management anticipates that sales should show significant increases during the latter part of 2009 and into 2010.

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

Inventory

Inventory consists of market ready EnerBurn plus raw materials required to manufacture the products. Inventory is valued at the lower of cost or market, using the average cost method. Also included in inventory are three large Hammonds EnerBurn doser systems amounting to $57,000, which will be transferred to marine or railroad customers during 2009 and 2010.   The Company’s remaining inventory was split on approximately a 60/40 basis between raw materials and finished goods at September 30, 2009.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts.  The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers.  As of September 30, 2009, there were no uncollectible accounts and no allowance has been provided.

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

Intangible Assets

Intellectual property and other intangibles are recorded at cost.  The Company has determined that its intellectual property has an indefinite life because there is no legal, regulatory, contractual, competitive, economic or other factor to limits its useful life, and therefore will not be amortized.  For other intangibles, amortization would be computed on the straight-line method over the identifiable lives of the assets.  The Company follows the provisions of FASB Accounting Standards Codification (“FASB ASC”), FASB ASC 350, Intangibles - Goodwill and Other.  Specifically, the FASB ASC addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The FASB ASC requires the Company to evaluate its intellectual property each reporting period to determine whether events and circumstances continue to support an indefinite life.  In addition, the Company will test its intellectual property for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The FASB ASC requires intangible assets with finite lives to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value.  The Company tested its intangible assets for impairment as of December 31, 2008.  As a result of an independent examination based on sales for the years ended December 31, 2008 and 2007, an impairment of the asset in the amount of $825,000 was required to be recorded  which management believes is a reflection of problems with the marketing plan.   As such, significant changes were made to the plan and personnel effective January 1, 2009 that will hopefully remedy the situation in the future.

Revenue Recognition

The Company follows the provisions of FASB Accounting Standards Codification (“FASB ASC”), FASB ASC 605, Revenue Recognition and recognizes revenues when evidence of a completed transaction and customer acceptance exists, and when title passes, if applicable. Revenues from sales are recognized at the point when a customer order has been shipped and invoiced.

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

Stock Options and Warrants

The Company follows the provisions of FASB Accounting Standards Codification (“FASB ASC”), FASB ASC 718, Compensation – Stock Compensation, to account for expense associated with stock options and other forms of equity compensation

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T.	Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Econalytic filed suit in late April 2009 against the Company in the District Court, Boulder County, Colorado in which Econalytic is seeking a declaratory judgment which would permit it to sell certain technology which Econalytic claims it retained and is permitted to sell under the EnerBurn Acquisition Agreement.  In July 2009, the Company filed an answer and counterclaims against Econalytic in such action claiming breach of contract and misappropriation of trade secrets and seeking a declaratory judgment specifically interpreting and clarifying the Company’s rights under the EnerBurn Acquisition Agreement.  On August 14, 2009, the Company removed the state court lawsuit pending in District Court in Boulder, Colorado to the United States District Court in Denver, Colorado.  In addition, the Company filed a motion requesting the court grant the Company leave to pay the remaining installments under the EnerBurn Acquisition Agreement into the registry of the court pending adjudication of such matter.   The Company intends to take all legal action which may be necessary to protect its rights under the EnerBurn Acquisition Agreement, including prosecuting and defending this matter vigorously.

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

During the second quarter of 2009, we issued 1,600,000 shares of our common stock at $0.50 per share to five investors for total gross proceeds of $800,000 in a private placement offering to accredited investors only.   During the third quarter of 2009, we issued an additional 700,000 shares of our common stock to three other investors in this offering for additional proceeds of $350,000 which had been advanced towards this offering during the second quarter of 2009.   An additional $30,000 has been advanced towards this offering from another investor during the second quarter of 2009.  These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 there under.

In May 2009, we issued 250,000 shares of common stock to Wakabayashi Fund, LLC (“Wakabayashi”) for consulting services to be rendered pursuant to a consulting agreement entered into in May 2009 between the Company and Wakabayashi.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the third quarter of 2009, options to acquire 64,200 shares were issued under our 2003 Option Plan to five employees which options are immediately exercisable.  These options have an exercise price of $0.55 per share and expire in five years from their issue date.

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

ENERTECK CORPORATION
(Registrant)

Dated: November 13, 2009	By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2009	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)