Form 10-K
period 2009-12-31
ENERTECK CORP
filed 2010-03-31
CIK 1128353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2009

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
Yes ☐         No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (12,005,134 shares) as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9,004,000.  The number of shares outstanding of the Common Stock ($.001 par value) of the registrant as of the close of business on March 8, 2010 was 21,637,788.

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

Primarily as a result of our relationship with Custom, we had product sales of $396,000 in 2007 and $282,000 in 2008.  During 2009, however, Custom represented 0.0% of the Company’s sales. Custom has again ordered in early 2010, and we still believe will be a significant part of our business.  However, we are hopeful that as other customer testing in completed in other industries, Custom’s impact on our business will lessen.  Nevertheless, at the present time, the business generated by Custom materially impacts our operating results.

Sales revenues for 2009 were considerably less than earlier anticipated primarily due to certain unforeseen events first occurring during 2007 and were still being addressed for much of 2008, 2009 and extending into 2010: (i) an equipment malfunction on the Mississippi River that apparently started early in 2007, which went undetected by the vendor for an extended period of time, causing a severe reduction of fuel dosage of its fleet, (ii) a delay of over a year in the completion of one of the principal Marine fueling facilities for EnerBurn on the Mississippi River from the original date projected until February 2008 which also delayed the shipment and required the reclassification of a material sale from 2007 to 2008, and (iii) a delay of more than two years by  major vendors in the completion of final development, testing and availability of on-truck dosing units required for use by most trucks operating in the trucking industry, until late 2009.  Original versions of this equipment proved faulty, leading to significant additional testing and modification requirements.   As a result, the Company located a second firm to supply another design which can also handle the function for the trucking industry.  With our assistance, most of these problems have been addressed and have been either corrected or are close to being corrected.  In addition, during 2009 the significant downturn in the economy adversely affected our customers in most industries and precluded them in many cases from moving forward with testing and installation of injection equipment for the utilization of our products.   We now believe that if not for the occurrence of these events, we may have been able to achieve significant sales in 2009.  It is expected that sales should show significant increases throughout 2010, despite the problems with the economy.

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

On July 13, 2006, we completed the acquisition of the EnerBurn formulas, technology and associated assets pursuant to an Asset Purchase Agreement executed as of the same date (the “EnerBurn Acquisition Agreement”) between the Company and the owner of Ruby Cat (the “Seller”).  Pursuant thereto, the Company acquired from the Seller all of its  rights with respect to the liquid diesel motor vehicle fuel additives known as EC5805A and EC5931A products (the “Products”) as well as its rights to certain intellectual property and technology associated with the Products (collectively, the “Purchased Assets”).  The purchase price for the Purchased Assets was $3.0 million, payable as follows: (i) $1.0 million paid on July 13, 2006 in cash, and (ii) the remaining $2.0 million evidenced by a promissory note (the “Note”) bearing interest each month at a rate of 4.0% per annum, compounded monthly, and which is to be paid in four annual payments of $500,000 plus accumulated interest to that date on each anniversary of the closing until the entire purchase price is paid in full.  In order to secure the debt represented by the Note, the Company executed and delivered to the Seller a Security Agreement in which the Company granted the Seller a first priority lien on the Purchased Assets.  The first payment of $500,000 was made in advance in May 2007.  An additional $500,000 due July 13, 2008 was also made in advance of the due date, on July 3, 2008.  Due to recent litigation commenced between the Company and the Seller, the Company has requested the court to grant it leave to pay the remaining installments under the EnerBurn Acquisition Agreement, including the installment due July 13, 2009, into the registry of the court pending adjudication of such matter.  The court granted the request and the Company paid $500,000 plus accrued interest into the registry on July 13, 2009.  The next and final payment to complete the purchase will be due on July 13, 2010.

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

Manufacturing

The acquisition of the EnerBurn formulas, technology and associated assets has provided us the ability to transform our business from a sales organization to a fully integrated manufacturer and distributor of EnerBurn.  The manufacturing of our EnerBurn product has been undertaken for the past three years pursuant to a Manufacturing and Supply Agreement entered into on August 18, 2006 with Independent Contract Packaging, Inc., a Texas corporation located in Cut and Shoot, Texas (“ICP”).  Pursuant to the agreement, ICP was appointed as our non-exclusive manufacturer, blender and packager of our EnerBurn product for a term of three years which  ended in 2009.  We have subsequently moved our principal manufacturing operation to Magna Blend of Waxahachie, Texas, with a second company, J. T. Enterprises of Tyler, Texas as our backup manufacturing facility.  We have agreed to supply certain tanks and related equipment and raw materials to be used by J. T. Enterprise to manufacture, blend and package the EnerBurn product, and both Magna Blend and J. T. Enterprises have agreed to provide their manufacturing, blending and packaging services on a commercially reasonably prompt basis according to the specifications received from and required by us.  For such services, we have agreed to pay each its fees pursuant to an agreed upon fee schedule.

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

Business and Financial Risks

THE ONGOING ECONOMIC SLOWDOWN MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS AND FINANCIAL CONDITION THAT WE CURRENTLY CANNOT PREDICT. The ongoing global economic slowdown has caused disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, and declining consumer and business confidence.  While the ultimate outcome of these events cannot be predicted, they could materially adversely affect our business and financial condition. For example, the consequences of the economic crisis could result in interruptions or delays in our suppliers’ or customers’ performance of any contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers.  We may also find it more costly or difficult to obtain financing to fund operations, or to refinance our debt in the future.  There can be no assurance that we will be able to raise additional capital or debt when necessary or desirable.  Any of these events may materially adversely affect our business.

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE AND WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES AND OUR FINANCIAL RESULTS.   For the years ended December 31, 2009 and 2008, we generated revenues of $404,000 and $282,000, respectively, and incurred net losses of $2,054,000 and $1,524,000, respectively.  Continued failure to increase our revenues significantly will harm our business.   Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.   If our revenues grow more slowly than we anticipate, our gross margins fail to maintain its current improvement, or our operating expenses exceed our expectations, our operating results will suffer.  If we are unable to sell our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.

WE FACED CERTAIN RISKS AND CHALLENGES AS A COMPANY WITH A LIMITED OPERATING HISTORY. We acquired EnerTeck Sub on January 9, 2003 which company was only formed in November 2000 and, therefore, has a limited operating history. As a result, we are subject to all the risks and challenges associated with the operation of a enterprise with a limited operating history, including inexperience, lack of a track record, difficulty in entering the targeted market place, competition from more established businesses with greater financial resources and experience, an inability to attract and retain qualified personnel (including, most importantly, sales and marketing personnel) and a need for additional capital to finance our marketing efforts and intended growth.  In addition, we cannot rely upon historical results in order to anticipate and timely adapt to increases or decreases in sales, revenues or expenses.  We cannot assure you that we will be successful in overcoming these and other risks and challenges that we face as an enterprise with a limited operating history.

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

OUR OPERATING RESULTS ARE STILL MATERIALLY IMPACTED BY ONE CUSTOMER.  In the past, we had one customer, Custom Fuel Services Inc. (“Custom”), which represented the majority of the Company’s revenues.  During 2009, Custom represented 0.0% of the Company’s sales as compared to 83.3% of the Company’s sales revenues for the year ended December 31, 2008.  We believe Custom suffered from the weakened economy although it is currently testing the Company’s principal product line on additional segments of its business.  Custom has again ordered in early 2010, and we still believe will be a significant part of our business.  However, we are hopeful that as other customer testing in completed in other industries, Custom’s impact on our business will lessen.  Nevertheless, at the present time, the business generated by Custom materially impacts our operating results.

WE ARE RELIANT UPON THIRD-PARTY MANUFACTURERS FOR OUR PRODUCTS; ANY PROBLEMS THEY ENCOUNTER WILL DETRIMENTALLY IMPACT OUR BUSINESS.  The manufacturing of our EnerBurn products has been undertaken for the past three years pursuant to a Manufacturing and Supply Agreement entered into on August 18, 2006 with Independent Contract Packaging, Inc., a Texas corporation located in Cut and Shoot, Texas (“ICP”).  Pursuant to the agreement, ICP was appointed as our non-exclusive manufacturer, blender and packager of our EnerBurn product for a term of three years which term expired in 2009.  We have subsequently moved our principal manufacturing operation to Magna Blend of Waxahachie, Texas, with a second company, J. T. Enterprises of Tyler, Texas as our backup manufacturing facility.  We have agreed to supply certain tanks and related equipment and raw materials to be used by J. T. Enterprise to manufacture, blend and package the EnerBurn product, and both Magna Blend and J. T. Enterprises have agreed to provide their manufacturing, blending and packaging services on a commercially reasonably prompt basis according to the specifications received from and required by us.  No assurance can be made, however, that such manufacturers will be reliable in meeting delivery schedules.  In addition, such manufacturers may experience their own financial difficulties or provide products of inadequate quality.  Furthermore, in the event we need to secure other manufacturers, there can be no assurance that we will be able to secure such arrangements on terms acceptable to the Company. Any problems with our third-party manufacturers can be expected to have a material adverse effect on our financial condition, business, results of operations and continued growth prospects.

THE PAYMENTS DUE TO THE SELLER OF THE ENERBURN TECHNOLOGY HAVE DRAWN SIGNIFICANTLY ON OUR CASH; UNCERTAINTY OF OUTCOME OF LITIGATION COMMENCED BY SELLER AGAINST COMPANY.  On July 13, 2006, we completed the acquisition of the EnerBurn formulas, technology and associated assets pursuant to an Asset Purchase Agreement executed as of the same date (the “EnerBurn Acquisition Agreement”) between the Company and the owner of Ruby Cat (the “Seller”).  Pursuant thereto, the Company acquired from the Seller all of its  rights with respect to the liquid diesel motor vehicle fuel additives known as EC5805A and EC5931A products (the “Products”) as well as its rights to certain intellectual property and technology associated with the Products (collectively, the “Purchased Assets”).  The purchase price for the Purchased Assets was $3.0 million, payable as follows: (i) $1.0 million paid on July 13, 2006 in cash, and (ii) the remaining $2.0 million evidenced by a promissory note (the “Note”) bearing interest each month at a rate of 4.0% per annum, compounded monthly, and which shall be paid in four annual payments of $500,000 plus accumulated interest to that date on each anniversary of the closing until the entire purchase price is paid in full.  In order to secure the debt represented by the Note, the Company executed and delivered to the Seller a Security Agreement in which the Company granted the Seller a first priority lien on the Purchased Assets.  The foregoing payments have drawn and will continue to draw significantly on our cash position until the Note is paid in full.  The first payment of $500,000 was made in advance in May 2007.  An additional $500,000 due July 13, 2008 was also made in advance of the due date, on July 3, 2008.  However, due to litigation commenced in 2009 between the Company and the Seller, the Company requested the court to grant it leave to pay the remaining installments under the EnerBurn Acquisition Agreement, including the installment due July 13, 2009, into the registry of the court pending adjudication of such matter.  The court granted the request and the Company paid $500,000 plus accrued interest into the registry on July 13, 2009.   The next and final payment to complete the purchase will be due on July 13, 2010.  If we are unable to make such payment obligations, the Seller could foreclose on its lien on the Purchase Assets or take other action, all of which would likely have a material adverse effect on our business.   In addition, in the litigation commenced in 2009 between the parties, the Seller is seeking a declaratory judgment which would permit it to sell certain technology which it claims it retained and is permitted to sell under the EnerBurn Acquisition Agreement.  The Company is claiming breach of contract and misappropriation of trade secrets and seeking a declaratory judgment specifically interpreting and clarifying the Company’s rights under the EnerBurn Acquisition Agreement.  No assurance can be made such litigation will result in a favorable outcome to the Company.  Any unfavorable outcome is likely to have a materially adverse effect on our business.

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

Risks Related To Our Common Stock

WE HAVE ISSUED A SUBSTANTIAL NUMBER OF WARRANTS TO PURCHASE OUR COMMON STOCK WHICH WILL RESULT IN SUBSTANTIAL DILUTION TO THE OWNERSHIP INTERESTS OF OUR EXISTING SHAREHOLDERS. As of December 31, 2009, we had 21,637,788 shares of common stock outstanding. Up to an additional 2,540,047.5 shares are issuable upon the exercise of the warrants currently outstanding and up to 328,400 shares are issuable upon exercise of options currently outstanding.  The exercise of all of these warrants and options will substantially dilute the ownership interests of our existing shareholders.

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

Item 2. Properties.

We do not own any real estate.  We lease approximately 2,722 square feet of space for our executive offices at 10701 Corporate Drive, Suite No. 150, Stafford, Texas.  Such lease, which commenced on February 1, 2001, had an original term of three years and has been extended to May 30, 2011.  Rent expense for the years ended December 31, 2009 and December 31, 2008 totaled approximately $50,398 and $48,075, respectively.   Management believes that the current facility is adequate for the foreseeable future.

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

Econalytic filed suit in late April 2009 against the Company in the District Court, Boulder County, Colorado in which Econalytic is seeking a declaratory judgment which would permit it to sell certain technology which Econalytic claims it retained and is permitted to sell under the EnerBurn Acquisition Agreement.     In July 2009, the Company filed an answer and counterclaims against Econalytic in such action claiming breach of contract and misappropriation of trade secrets and seeking a declaratory judgment specifically interpreting and clarifying the Company’s rights under the EnerBurn Acquisition Agreement.  On August 14, 2009, the Company removed the state court lawsuit pending in District Court in Boulder, Colorado to the United States District Court in Denver, Colorado.  In addition, the Company filed a motion requesting the court grant the Company leave to pay the remaining installments under the EnerBurn Acquisition Agreement into the registry of the court pending adjudication of such matter; which leave was granted.   Discovery in this action is ongoing and is not scheduled to be completed until the end of May 2010.  The Company intends to take all legal action which may be necessary to protect its rights under the EnerBurn Acquisition Agreement, including prosecuting and defending this matter vigorously.

Item 4. Reserved.

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

Year ended December 31, 2008:	High	Low

Jan. 1, 2008 to March 31, 2008	$1.10	$0.75
April l, 2008 to June 30, 2008	$1.05	$0.55
July 1, 2008 to Sept. 30, 2008	$0.94	$0.38
Oct. 1, 2008 to Dec. 31, 2008	$0.99	$0.13

Year ended December 31, 2009:	High	Low

Jan. 1, 2008 to March 31, 2009	$0.60	$0.30
April l, 2008 to June 30, 2009	$0.93	$0.36
July 1, 2008 to Sept. 30, 2009	$0.85	$0.22
Oct. 1, 2008 to Dec. 31, 2009	$0.67	$0.21

Holders

As of December 31, 2009, there were approximately 920 stockholders of record of the Company’s Common Stock.  This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal year ended December 31, 2009 that were not registered under the Securities Act of 1933, as amended:

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

Recent Stock Option Grants

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation
plans approved by security holders	328,400	(1)	$0.87	671,600	(1)
Equity compensation
plans not approved by security holders	2,540,047.5	(2)	$1.68	N/A
Total	2,868,447.5		$1.58	671,600

(1)	Represents shares underlying the 2003 Employee Stock Option Plan.

(2)	Represents shares underlying the individual grant of warrants.

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

Results of Operations

Revenues

We recognized revenues of $404,000 for the year ended December 31, 2009, compared to revenues of $282,000 for the year ended December 31, 2008, with $0 returned products in 2009 compared to $14,000 in 2008, an increase in revenues of $122,000 or 43.3%.  The primary source of revenue for the years ended December 31, 2009 and 2008 is from the sale of EnerBurn to the railroad, heavy construction and maritime industries.  The price levels of product sold in 2009 was relatively comparable to pricing in 2008.  This increase in revenues can be traced primarily to new customers, which began purchasing late in 2009 as a result of successful testing and of a renewed marketing effort on the part of our marketing staff and distributors.   As testing is completed with other large potential new customers and in new areas with existing customers, more sales should occur.  It is expected that sales should show significant increases throughout 2010.

On July 28, 2005, EnerTeck Sub had entered into an Exclusive Reseller and Market Development Agreement (the “Custom Agreement”) with Custom, a subsidiary of Ingram Barge.  Under the Custom Agreement, EnerTeck Sub has appointed Custom, which provides dockside and midstream fueling from nine service locations in Louisiana, Kentucky, Illinois, West Virginia, Missouri and Iowa, as its exclusive reseller of EnerBurn and the related technology on the Western Rivers of the United States, meaning the Mississippi River, its tributaries, South Pass, and Southwest Pass, excluding the Intra Coastal Waterway.  The Agreement has an initial term of three years and renews automatically for successive one year terms but can be terminated upon 60 days prior written notice by either party.  Custom is not required to purchase a minimum volume of EnerBurn during the term of the Custom Agreement. Subsequent to the signing of the Custom Agreement, Custom obtained the regulatory approvals and installed the blending equipment necessary to facilitate its distribution of EnerBurn.  In February 2006, we delivered our first shipment of EnerBurn to Custom by delivering 4,840 gallons.  During most of 2006, Custom concentrated on completing the required infrastructural work to allow Custom to begin servicing the Ingram and other fleets.  This work was completed late in the second quarter of 2006 and treatment of the Ingram fleet was commenced.  Late in the second quarter, Custom placed a second order of 4,840 gallons.  However, Custom was unable to take delivery until late in the fourth quarter of 2006.  Sales to Custom, currently the Company’s largest customer have been slower than initially anticipated principally due to an equipment problems and delay in the completion of a principal Marine fueling facility for EnerBurn on the Mississippi River.  We believe that each of these problems has been addressed and have been corrected and are in the process of being corrected.  We cannot guarantee that meaningful revenues will be derived in the future from the Custom Agreement.  During 2009, Custom represented 0.0% of the Company’s sales as compared to 83.3% of the Company’s sales revenues for the year ended December 31, 2008.  We believe Custom suffered from the weakened economy although it is currently testing the Company’s principal product line on additional segments of its business.  Custom has again ordered in early 2010, and we still believe will be a significant part of our business.  However, we are hopeful that as other customer testing in completed in other industries, Custom’s impact on our business will lessen.  Nevertheless, at the present time, the business generated by Custom materially impacts our operating results.

We expect future revenue trends to initially come from the trucking, rail, heavy construction and maritime industries, and subsequently expect revenues to also be derived from the international markets for these industries. We expect this to occur as sales increase and the sales and marketing strategies are implemented into the targeted markets and we create an understanding and awareness of our technology through proof of performance demonstrations with potential customers.

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

Gross Profit

Gross profit, defined as revenues less cost of goods sold and the results of the one time sales return discussed above, was $336,000 or 83.1% of sales for the year ended December 31, 2009, compared to $220,000 or 78.0%  of sales for the year ended December 31, 2008.  In terms of absolute dollars, gross profit increased $116,000 primarily due to the increased sales achieved in 2009 compared to 2008.   The gross profit percentage increased 5.1% for the 2009 calendar year compared to the 2008 calendar year due primarily to the improvement in our manufacturing proficiency.  We are now the manufacturer of our core products, instead of a purchaser and relabeler.   As our overall volume increases, we feel confident that this improvement in the gross profit percentage should continue as our manufacturing proficiency continues to improve for our core products.

Cost of good sold was $69,000 for the 2009 calendar year which represented 16.9% of revenues compared to $48,000 for the 2008 calendar year which represented 17.0% of revenues.  The decrease in cost of goods sold as a percentage of revenues primarily reflect the decrease in overall product cost from our initiation of manufacturing of our products.  We have owned the EnerBurn technology and associated assets since its purchase in July 2006.  Although our actual manufacturing function is performed for us by an unrelated third party under contract to us, we should continue to realize better gross margins through the manufacturing of our product lines, compared to those we achieved in the past when we purchased all of our products from an outside vendor.

Cost and Expenses

Costs and expenses for operations increased to $2,358,214 for the year ended December 31, 2009 from $883,000 for the year ended December 31, 2008, a increase of $1,475,214.  Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses.  While there has been a substantial increase in costs and expenses for 2009 it is felt that these increases will lead to a considerable increase in earnings potential in 2010 and future years.

Net Loss

Our net operating loss amounted to $2,022,000 for the year ended December 31, 2009 as compared to $663,000 for the year ended December 31, 2008, an increase in net operating loss of $560,000 from the prior year.

Total net loss for the year ended December 31, 2009, was $2,054,000 as compared to a total net loss of $1,524,000 for the year ended December 31, 2008.   This amounts to an increase in net loss for the year ended December 31, 2009 of $500,000 as compared with the year ended December 31, 2008.   Such increase was primarily due to increased non-cash compensation expenses.

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

At present, one customer, Custom, has represented a majority of our sale revenues to date, although during 2009, Custom represented 0.0% of the Company’s sales.  As stated above, Custom has again ordered in early 2010, and we still believe will be a significant part of our business.  In addition, with Custom’s assistance, negotiations have been underway with several other large customers in the same industry to expand this market.  The loss of Custom as a customer would adversely affect our business and we cannot provide any assurances that we could adequately replace the loss of this customer.  Sales revenues to Custom and its clients have been less to date than had originally been projected.  This has been due primarily to the equipment malfunction and delay in the completion of a principal Marine fueling facility as described above.  With our assistance, each of these problems has been addressed and have been corrected and are in the process of being tested.   It is expected that sales should continue to show significant increases in 2010.  It is also anticipated that other new customers coming on board during 2010 will lessen the impact of a loss of Custom, should that happen.

A major change in the way EnerTeck does business commenced in the third quarter of 2006 with the completion of the purchase of the EnerBurn technology and the commencement of manufacturing operation.    This gave us permanent, exclusive rights to the EnerBurn formulas and protocols and allows for a much better gross margin than in the past.    The purchase of the EnerBurn technology and associated assets had been completed on July 13, 2006 and both the formulation equipment and raw materials were in place to manufacture both our on and off road product lines.    The opening of the on-road market to our products offers great potential to the Company in coming years.   Our marketing efforts from that point broadened from principally marine applications to a wide range of new industries.  Effective January 1, 2009, the marketing effort for the Company has changed with the addition of a new executive officer (who has been and remains a director) and a new focus on marketing strategy.    It remains to be seen how, when or if this effort will become successful, however the potential for success is much broader with our increased ability to service these markets.

Liquidity and Capital Resources

On December 31, 2009, we had negative working capital of $71~~6~~3,000 and stockholders’ equity of $964,000 compared to negative working capital of $268,000 and stockholders’ equity of $1,505,000 on December 31, 2008.   The majority of the decrease in equity stems directly from the write down in the current value on our principal asset, caused by poor sales during the past two periods.    On December 31, 2009, the Company had $52,000 in cash, total assets of $2,212,000 and total liabilities of $1,248,000 compared to $106,000 in cash, total assets of $2,562,000 and total liabilities of $1,057,000.

The decrease in cash and working capital for the year ended December 31, 2009 compared to the prior year was primarily due to lower than anticipated sales revenues combined with an increase in expenses resulting principally from greater marketing efforts being made in 2009 compared to prior years.

Cash used in operating activities was $980,000 for the year ended December 31, 2009, which was primarily the result of a loss of $2,054,000 partially offset by non-cash charges for depreciation of $45,000, $579,000 for amortization expense, $225,000 for common stock issued for consultants’ fees and warrants/options expense of $137,000.  Cash used in operating activities was $595,000 for the year ended December 31, 2008, which was primarily the result of a loss of $1,524,000 partially offset by non-cash charges for depreciation of $38,000, $825,000 for impairment and options issued of $47,000.

Cash provided by investing activities was a negative $4,300 for the year ended December 31, 2009 which was primarily the result of proceeds from the sale of assets of $7,100, capital expenditures of $10,900, offset by employee advances of $400.  Cash used by investing activities was $12,000 for the year ended December 31, 2008 which was primarily the result of capital expenditures of $17,000 offset by employee advances of $4,000.

On July 13, 2006, we completed the acquisition of the EnerBurn formulas, technology and associated assets pursuant to an Asset Purchase Agreement executed as of the same date (the “EnerBurn Acquisition Agreement”) between the Company and the owner of Ruby Cat (the “Seller”).  Pursuant thereto, the Company acquired from the Seller all of its  rights with respect to the liquid diesel motor vehicle fuel additives known as EC5805A and EC5931A products (the “Products”) as well as its rights to certain intellectual property and technology associated with the Products (collectively, the “Purchased Assets”).  The purchase price for the Purchased Assets was $3.0 million, payable as follows: (i) $1.0 million paid on July 13, 2006 in cash, and (ii) the remaining $2.0 million evidenced by a promissory note (the “Note”) bearing interest each month at a rate of 4.0% per annum, compounded monthly, and which shall be paid in four annual payments of $500,000 plus accumulated interest to that date on each anniversary of the closing until the entire purchase price is paid in full.  In order to secure the debt represented by the Note, the Company executed and delivered to the Seller a Security Agreement in which the Company granted the Seller a first priority lien on the Purchased Assets.  The foregoing payments will draw significantly on future cash reserves.  This acquisition, however, allows us to manufacture our own on and off road versions of the EnerBurn product line and will allow for significant savings in the cost requirements of product sales from manufacturing.  The first payment of $500,000 was made in advance in May 2007.  An additional $500,000 due July 13, 2008 was also made in advance of the due date, on July 3, 2008.  Due to recent litigation commenced between the Company and the Seller, the Company has requested the court to grant it leave to pay the remaining installments under the EnerBurn Acquisition Agreement.  The court granted the request and the Company paid $500,000 plus accrued interest into the registry on July 13, 2009.  The next and final payment to complete the purchase will be due on July 13, 2010.

In the past, we have been able to finance our operations primarily from capital which has been raised.  To date, sales have not been adequate to finance our operations without investment capital.  Cash provided by financing activities was $930,000 for the year ended December 31, 2009 primarily from the sale of common stock of $1,150,000, shareholder advances of $30,000 and proceeds from a shareholder note payable of $250,000, offset by the $500,000 payment on the intellectual property.   This compares to $394,000 from financing activities for the year ended December 31, 2008 primarily from $334,000 received from the exercise of warrants, and $560,000 received from private stock placement, offset by $500,000 paid on the intellectual property in 2008.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues we will require additional investment to satisfy our contemplated cash requirements for the next 12 months.  No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our costs and expenses over the next 12 months will be approximately $2.6 million, which includes the amount we will have to pay in 2010 on the Note and for the anticipated cost of inventory for 2010 business.  Other than the Note Payable for the purchase of the intellectual property, we currently have no material commitments for capital requirements.  Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis.  As mentioned above, management acknowledges that sales revenues for 2007, 2008 and 2009 have been considerably less than earlier anticipated.  This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy.   Management expects that sales should show significant increases in the later parts of 2010.  No assurances can be made that we will be able to obtain required financial on terms acceptable to us or at all.  Our contemplated cash requirements beyond 2010 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

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

Inventory

Inventory consists of market ready EnerBurn plus raw materials required to manufacture the products. Inventory is valued at the lower of cost or market, using the average cost method. Also included in inventory are three large Hammonds EnerBurn doser systems amounting to $57,000, which will be transferred to marine or railroad customers during 2010.   The Company’s remaining inventory was split on approximately a 60/40 basis between raw materials and finished goods at December 31, 2009.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts.  The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers.  As of December 31, 2009, there were no uncollectible accounts and no allowance has been provided.

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

Intangible Assets

The Company follows the provisions of FASB ASC 350, Goodwill and Other Intangible Assets.  FASB ASC 350 addresses financial accounting and reporting for acquired goodwill and other intangible assets.  Specifically, FASB ASC 350 addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires the Company to evaluate its intellectual property each reporting period to determine whether events and circumstances continue to support an indefinite life.  In addition, the Company tests its intellectual property for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The statement requires intangible assets with finite lives to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value.

Intellectual property and other intangibles are recorded at cost.  Prior to 2009, the Company determined that its intellectual property had an indefinite life because it believed there was no legal, regulatory, contractual, competitive, economic or other factor to limit its useful life, and therefore would not be amortized.  For other intangibles, amortization would be computed on the straight-line method over the identifiable lives of the assets.

Management made the decision during 2009 to change the characterization of its intellectual property to a finite-lived asset and to amortize the remaining balance of its intangible asset~~s~~ to the nominal value of $150,000 by the end of 2012, due to its determination that this now represents the scheduled end of its exclusive registration during that year.

Revenue Recognition

The Company follows the provisions of FASB ASC 605, Revenue Recognition, and recognizes revenues when evidence of a completed transaction and customer acceptance exists, and when title passes, if applicable.

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

The current and deferred tax provisions in the financial statements include consideration of uncertain tax positions in accordance with FASB ASC 740, Income Taxes.  Management believes there are no significant uncertain tax positions, so no adjustments have been reported from adoption of FASB ASC 740.  The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions.

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

Stock Options and Warrants

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with FASB ASC 718, Stock Compensation.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued an update to ASC 810, Consolidations, establishing accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. This update is effective for financial statements issued for fiscal years beginning after December 15, 2008, and was adopted by the Company during the fiscal year ended December 31, 2009. Adoption did not have a material effect on its financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued an update to ASC 805, Business Combinations.  This update defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  This update will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition and will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by FASB ASC 805.  This update will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, this update will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This update is effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  This update was adopted by the Company during the fiscal year ended December 31, 2009. Adoption did not have a material effect on its financial position, results of operations or cash flows.

In May 2009, the FASB issued new accounting guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Subsequent Event Topic of the FASB Accounting Standards Codification sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The pronouncement is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Name	Age	Present Position and Offices	Has Served as Director Since
Dwaine Reese	67	Chairman of the Board, Chief Executive Officer and Director	January 2003
Gary B. Aman	62	President and Director	March 2005
Jack D. Cowles	49	Director	March 2005
Thomas F. Donino	48	Director	December 2005
Richard B. Dicks	62	Chief Financial Officer	-

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

GARY B. AMAN has been a director of the Company since March 2005 and President since March 2009.  He has been employed with Nalco Company since 1994, most recently serving as General Manager of ADOMITE Subsurface Chemicals, a Nalco division, since 1999. ADOMITE is recognized as a technology leader in energy exploration additives including drilling fluids, cementing, fracturing and well stimulation additives. Mr. Aman retired from Nalco effective October 31, 2008.  Mr. Aman received a Bachelor of Science degree in Mathematics from the University of South Dakota in 1970.

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

Based solely on the Company’s review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the year ended December 31, 2009, all Section 16(a) filing requirements applicable to  its officers, directors and greater than 10% beneficial owners were complied with except that each of Dwaine Reese, Gary B. Aman, Thomas F. Donino and Richard B. Dicks filed one report late relating to a total of one transaction each.

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

Item 11. Executive Compensation.

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2009 and December 31, 2008, of those persons who were, at December 31, 2008 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total
Dwaine Reese, Chairman of the	2009	$139,402	$0	$0	$13,744	(1)	$0	$0	$3,348	(2)	$156,494
Board and Chief	2008	$178,153	0	0	18,331		0	0	$8,628	(2)	$205,112
Executive Officer

Gary B. Aman, President (3)	2009	$200,000	$0	$0	$101,875	(1)	$0	$0	$0		$301,875

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC 718.

(2)	Mr. Reese was reimbursed $3,348 and $8,628 in 2009 and 2008, respectively, for health insurance costs.

(3)	Mr. Aman became President of the Company as of January 1, 2009.

Equity Awards

The following table provides certain information concerning equity awards held by the named executive officers as of December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
Name	No. of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested(#)
Dwaine Reese	25,000 25,000	-0- -0-	$0.55 $0.80	7/21/2014 1/15/2013	-0- -0-	-0- -0-
Gary Aman	50,000	150,000	$1.00	3/27/2014	-0-	-0-

2003 Stock Option Plan

In September 2003, our shareholders approved an employee stock option plan (the “2003 Option Plan”) authorizing the issuance of options to purchase up to 1,000,000 shares of our common stock. This plan is intended to give us greater ability to attract, retain, and motivate officers, key employees, directors and consultants; and is intended to provide us with the ability to provide incentives more directly linked to the success of our business and increases in shareholder value. As of December 31, 2007, no options have been issued under the 2003 Option Plan.  During the first quarter of 2008, options to acquire 64,200 shares at an exercise price of $0.80 per share were issued under the 2003 Option Plan to five employees, and during the third quarter of 2009, options to acquire 64,000 shares at an exercise price of $0.55 per share were issued under the 2003 Option Plan to five employees.   All of such options  are immediately exercisable as of the issue date and expire five years thereafter.

2005 Stock Compensation Plan

In June 2005, the Board of Directors adopted the 2005 Stock Compensation Plan (the “2005 Stock Plan”) authorizing the issuance of up to 2,500,000 shares of common stock.  Pursuant to the 2005 Stock Plan, employees, directors, officers or individuals who are consultants or advisors of the Company or any subsidiary may be awarded shares under the 2005 Stock Plan.   The 2005 Stock Plan is intended to offer those employees, directors, officers, or consultants or advisors of the Company or any subsidiary who assist in the development and success of the business of the Company or any subsidiary, the opportunity to participate in a compensation plan designed to reward them for their services and to encourage them to continue to provide services to the Company or any subsidiary.  In 2005, 2,000,000 shares were awarded under the 2005 Stock Plan, 500,000 of which were returned to the Company in December 2005, and 50,000 shares were awarded in 2006.  Since then, no additional awards have been granted under the 2005 Stock Plan.

Other Options, Warrants or Rights

We have no other outstanding options or rights to purchase any of our securities.  However, as of December 31, 2009, we do have outstanding warrants to purchase up to 2,540,047.5 shares of our common stock.

 Employment Agreements - Executive Officers and Certain Significant Employees

On March 27, 2009, the Company entered into an employment agreement with Gary B. Aman, effective as of January 1, 2009, pursuant to which Mr. Aman agreed to be employed by the Company as President for a period of two years expiring December 31, 2010.  During the period of employment, Mr. Aman shall receive an annual base salary equal to $200,000, subject to review each year for possible increases, provided, however, that Mr. Aman has agreed to accrual of said salary until the earlier of (i) such time that the Company’s financial condition improves so that payment of said salary does not cause undue financial burden to the Company which shall be determined by the Board of Directors at its sole discretion, or (ii) January 1, 2010.  Mr. Aman shall also be entitled to participate in any long term and annual incentive plans and arrangements presently existing or as may be adopted from time to time and other employee benefits plans and programs on the same basis generally as other employees of the Company.

Pursuant to the employment agreement, the Company also agreed to grant Mr. Aman an option to purchase 200,000 shares of Common Stock of the Company at an exercise price of $1.00 per share which option shall be 25% vested as of the date of grant (March 27, 2009), shall become 100% vested on January 1, 2010 and shall expire March 27, 2014.

As of December 31, 2009, none of our other officers and key employees are bound by employment agreements.

We do not have any termination or change in control arrangements with any of our named executive officers.

Compensation of Directors

At the present time, directors receive no cash compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings.

The following table provides certain summary information concerning the compensation paid to the Company’s non-employee directors during fiscal 2009 for their services as such.  All compensation paid to Mr. Reese and Mr. Aman is set forth in the Summary Compensation table above.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 8, 2010, certain information with regard to the record and beneficial ownership of the Company’s Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company’s Common Stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other executive officers, if any, of the Company whose total compensation was in excess of $100,000 (the “named executive officers”), and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Dwaine Reese	3,615,000	(1)	16.7%
BATL Bioenergy LLC	3,960,000	(2)	17.1%
Thomas F. Donino	6,751,889	(3)	28.9%
Gary B. Aman	870,000	(4)	4.0%
Jack D. Cowles	398,550	(5)	1.8%

Richard B. Dicks	128,400	(6)	*

All Executive Officers and
Directors as a Group (5 persons)	11,763,839		49.5%

*	Less than 1%.

(1)	Consists of 3,565,000 shares held by Mr. Reese and 50,000 shares underlying an option granted to him. The address for Mr. Reese is 10701 Corporate Drive, Suite 150, Stafford, Texas.

(2)
Consists of 2,450,000 shares held by BATL Bioenergy LLC (“BATL”) and 1,510,000 shares underlying warrants held by BATL.  This information is based solely upon information reported in filings made to the SEC on behalf of BATL.  The address for BATL is 7 Lakeside Drive, Rye, New York.

(3)
Consists of 2,113,404 shares held by Mr. Donino, 2,450,000 shares held by BATL, 435,700 shares held by BATL Management LP (“BATL Management”), 1,510,000 shares underlying warrants held by BATL and 242,785 shares underlying warrants held by Mr. Donino.  As the president and managing member of BATL and the sole officer, director and shareholder of BATL Management’s general partner, Mr. Donino may be deemed to be the beneficial owner of shares owned by BATL and BATL Management.  BATL Management is a family limited partnership whose members are certain relatives and trusts for the benefit of certain relatives of Mr. Donino.  This information is based solely upon information reported in filings made to the SEC on behalf of Thomas Donino, BATL and BATL Management.  The address for Mr. Donino is 7 Lakeside Drive, Rye, New York.

(4)	Consists of 670,000 shares held by Mr. Aman and 200,000 shares underlying an option granted to him. The address for Mr. Aman is 10701 Corporate Drive, Suite 150, Stafford, Texas.

(5)	The address for Mr. Cowles is 30 Lansdowne Drive, Larchmont, New York.

(6)	Consists of 100,000 shares underlying warrants held by Mr. Dicks and 28,400 shares underlying an option granted to him. The address for Mr. Dicks is 10701 Corporate Drive, Suite 150, Stafford, Texas.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

On July 7, 2009, the Company entered into a $100,000 unsecured promissory note with Gary B. Aman, its President and a director, due on demand.  Interest is payable at 12% per annum.

On December 11, 2009, the Company entered into a $50,000 note with Thomas F. Donino, a director. Interest is 5% per annum.  The principal balance of the note is due on the earlier of December 11, 2012, or upon completion by the Company of equity financing in excess of $1.0 million in gross proceeds.  Interest on the loan is payable on the maturity date at the rate of 5% per annum.

Other than the foregoin, since January 1, 2009, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

Our board of directors currently consists of four members.  They are Dwaine Reese, Gary B. Aman, Jack D. Cowles and Thomas F. Donino.  Mr. Reese is the Company’s Chairman of the Board and Chief Executive Officer, and Mr. Aman is the Company’s President.  Messrs. Cowles and Donino are independent directors.  We have determined their independence using the general independence criteria set forth in the Nasdaq Marketplace Rules.

Item 14.  Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2009 and December 31, 2008:

Fee Category	2009 Fees	2008 Fees
Audit Fees	$38,682	$33,022
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$38,682	$33,022

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

(3)           Exhibits

Incorporated by
Reference to

2.1	Share Exchange Agreement	Exhibit 2.1 (1)
2.2	Plan of Merger	Exhibit 2.2 (2)
2.3	Article of Merger (Delaware)	Exhibit 2.3 (2)
2.4	Articles of Merger (Washington)	Exhibit 2.4 (2)
3.1	Articles of Incorporation (July 8, 2003 filing date)	Exhibit 3.1 (2)
3.2	Bylaws	Exhibit 3.2 (2)
4.1	Specimen of Common Stock Certificate	Exhibit 4.1 (2)
4.2	Registrant’s 2003 Stock Option Plan	Exhibit 4.1 (3)
4.3	Registrant’s 2005 Stock Compensation Plan	Exhibit 99.1 (4)
4.4	Form of Common Stock Purchase Warrant granted to various persons at various times from August 2003 to date	Exhibit 4.4 (5)
4.5	Registration Rights Agreement dated December 8, 2005 between the Company and BATL Bioenergy LLC	Exhibit 4.1 (6)
4.6	Warrant to purchase 1,000,000 shares issued to BATL Bioenergy LLC	Exhibit 4.2 (6)
10.1	Office Lease dated February 1, 2001	Exhibit 10.23 (2)
10.2	Office Lease Amendment dated March 31, 2003	Exhibit 10.24 (2)
10.3	Second Amendment to Lease Agreement	Exhibit 10.4 (7)
10.4	Third Amendment to Lease Agreement	Exhibit 10.5 (7)
10.5	Fourth Amendment to Lease Agreement	*
10.6	Securities Purchase Agreement dated December 8, 2005 between the Company and BATL Bioenergy LLC	Exhibit 10.2 (6)
10.7	Asset Purchase Agreement dated as of July 13, 2006	Exhibit 2.1 (8)
10.8	Exclusive Reseller and Market Development Alliance With Custom Fuel Services, Inc.	Exhibit 10.10 (9)
10.9	Employment Agreement with Gary B. Aman dated March 27, 2009	Exhibit 99.1 (10)
21.1	Subsidiaries of the Registrant	Exhibit 21.1 (7)
23.1	Consent of Philip Vogel & Co. PC	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 23, 2003, and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2, File No. 333-108872, and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Schedule 14A filed on August 12, 2003, and incorporated by reference herein.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-1258814, and incorporated by reference herein.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, and incorporated by reference herein.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 12, 2005, and incorporated by reference herein.

(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and incorporated by reference herein.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 19, 2006, and incorporated by reference herein.

(9)	Filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form SB-2 filed as Form S-1/A on March 25, 2008, File No. 333-133651, and incorporated by reference herein.

(10)	Files as an exhibit to the Company’s Current Report on Form 8-K filed on April 2, 2009, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION (Registrant)

By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer
Dated: March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dwaine Reese	Chief Executive Officer,	03/30/2010
Dwaine Reese	Chairman of the Board
and Director
(Principal Executive Officer)

/s/ Richard B. Dicks	Chief Financial Officer	03/30/2010
Richard B. Dicks	(Principal Financial Officer)

/s/ Gary B. Aman	President and Director	03/30/2010
Gary B. Aman

/s/ Jack D. Cowles	Director	03/30/2010
Jack D. Cowles

/s/ Thomas F. Donino	Director	03/30/2010
Thomas F. Donino

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
EnerTeck Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of EnerTeck Corporation and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows for each of the years in the two-year period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnerTeck Corporation and subsidiary as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Philip Vogel & Co. PC
PHILIP VOGEL & CO. PC

Certified Public Accountants

Dallas, Texas

March  29, 2010

ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 2009 and 2008

	2009	2008
ASSETS
Current assets
Cash	$52,129	$106,240
Inventory	168,381	161,019
Receivables - trade	243,854	10,036
Receivables - employee	500	100
Prepaid Expenses	20,129	11,584
Total current assets	$484,993	288,979

Intellectual Property, net of accumulated amortization of $578,658 and $0 respectively	1,596,644	2,175,302

Property and equipment, net of accumulated depreciation of $280,264 and $240,614 respectively	130,365	98,091

Total assets	$2,212,002	$2,562,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Note payable - current maturity	$500,000	$500,000
Accounts payable	155,447	8,204
Stockholder advances and notes	230,000	0
Accrued liabilities	312,806	48,796
Total current liabilities	1,198,253	557,001

Long Term Liabilities
Stockholder advances and notes	50,000	0
Notes Payable - long term portion	0	500,000
Total Long Term Liabilities	$50,000	$500,000

Stockholders’ Equity
Preferred stock, $.001 par value, 100,000,000 shares authorized, none issued
Common stock, $.001 par value, 100,000,000 shares authorized, 21,637,788 and 19,087,788 shares issued and outstanding, respectively	21,638	19,088
Additional paid-in capital	22,396,618	20,886,996
Accumulated deficit	(21,454,507)	(19,400,712)
Total stockholders’ equity	$963,749	$1,505,373

Total liabilities and stockholders’ equity	$2,212,002	$2,562,372

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009 and 2008

	2009	2008
Product Sales	$404,335	$282,195
Sales Returns	0	13,760
Cost of goods sold	68,531	48,057
Gross profit	$335,804	$220,378

Costs and expenses:
General and Administrative Expenses:
Wages	$790,189	$425,879
Non-cash compensation	137,171	47,074
Depreciation	44,605	38,343
Amortization	578,658	0
Professional Fees	225,000	0
Other Selling, General and Administrative Expenses	582,591	371,417
Total Expenses	$2,358,214	$882,713
Operating loss	$(2,022,410)	$(662,335)

Other income (expense)
Interest Income	291	12,074
Other Income	7,340	3,531
Non-cash Impairment	0	(824,698)
Interest expense	(39,016)	(52,541)
Net Income (loss)	$(2,053,795)	$(1,523,970)

Net loss per share:
Basic and diluted	$(0.10)	$(0.08)
Weighted average shares outstanding:
Basic and diluted	20,349,980	18,273,536

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2009 and 2008

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2007	17,761,359	$17,762	$19,947,381	$(17,876,742)	$2,088,400

Options Granted			$47,074		$47,074
Warrants Exercised	526,334	$526	333,272		333,798
Private Offering	800,095	800	559,270		560,070
Loss 1/01 – 12/31/2008				(1,523,970)	(1,523,970)
Balances, December 31, 2008	19,087,788	$19,088	$20,886,996	$(19,400,712)	$1,505,372

Options Granted			$137,173		$137,173
Private Offering	2,300,000	$2,300	1,147,700		$1,150,000
Common stock for services	250,000	$250	224,750		$225,000
Current Loss 1/01 – 12/31/2009				$(2,053,796)	$(2,053,796)
Balances, December 31, 2009	21,637,788	$21,638	$22,396,618	$(21,454,507)	$963,749

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009 and 2008

	2009	2008
Net (loss)	$(2,053,796)	$(1,523,970)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	44,605	38,343
Common stock and options issued for services	362,171	47,074
Amortization of intellectual property	578,658	0
Impairment of intellectual property	0	824,698
Gain/Loss on sale of asset	(2,310)	0
Changes in operating assets and liabilities:
Accounts receivable	(211,463)	40,884
Inventory	(7,362)	(14,365)
Prepaid expenses and other	(8,545)	8,055
Accounts payable	76,574	(2,446)
Accrued Interest payable	(4,595)	(19067)
Accrued Liabilities	246,250	6,198
NET CASH USED IN OPERATING ACTIVITIES	$(979,813)	$(594,598)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	$7,100	0
Capital Expenditures	(10,999)	$(16,541)
Employee advances	(400)	4,384
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(4,299)	$(12,157)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of warrants	$0	$333,799
Proceeds from sale of common stock	1,150,000	560,070
Related party note payable and advances	280,000	0
Repayments of note payable	(500,000)	(500,000)
CASH PROVIDED BY FINANCING ACTIVITIES	$930,000	$393,869

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(54,111)	$(212,886)
Cash and cash equivalents, beginning of year	106,240	319,126
Cash and cash equivalents, end of year	$52,129	$106,240
Cash paid for:
Income tax	$0	$0
Interest	$43,611	$70,365
Non-cash investing and financing activities:

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION and SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

EnerTeck Corporation, formerly Gold Bond Resources, Inc. was incorporated under the laws of the State of Washington on July 30, 1935. On January 9, 2003, the Company acquired EnerTeck Chemical Corp. (“EnerTeck Sub”) as its wholly owned operating subsidiary. As a result of the acquisition, the Company is now acting as a holding company, with EnerTeck Sub as its only operating business. Subsequent to this transaction, on November 24, 2003, the Company changed its domicile from the State of Washington to the State of Delaware, changed its name from Gold Bond Resources, Inc. to EnerTeck Corporation.

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

Financial Accounting Standards Board Codification

In June 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative U. S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Codification became effective for the period ended September 30, 2009 and did not have a significant impact on the Company’s financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three (3) months or less to be cash and cash equivalents.

Inventory

Inventory consists of market ready EnerBurn plus raw materials required to manufacture the products. Inventory is valued at the lower of cost or market using the average cost method. Also included in inventory are three large Hammonds EnerBurn doser systems amounting to $57,000 which were projected to be transferred to marine customers during 2009, but are now projected to go in mid 2010. Finished product amounted to approximately $27,000 and $56,000 at December 31, 2009 and 2008, respectively:  the remaining inventory being comprised of raw materials.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts.  The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. The allowance for doubtful accounts amounted to $6,900 and $6,900 at December 31, 2009 and 2008, respectively.

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

Intangible Assets

The Company follows the provisions of FASB ASC 350, Goodwill and Other Intangible Assets.  FASB ASC 350 addresses financial accounting and reporting for acquired goodwill and other intangible assets.  Specifically, FASB ASC 350 addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires the Company to evaluate its intellectual property each reporting period to determine whether events and circumstances continue to support an indefinite life.  In addition, the Company tests its intellectual property for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The statement requires intangible assets with finite lives to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value.

Intellectual property and other intangibles are recorded at cost.  Prior to 2009, the Company determined that its intellectual property had an indefinite life because it believed there was no legal, regulatory, contractual, competitive, economic or other factor to limit its useful life, and therefore would not be amortized.  For other intangibles, amortization would be computed on the straight-line method over the identifiable lives of the assets.  Management made the decision during 2009 to change the characterization of its intellectual property to a finite-lived asset and to amortize the remaining balance of its intangible asset~~s~~ to the nominal value of $150,000 by the end of 2012, due to its determination that this now represents the scheduled end of its exclusive registration during that year.

Revenue Recognition

The Company follows the provisions of FASB ASC 605, Revenue Recognition, and recognizes revenues when evidence of a completed transaction and customer acceptance exists, and when title passes, if applicable.

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

The current and deferred tax provisions in the financial statements include consideration of uncertain tax positions in accordance with FASB ASC 740, Income Taxes.  Management believes there are no significant uncertain tax positions, so no adjustments have been reported from adoption of FASB ASC 740.  The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions.  The Company is no longer subject to income tax examinations by the Internal Revenue Service for years prior to 2006.  For state tax jurisdictions, the Company is no longer subject to income tax examinations for years prior to 2005.

Income (Loss) Per Common Share

The basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net income (loss) per common share is computed by dividing the net income applicable to common stockholders, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2009 and 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Stock Options and Warrants

Effective January 1, 2006, EnerTeck began recording compensation expense associated with stock options and other forms of equity compensation in accordance with FASB ASC 718, Stock Compensation

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued an update to ASC 810, Consolidations,  establishing accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. This update is effective for financial statements issued for fiscal years beginning after December 15, 2008, and was adopted by the Company during the fiscal year ended December 31, 2009. Adoption did not have a material effect on its financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued an update to ASC 805, Business Combinations. This update defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  This update will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition and will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by FASB ASC 805. This update will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, this update will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This update is effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  This update was adopted by the Company during the fiscal year ended December 31, 2009. Adoption did not have a material effect on its financial position, results of operations or cash flows.

In May 2009, the FASB issued new accounting guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB ASC 855, Subsequent Events, sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The pronouncement was effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In February 2010, the FASB amended its guidance on subsequent events to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events, for both issued and revised financial statements. This amendment alleviates potential conflicts between the FASB’s guidance and the reporting rules of the SEC. Our adoption of this amended guidance, which was effective upon issuance, had no effect on our financial condition, results of operations, or cash flows.  There were no subsequent events that would require adjustment to or disclosure in the financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2009 and 2008 property and equipment consisted of the following:

	Useful Lives	2009 Amount	2008 Amount
Furniture and fixtures	5-7	$58,394	$57,395
Equipment	5-7	352,235	281,310

		$410,629	323,763
Less: accumulated depreciation		280,264	240,614
		$130,365	$98,091

NOTE 3 - INTELLECTUAL PROPERTY

In July 2006, EnerTeck acquired the EnerBurn technology.  The purchase price for the EnerBurn technology is as follows: (i) $1.0 million cash paid on July 13, 2006, and (ii) a promissory note for $2.0 million. In May of 2007, we made the initial payment of $500,000 plus interest against the loan.   Prior to 2009 EnerTeck had determined that the life of the intellectual property was indefinite; therefore, the asset was not amortized.  The Company tested its intangible assets for impairment as of December 31, 2008.  As a result of an independent examination based on sales for the years ended December 31, 2008, the Company determined that an impairment of the asset in the amount of $825,000 was required to be recorded.

Management made the decision during 2009 to change the characterization of its intellectual property to a finite-lived asset and to amortize the remaining balance of its intangible asset~~s~~ to the nominal value of $150,000 by the end of 2012, due to its determination that this now represents the scheduled end of its exclusive registration during period.  As a result, amortization expense of approximately $579,000 was recorded for the year ended December 31, 2009.  Amortization expense for the years ending December 31, 2010, 2011 and 2012 is expected to be $569,000, $569,000 and $289,000, respectively.

NOTE 4 - INCOME TAXES

EnerTeck has incurred net losses since the merger with Gold Bond and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative operating loss carry-forward is approximately $12,324,000 at December 31, 2009, and will expire beginning in 2025.

Deferred income taxes consist of the following at December 31, 2009 and 2008:

	2009	2008
Assets:
Net operating loss carryforwards	$4,313,000	$3,689,000
Inventory cost differences	41,000	0
Deferred compensation costs	64,000	0
Valuation allowance	(4,381,000)	(3,505,000)

	$37,000	$184,000

Liabilities:
Amortization differences	$(10,000)	$(157,000)
Depreciation differences	(27,000)	(27,000)

	$(37,000)	$(184,000)

The change in the valuation allowance for the years ended December 31, 2009 and 2008, was $876,000 and $386,000, respectively.

NOTE 5 - STOCKHOLDERS’ EQUITY

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

During the second quarter of 2009, the Company issued 1,600,000 shares of our common stock at $0.50 per share to five investors for total gross proceeds of $800,000 in a private placement offering to accredited investors only.   During the third quarter of 2009, the Company issued an additional 700,000 shares of our common stock to three other investors in this offering for additional proceeds of $350,000 which had been advanced towards this offering during the second quarter of 2009.   An additional $30,000 has been advanced towards this offering from another investor during the second quarter of 2009.  These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In May 2009, the Company issued 250,000 shares of common stock at $0.90 per share to Wakabayashi Fund, LLC (“Wakabayashi”) for a total of $225,000, which was reported as professional fees during 2009.  Wakabayashi provided consulting services to be rendered pursuant to a consulting agreement entered into in May 2009 between the Company and Wakabayashi.

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

During second quarter of 2008, a total of 526,334 warrants were exercised by the warrant holders prior to their expiration date.    During the third and fourth quarters of 2008, 1,900,316 reached their expiration date and were not extended.     As part of a private placement during the same period an additional 400,047.5 five year warrants with a strike price of $1.20 per share and an expiration date of September 30, 2013 were issued.   As these warrants were issued as part of a purchase, no additional expense was charged for this transaction during 2009.

Warrants outstanding and exercisable as of December 31, 2009:

Exercise Price	Number of Warrants	Weighted Average Remaining Life	Exercisable Number of Warrants
$1.00	500,000.7		500,000
$1.20	400,047.5	3.8	400,047.5
$2.00	1,640,000	1.6	1,640,000

	2,540,047.5		2,540,047.5

Stock Options

In September 2003, shareholders of the Company approved an employee stock option plan (the “2003 Option Plan”) authorizing the issuance of options to purchase up to 1,000,000 shares of common stock. The 2003 Option Plan is intended to give the Company greater ability to attract, retain, and motivate officers, key employees, directors and consultants; and is intended to provide the Company with the ability to provide incentives more directly linked to the success of the Company’s business and increases in shareholder value.  As of December 31, 2007, no options had been issued under the 2003 Option Plan.  On January 15, 2008, options to acquire 64,200 shares were issued under the 2003 Option Plan to five employees which options are immediately exercisable.  These options have an exercise price of $0.80 per share and expire in five years from their issue date.  These options were valued using the Black-Scholes Model and the fair value of $47,000 was charged to operating expense during the first quarter of 2008.

Pursuant to the employment agreement entered into with Gary B. Aman during the first quarter of 2009, the Company granted Mr. Aman an option to purchase 200,000 shares of Common Stock of the Company at an exercise price of $1.00 per share which option shall be 25% vested as of the date of grant (March 27, 2009), shall become 100% vested on January 1, 2010 and shall expire March 27, 2014. These options were valued using the Black-Scholes Model and the fair value of $101,875 was charged to operating expense during 2009.

During the third quarter of 2009, options to acquire 64,200 shares were issued under our 2003 Option Plan to five employees which options are immediately exercisable.  These options have an exercise price of $0.55 per share and expire in five years from their issue date.  These options were valued using the Black-Scholes Model and the fair value of $35,295 was charged to operating expense during the third quarter of 2009.

The fair value of options at the date of grant was estimated using the following weighted average assumptions for fiscal years 2009 and 2008, respectively:

	2009	2008
Expected dividend yield	0	0
Expected term	5 yrs	5 yrs
Expected volatility	295-313%	150%
Risk-free interest rate	5%	5%

The expected term of the options represents the estimated period of time until exercise and is based on the Company’s historical experience of similar option grants, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For fiscal 2009, expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of grant with an equivalent expected term or life. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the future.

Information regarding activity for stock options under our plan is as follows:

	2009		2008
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	64,200	$.80	0	$0
Options granted	264,200	.89	64,200	.80
Options exercised	0	0	0	0
Options forfeited/expired	0	0	0	0

Outstanding at end of year	328,400	$.87	64,200	$.80

Options exercisable at end of year	178,400		64,200
Weighted-average fair value of options granted during the year	$.52		$.73
Nonvested options at end of year	150,000		0
Weighted-average remaining contractual term – all options	4.1 yrs		4.0 yrs
Weighted-average remaining contractual term – vested options	4.0 yrs		4.0 yrs
Fair value of options vested during the year	$60,764		$47,000
Aggregate intrinsic value	$0		$0

NOTE 7 - NOTE PAYABLE

The Company has a note payable in connection with its acquisition of intellectual property.  The note requires four annual payments of $500,000 plus interest at 4% compounded on a monthly basis, starting July 2007.  The note is secured by the intellectual property. A payment of $500,000 plus related interest was made in July, 2008.  An additional payment of $500,000, plus related interest, was made in July 2009, leaving a remaining balance of $500,000 (see Note 9).

NOTE 8 – RELATED PARTY NOTES AND ADVANCES

On July 7, 2009, the Company entered into a $100,000 unsecured promissory note with an officer, due on demand.  Interest is payable at 12% per annum.

On December 11, 2009, the Company entered into a $50,000 note with a shareholder/director. Interest is 5% per annum.  The principal balance of the note is due on the earlier of December 11, 2012, or upon completion by the Company of equity financing in excess of $1.0 million in gross proceeds.  Interest on the loan is payable on the maturity date at the rate of 5% per annum.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

RubyCat Technology Agreement and Note Payable-

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

As a result of the acquisition, we were required to make an immediate payment of $1,000,000 at closing and we were to make additional annual payments of $500,000 per year, plus interest at a rate of 4% for four years, all of which will draw significantly on future cash reserves. The first payment of $500,000 was made in July 2007.  An additional $500,000 due July 13, 2008 was also made in advance of the due date, on July 13, 2008.

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

The court granted the request and the Company paid $500,000 plus accrued interest into the registry of the court on July 13, 2009.  Econalytic then filed an amended complaint asserting a breach of promissory note. The next and final payment to complete the purchase will be due on July 13, 2010.  The Company intends to take all legal action which may be necessary to protect its rights under the EnerBurn Acquisition Agreement, including prosecuting and defending this matter vigorously.

Office Lease -

EnerTeck leases office space under a non-cancelable operating lease. Future minimum rentals due under non-cancelable operating leases with an original maturity of at least one-year are approximately as follow:

December 31,	Amount
2010	41,805
2011	20,980

Total	$62,758

Rent expense for the years ended December 31, 2009 and December 31, 2008 totaled $50,398 and $48,075, respectively.   The current lease was recently negotiated for a renewal for an additional year and expires April 30, 2011.  The company has an option to renew for an additional two years at that time.

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

Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the years ended December 31, 2009 and 2008, the Company incurred recurring net losses of $2,054,000 and $1,524,000, respectively.  In addition, at December 31, 2009, the Company has an accumulated deficit of $21,455,000.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.   The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis.  Management believes that sales revenues for 2009 and 2008 were considerably less than earlier anticipated primarily due to circumstances which have been corrected or are in the process of being corrected.   Management expects that marine, railroad and trucking sales should show significant increases in 2010 over what has been generated in the past, as a result of the expected outcome of long term client demonstrations from several extremely large new clients, which took place over the fourth quarter of 2009 and will take place over the first three quarters of 2010.

The Company has been able to generate working capital in the past through private placements and believes that these avenues will remain available to the Company if additional financing is necessary.   No assurance can be made that any of these efforts will be successful.

NOTE 10 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject EnerTeck to concentration of credit risk are accounts receivable. Currently all Accounts Receivable are considered collectible.  EnerTeck performs ongoing credit evaluations as to the financial condition of its customers.  Generally, no collateral is required.

EnerTeck at times has cash in bank in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  At December 31, 2009, EnerTeck had $52,000 in cash which is within FDIC insurance limits.

NOTE 11 - REVENUE FROM MAJOR CUSTOMERS

In the past the Company had one customer, which represented the majority of the Company’s revenues.   During 2009 this customer represented 0.0% of the Company’s sales as compared to 83.3% of the Company’s sales revenues for the year ended December 31, 2008.   This customer itself suffered from the weakened economy and is currently testing our Company’s principal product line on additional segments of its business.  This customer has again ordered in 2010, subsequent to the December 31, 2009 close and is still a significant part of our business; however as other customer testing is completed in other industries their individual impact on our business will lessen.   The Company had no receivables outstanding from this major customer at year end December 31, 2009.  During 2009 another customer represented 50% of the Company’s sales, and accounted for 86% of the Company’s receivables at December 31, 2009.