Form 10-Q
period 2010-03-31
ENERTECK CORP
filed 2010-05-13
CIK 1128353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes   ☐                      No   ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 21,982,616 outstanding as of May 1, 2010.

PART I - FINANCIAL INFORMATION

ENERTECK CORPORATION

Index to Financial Information
Period Ended March 31, 2010

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Unaudited	Audited
	March 31, 2010	Dec. 31, 2009
ASSETS

Current assets
Cash	$37,830	$52,129
Inventory	156,565	168,380
Receivables – Trade	235,225	243,855
Receivables - Employee	500	500
Prepaid Expenses	47,539	20,129
Total current assets	$477,660	484,992

Intellectual Property	$1,451,980	1,596,644

Property and equipment, net of accumulated depreciation of $290,635 and $280,264, respectively	120,827	130,365
Total assets	$2,050,466	$2,212,002

LIAB. AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Notes Payable - Current Portion	$550,000	$500,000
Accounts payable	171,847	155,447
Shareholder Loans and Advances	280,000	230,000
Accrued Interest	24,237	19,187
Other Accrued liabilities	465,005	293,619
Total current liabilities	$1,470,257	$1,198,254

Long Term Liabilities
Notes Payable	$50,000	$50,000
Total Long Term Liabilities	$50,000	$50,000

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
Common stock, $.001 par value, 100,000,000 shares authorized, 21,637,788 and 21,637,788 shares issued and outstanding, respectively	21,638	21,638
Additional paid-in capital	22,396,617	22,396,617
Accumulated deficit	(21,888,046)	(21,454,506)
Total stockholders’ equity	530,209	963,749

Total liabilities and stockholders’ equity (deficit)	$2,050,466	$2,212,002

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Revenues	$99,526	$21,152
Cost of goods sold	20,059	6,054
Gross profit	$79,467	$15,254

General and Administrative Expenses:
Wages	$211,239	$184,320
Stock-based Compensation	0	25,469
Depreciation	10,371	8,414
Amortization	144,664	0
Other Selling, Gen. & Admin. Exp.	137,905	84,033
Total Expenses	$504,179	$302,236

Operating loss	$(424,712)	$(287,138)

Interest Income	6	34
Interest expense	(8,832)	(10,103)
Net Income (loss)	$(433,538)	$(297,207)

Weighted average shares outstanding:	$(0.02)	$(0.02)
Basic and diluted	21,637,788	19,087,788

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2010 (Unaudited)

	March 31,	March 31,
	2010	2009
Net (loss)	$(433,538)	$(297,208)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	155,035	8,414
Warrants /Options Expense	0	25,469
Changes in operating assets and liabilities:
Accounts receivable	8,629	(9,612)
Inventory	11,815	(37,171)
Prepaid expenses and other	(27,409)	(11,584)
Accounts payable	16,400	(7,649)
Accrued Interest payable	5,050	10,094
Accrued Liabilities	150,551	26,202
NET CASH USED IN OPERATING ACTIVITIES	$(113,467)	$(269,875)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(832)	$0
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(832)	$0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Stockholder Notes Payable and Advances	100,000	250,000
CASH PROVIDED BY FINANCING ACTIVITIES	$100,000	$250,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(14,299)	$(19,875)
Cash and cash equivalents, beginning of Quarter	52,129	106,240
Cash and cash equivalents, end of Quarter	$37,830	$86,365
Cash paid for:
Income tax	$0	$0
Interest	$0	$0

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

Diluted net income (loss) per common share is computed by dividing the net income applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2010 and 2009, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Pursuant to the employment agreement entered into with Gary B. Aman during the first quarter of 2009, the Company granted Mr. Aman an option to purchase 200,000 shares of Common Stock of the Company at an exercise price of $1.00 per share, all of which became 100% vested on January 1, 2010 and shall expire March 27, 2014.

In May 2009, the Company issued 250,000 shares of common stock to Wakabayashi Fund, LLC (“Wakabayashi”) for consulting services to be rendered pursuant to a consulting agreement entered into in May 2009 between the Company and Wakabayashi.  Such shares were valued at the closing price of Company stock at the date of issuance and an expense of $225,000 was recorded.

During the third quarter of 2009, options to acquire 64,200 shares were issued under our 2003 Stock Option Plan to five employees which options are immediately exercisable.  These options have an exercise price of $0.55 per share and expire in five years from their issue date.   These options were valued using the Black-Scholes Model and the fair value of $35,295 was charged to operations in the third quarter of 2009.  We applied the following assumptions:
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

No warrants have been exercised during 2010 or 2009.

NOTE 6 – PRIVATE OFFERING

During the second quarter of 2009, we issued 1,600,000 shares of our common stock at $0.50 per share to five investors for total gross proceeds of $800,000 in a private placement offering to accredited investors only.   An additional 700,000 shares, at $0.50 per share, were issued in the third quarter of 2009 to three other investors in connection with additional proceeds of $350,000 which had been advanced by such investors during the second quarter of 2009.   An additional $30,000 has been advanced towards this offering from one other investor who advanced funds for this offering during the second quarter of 2009.

NOTE 7 – RELATED PARTY NOTES AND ADVANCES

On July 7, 2009, the Company entered into a $100,000 unsecured promissory note with an officer, due on demand.  Interest is payable at 12% per annum.  Also, on December 11, 2009, the Company entered into a $50,000 note with a shareholder/director. Interest is 5% per annum.  The principal balance of the note is due on the earlier of December 11, 2012, or upon completion by the Company of equity financing in excess of $1.0 million in gross proceeds.  Interest on the loan is payable on the maturity date at the rate of 5% per annum.  Such shareholder/director advanced the Company $50,000 during the first quarter of 2010.  This advance is due on demand and does not bear interest.

NOTE 8 – CONVERTIBLE NOTE PAYABLE

On February 10, 2010, the Company entered into a $50,000 convertible promissory note with Wayside Ventures, LLC due on October 10, 2010.  Interest is payable at 8% per annum.  At anytime Wayside Ventures, LLC shall have the right to convert any unpaid portion of the note into capital stock prior to the maturity date.  (See Note 11)

NOTE 9 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the quarter ending March 31, 2010 and the year ended December 31, 2009, the Company incurred net losses of $434,000  and $2,054,000 respectively .  In addition, at the quarter ending March 31, 2010 and year ending December 31, 2009, the Company has an accumulated deficit of $21,888,000 and $21,455,000 respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.   The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 10 — RECENTLY ISSUED AUTHORITATIVE ACCOUNTING GUIDANCE

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

NOTE 11 — SUBSEQUENT EVENTS

Subsequent to the quarter ended March 31, 2010, the Company issued 344,828 shares of common stock to a third party in connection with the conversion of a $50,000 loan made to the Company in February 2010.

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

RESULTS OF OPERATIONS

Revenues

We recorded $99,526 sales revenues for the three months ended March 31, 2010, compared to sales revenues of $21,152, in the same period of 2009.   The increase in revenues for the first three months of 2010 compared to the prior year period was primarily due to a sale to our largest customer and the increase of sales activity with new customers.     As the economy hopefully improves, this business should increase back to or greater than prior levels during the later part of 2010 and into 2011.

We also determined that for the future growth of the EnerBurn market it is necessary to restructure our marketing force and make a concerted effort to expand into larger U.S. and international markets.    We believe our initial efforts in this area have been successful.  Effective January 1, 2009, the marketing effort for the Company changed with the addition of a new executive officer (who has been and remains a director), a change in marketing personnel and a new focus on marketing strategy.  A significant piece of new business, larger than any we have previously sold was closed subsequent to the close of the first quarter of 2010.   The Company has completed nearly a year of testing for one of the largest trucking companies in the U.S. which is expected to lead to initial shipments as soon as infrastructure equipment can be installed and put into operation.    We are also working on the opening of other new markets both within the U.S. and in Europe and anticipate the generation of  new sales during 2010 and 2011.

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

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $79,000 or 79.8% of sales for the three month period ended March 31, 2010, compared to $15,000 or 71.4% of sales for the three period ended March 31, 2009.   In terms of absolute dollars, the increase for the three month periods is a direct reflection of the difference in sales volume for the two periods.    It is expected that sales should increase  during the balance of 2010 and thereafter primarily due to the completion of testing and the closing of sales with one of the major U.S. trucking companies.

Cost of goods sold was $20,000 for the three period ended March 31, 2010, which represented 20.2% of revenues, as compared to $6,000 for the three months ended March 31, 2009 which represented 28.6% of revenues.      Since its purchase in July 2006, we have owned the EnerBurn technology and associated assets.  Although our manufacturing is performed for us by an unrelated third party, we should continue to realize better gross margins due to the manufacturing our own product lines, compared to those we had achieved in the past when we purchased all of our products from an outside vendor.

Costs and Expenses

Operating expenses were $504,000 for the three months ended March 31, 2010 as compared to $300,000 for the three months ended March 31, 2009.  Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses.  While there has been an increase in costs and expenses for the three month period ended March 31, 2010 compared to the prior year period, it is felt that these increases will lead to a considerable increase in earnings potential in 2010 and future years.  Such increases were primarily due to Wages which increase to $211,000 for the three months ended March 31, 2010 as compared to $184,000 for the same period in 2009 and to other selling, general and administrative expenses which increased to $138,000 for the three months ended March 31, 2010 from $84,000 for the prior year period,.  Depreciation also increased to $10,000 for the three months ended March 31, 2010 from $8,000 for the three months ended March 31, 2009.    Of the total $211,000 in wages for the first three months of 2010, $121,000 was not paid in cash during the period and was accrued to a later date when funds become available.

Other Income and Expenses for the three months ended March 31, 2010 were a negative $9,000 as compared to a negative $10,000 for the three months ended March 31, 2009.    Of this amount for 2010, $9,000 was accrued interest expense for the notes payable as compared to $10,000 in accrued interest expense for the same period in 2009.

Net Loss

We reported a net loss of $434,000 during the three months ended March 31, 2010, as compared to net losses of $297,000 for the three months ended March 31, 2009.   The additional loss was primarily due to additional costs and expenses of $57,000 for the three months ended March 31, 2010 compared to the prior year period and the write down of the technology of $145,000 in the first quarter of 2010, offset by a small increase in gross profit achieved in the first quarter of 2010 compared to the first quarter of 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2010, we had working capital deficit of ($993,000) and stockholders’ equity of $530,000 compared to a working capital deficit of ($713,000) and stockholders equity of $964,000 on December 31, 2009.

On March 31, 2010, we had $43,000 in cash, total assets of $2,050,000 and total liabilities of $1,520,000, compared to $52,000 in cash, total assets of $2,212,000 and total liabilities of $1,248,000 on December  31, 2009.

For the three months ended March 31, 2010, we had investing activities of  a negative $832 compared to investing activities of $0 for the three months ended March 31, 2009.  Cash provided by financing activities was $100,000 for the three months ended March 31, 2010 as compared to $250,000 for the three months ended March 31, 2009.

Net cash provided by operating activities was negative $113,000 for the three months ended March 31, 2010 caused primarily by a non cash income items of $155,000, accrued liabilities of $151,000, accounts payable of $16,000 and inventory of $12,000, offset by the net loss of ($434,000) and prepaid expenses and other of ($27,000).  Net cash used in operating activities was $270,000 for the three months ended March 31, 2009 which was primarily due to a net loss of ($297,000), inventory of ($37,000), accrued liabilities of $26,000, stock options of $25,000and accrued interest payable of $10,000.

For the three months ended March 31, 2010, we had investing activities of a negative $832 due to purchase of capital assets compared to investing activities of $0 for the three months ended March 31, 2009.  Cash provided by financing activities was $100,000 for the three months ended March 31, 2010 due to a shareholder advance compared to $250,000 in cash provided by financing activities for the period ended March 31, 2009 due to shareholder notes payable and advances.

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

In the past, we have been able to finance our operations primarily from capital which has been raised.  To date, sales have not been adequate to finance our operations without investment capital.  As described above, cash provided by financing activities was $100,000 for the three months ended March 31, 2010 due to a shareholder advance.  For the year ended December 31, 2009, cash provided by financing activities was $930,000 primarily from the sale of common stock of $1,150,000, shareholder advances of $30,000 and proceeds from a shareholder note payable of $250,000, offset by the $500,000 payment on the intellectual property.   This compares to $394,000 from financing activities for the year ended December 31, 2008 primarily from $334,000 received from the exercise of warrants, and $560,000 received from private stock placement, offset by $500,000 paid on the intellectual property in 2008.

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

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts.  The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers.  As of March 31, 2010, there are no uncollectible accounts and no allowance has been provided.

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

Diluted net income (loss) per common share is computed by dividing the net income applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding   plus potential dilutive securities. For 2010 and 2009, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Item 4T.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no material changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ENERTECK CORPORATION
(Registrant)

Dated: May 13, 2010	By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2010	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)