Form 10-Q
period 2010-06-30
ENERTECK CORP
filed 2010-08-13
CIK 1128353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to ________

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
Yes   ☐      No   ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 21,982,616 outstanding as of August 1, 2010.

PART I - FINANCIAL INFORMATION

ENERTECK CORPORATION

Index to Financial Information
Period Ended June 30, 2010

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Unaudited	Audited
	June 30, 2010	Dec. 31, 2009
ASSETS

Current assets		,
Cash	$86,733	$52,129
Inventory	147,602	168,380
Receivables – Trade	215,975	243,855
Receivables - Employee	500	500
Prepaid Expenses	34,710	20,129
Total current assets	$485,520	484,992

Intellectual Property - Net	$1,307,316	1,596,644

Property and equipment, net of accumulated depreciation of $301,006 and $280,264, respectively	110,456	130,365
Total assets	$1,903,292	$2,212,002

LIAB. AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Notes Payable - Current Portion	$280,679	$500,000
Accounts payable	191,109	155,447
Shareholder Advances	580,000	230,000
Accrued Interest	40,107	19,187
Other Accrued liabilities	584,746	293,619
Total current liabilities	$1,676,641	$1,198,253

Long Term Liabilities
Shareholder Advances and Notes	$64,800	$50,000
Notes Payable	$21,789	0
Total Long Term Liabilities	$86,589	$50,000

Stockholders’ Equity (Deficit)
Common stock, $.001 par value, 100,000,000 shares authorized, 21,982,616 and 21,637,788 shares issued and outstanding, respectively	21,983	21,638
Additional paid-in capital	22,517,643	22,396,617
Accumulated deficit	(22,399,564)	(21,454,506)
Total stockholders’ equity	140,062	963,749

Total liabilities and stockholders’ equity (deficit)	$1,903,292	$2,212,002

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$92,582	$43,908	$192,108	$65,060
Cost of goods sold	9,333	13,589	29,392	20,024
Gross profit	$83,249	$30,319	$162,716	$45,036

General and Administrative Expenses:
Wages	$197,635	$200,144	$408,874	$384,465
Non-cash compensation	0	250,469	0	275,938
Depreciation	10,371	8,447	20,742	16,861
Amortization	144,664	0	289,328	0
Other Selling, Gen. & Admin. Exp.	223,273	150,009	361,179	233,620
Total Expenses	$575,943	$609,069	$1,080,122	$910,884

Operating loss	$(492,694)	$(578,750)	$(917,406)	$(865,848)

Interest Income	4	24	10	58
Other Income	0	10,030	0	9,988
Interest expense	(18,829)	(10,307)	(27,661)	(20,410)
Net Income (loss)	$(511,519)	$(579,003)	$(945,057)	(876,212)

Weighted average shares outstanding:	$(0.02)	$(0.03)	$(0.04)	$(0.05)
Basic and diluted	21,903,040	19,417,458	21,771,147	19,253,534

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2010 (Unaudited)

	June 30,	June 30,
	2010	2009
Net (loss)	$(945,058)	$(876,211)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and Amortization	313,028	16,861
Common Stock to Consultants	0	225,000
Warrants /Options Expense	0	50,938
Changes in operating assets and liabilities:
Accounts receivable	27,879	(17,927)
Inventory	20,778	(39,838)
Prepaid expenses and other	66,100	(32,479)
Accounts payable	35,662	44,598
Accrued Interest payable	20,920	20,400
Accrued Liabilities	291,127	76,203
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(169,564)	$(532,453)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(832)	$999
Write down of Intellectual Property	0	0
Employee advances	0	0
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(832)	$999

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder Notes Payable and Advances and other Loans	$505,000	$380,000
Proceeds from Sale of Common Stock	0	800,000
Payment on note payable – Intellectual Property	(300,000)	0
CASH PROVIDED BY FINANCING ACTIVITIES	$205,000	$1,180,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$34,604	$646,547
Cash and cash equivalents, beginning of Quarter	52,129	106,240
Cash and cash equivalents, end of Quarter	$86,733	$752,787
Cash paid for:
Income tax	$0	$0
Interest	$6,741	$0

ENERTECK CORPORATION and SUBSIDIARY,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying Unaudited interim consolidated financial statements of EnerTeck Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in EnerTeck’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2009 as reported in the Form 10-K have been omitted.

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

NOTE 7 – RELATED PARTY NOTES AND ADVANCES

On July 7, 2009, the Company entered into a $100,000 unsecured promissory note with an officer, due on demand.  Interest is payable at 12% per annum.  Also, on December 11, 2009, the Company entered into a $50,000 note with a shareholder/director. Interest is 5% per annum.  The principal balance of the note is due on the earlier of December 11, 2012, or upon completion by the Company of equity financing in excess of $1.0 million in gross proceeds.  Interest on the loan is payable on the maturity date at the rate of 5% per annum.  Such shareholder/director advanced the Company $50,000 during the first quarter of 2010.  On June 1, 2010, the Company  issued such shareholder/director a $50,000 convertible promissory note for such advance which shall be due and payable on June 1, 2013 and accrue interest at  8.0% per annum payable at maturity and which may be converted at any time  into shares of common stock.  The assignment of the conversion feature of the note resulted in a loan discount being recorded. The discount amount of $36,207 is being amortized over the original thirty-six month term of the debt as additional interest expense. Amortization was $1,004 for the quarter ending June 30, 2010. During the second quarter of 2010, the shareholder/director advanced an additional $300,000.  Such advance is due on demand and bears interest at 5% per annum.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On February 10, 2010, the Company entered into a $50,000 convertible promissory note with Wayside Ventures, LLC due on October 10, 2010.  Interest is payable at 8% per annum.  At anytime Wayside Ventures, LLC shall have the right to convert any unpaid portion of the note into shares of common stock prior to the maturity date.  During the second quarter of 2010, Wayside Ventures, LLC converted the note into 344,828 shares of common stock.

On June 7, 2010, the Company entered into a $55,000 convertible promissory note with Asher Enterprises, Inc. due on December 8, 2011.  Interest is payable at 8% per annum.  At any time during the period beginning 120 days following the date of the promissory note until maturity, Asher Enterprises, Inc. shall have the right to convert any unpaid portion of the note into shares of common stock. The assignment of the conversion feature of the note resulted in a loan discount being recorded. The discount amount of $35,164 is being amortized over the original eighteen month term of the debt as additional interest expense. Amortization was $1,954 for the quarter ending June 30, 2010.

NOTE 9 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the six months ended June 30, 2010 and the year ended December 31, 2009, the Company incurred net losses of $945,000  and $2,054,000 respectively .  In addition, at the six months ended June 30, 2010 and year ended December 31, 2009, the Company has an accumulated deficit of $22,400,000 and $21,455,000 respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 10 — RECENTLY ISSUED AUTHORITATIVE ACCOUNTING GUIDANCE

In June 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative U. S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All non-grandfathered, non-SEC accounting literature not included in the Codification became non authoritative. The Codification became effective for the period ended September 30, 2009 and did not have a significant impact on the Company’s financial statements.

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

NOTE 11 — SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 2010, three shareholders advanced $500,000 to the Company as shareholder loans.

Econalytic Systems, Inc. (“Econalytic”) filed suit in late April 2009 against the Company in the District Court, Boulder County, Colorado in which Econalytic is seeking a declaratory judgment which would permit it to sell certain technology which Econalytic claims it retained and is permitted to sell under the EnerBurn Acquisition Agreement.  In July 2009, the Company filed an answer and counterclaims against Econalytic in such action claiming breach of contract and misappropriation of trade secrets and seeking a declaratory judgment specifically interpreting and clarifying the Company’s rights under the EnerBurn Acquisition Agreement.  On August 14, 2009, the Company removed the state court lawsuit pending in District Court in Boulder, Colorado to the United States District Court in Denver, Colorado.  In addition, the Company filed a motion requesting the court grant the Company leave to pay the remaining installments under the EnerBurn Acquisition Agreement into the registry of the court pending adjudication of such matter; which leave was granted.

On March 31, 2010, the parties to the lawsuit entered into a settlement agreement pursuant to which, among other things, the remaining installments due under the EnerBurn Acquisition Agreement were paid by the Company on July 22, 2010, along with an additional sum of $75,000.  Such amounts were fully accrued and expensed as of June 30, 2010.

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

RESULTS OF OPERATIONS

Revenues

We recorded $93,000 sales revenues for the three months and $192,000 for the six months ended June 30, 2010, compared to sales revenues of $44,000 and 65,000, in the same periods of 2009.   The increase in revenues for the first six months of 2010 compared to the prior year period was primarily due to a slow build up in our customer base that is due primarily to the successful testing of our product EnerBurn over the past year.     The equipment problems with the chemical delivery infrastructure on the Mississippi River discovered in prior years have been investigated and corrected and are in the process of being tested.  This should result in an increase in sales in the future as the economy recovers.     These equipment upgrades allow for a much higher use rate of EnerBurn on the Mississippi River.   The continued recessionary period has caused a slowdown in the business of many of our customers.   As the economy hopefully improves, this business should increase back to or greater than prior levels during the latter part of 2010 and into 2011.

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

On July 28, 2005, EnerTeck Sub had entered into an Exclusive Reseller and Market Development Agreement (the “Custom Agreement”) with Custom, a subsidiary of Ingram Barge.  Under the Custom Agreement, EnerTeck Sub has appointed Custom, which provides dockside and midstream fueling from nine service locations in Louisiana, Kentucky, Illinois, West Virginia, Missouri and Iowa, as its exclusive reseller of EnerBurn and the related technology on the Western Rivers of the United States, meaning the Mississippi River, its tributaries, South Pass, and Southwest Pass, excluding the Intra Coastal Waterway.  The Agreement has an initial term of three years and renews automatically for successive one year terms but can be terminated upon 60 days prior written notice by either party.  Custom is not required to purchase a minimum volume of EnerBurn during the term of the Custom Agreement. Subsequent to the signing of the Custom Agreement, Custom obtained the regulatory approvals and installed the blending equipment necessary to facilitate its distribution of EnerBurn.  In February 2006, we delivered our first shipment of EnerBurn to Custom by delivering 4,840 gallons.  During most of 2006, Custom concentrated on completing the required infrastructural work to allow Custom to begin servicing the Ingram and other fleets.  This work was completed late in the second quarter of 2006 and treatment of the Ingram fleet was commenced.  Late in the second quarter, Custom placed a second order of 4,840 gallons.  However, Custom was unable to take delivery until late in the fourth quarter of 2006.  Sales to Custom have been slower than initially anticipated principally due to an equipment problems and delay in the completion of a principal Marine fueling facility for EnerBurn on the Mississippi River.  We believe that each of these problems has been addressed and have been corrected and are in the process of being corrected.  We cannot guarantee that meaningful revenues will be derived in the future from the Custom Agreement.  During 2009, Custom represented 0.0% of the Company’s sales as compared to 83.3% of the Company’s sales revenues for the year ended December 31, 2008.  We believe Custom suffered from the weakened economy although it is currently testing the Company’s principal product line on additional segments of its business.  Custom has again ordered in early 2010, and we still believe will be a significant part of our business.  However, we are hopeful that as other customer testing in completed in other industries, Custom’s impact on our business will lessen.  Nevertheless, at the present time, the business generated by Custom materially impacts our operating results.

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

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $83,000 or 90% of sales for the three month period ended June 30, 2010, compared to $30,000 or 69.0% of sales for the three period ended June 30, 2009.  For the six months ended June 30, 2010, gross profit was $163,000 or 84.0% of sales as compared to $45,000 or 69.3% of sales for the six months ended June 30, 2009.  In terms of absolute dollars, the increase for the three and six month periods is a direct reflection of the difference in sales volume for the two periods in 2010 arising from a growth in our customer base compared to the comparable periods of 2009.    It is expected that sales should increase significantly during the later part of 2010 and thereafter due to the recent completion of testing with one of the major U.S. trucking companies and with one of America’s largest heavy construction companies.

Cost of goods sold was $9,000 and $29,000 for the three and six month periods ended June 30, 2010, which represented 10.0% and 15.0% of revenues, as compared to $14,000 and $20,000 for the three and six months ended June 30, 2009 which represented 31.0% and 30.8% of revenues.  Since its purchase in July 2006, we have owned the EnerBurn technology and associated assets.  Although our manufacturing is performed for us by an unrelated third party, we should continue to realize better gross margins due to the manufacturing our own product lines, compared to those we had achieved in the past when we purchased all of our products from an outside vendor.

           Costs and Expenses

Operating expenses were $576,000 for the three months and $1,080,000 for the six months ended June 30, 2010 as compared to $609,000 for the three months and $911,000 for the six months ended June 30, 2009.  Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses.    While wages and depreciation were relatively consistent from period to period in the three and six months ended June 30, 2010 compared to the comparable periods of the prior year, there were considerable changes in non-cash compensation and other selling, general and administrative expenses.

Other selling, general and administrative expenses increased to $223,000 for the three months and $361,000 for the six month ended June 30, 2010 from $150,000 and $234,000 for the prior year periods.  Non-cash compensation decreased to $0 for the three months and $0 for the six months ended June 30, 2010 from $250,000 and $276,000 for the prior year periods.  Wages were $198,000 for the three months and $409,000 for the six months ended June 30, 2010 compared to $200,000 and $384,000 for the prior year periods.    The majority to wages for the period have been accrued until such time that sufficient funds are available to pay them in full.     Depreciation increased to $10,000 for the three months and $21,000 for the six months ended June 30, 2010 from $8,000 for the three months and $17,000 for the six months ended June 30, 2009.

Other Income and Expenses for the three months ended June 30, 2010 were a negative $19,000 for the three months and $28,000 for the six months as compared to a negative $5,000 for the three months and negative $10,000 for the six months ended June 30, 2009.

Net Loss

We reported a net loss of $512,000 during the three months and $945,000 for the six months ended June 30, 2010, as compared to net losses of $584,000 for the three months and $876,000 for the six months ended June 30, 2009.    The additional loss was primarily due to the write down of the technology of $145,000 and $289,000 in the three and six months ended June 30, 2010 compared to no impairment expense in the three and six months ended June 30, 2009 offset by a reduced operating loss in the three and six months ended June 30, 2010 compared to the prior year periods.

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

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2010, we had working capital deficit of ($1,241,000) and stockholders’ equity of $140,000 compared to a working capital deficit of ($713,000) and stockholders equity of $964,000 on December 31, 2009.

On June 30, 2010, we had $87,000 in cash, total assets of $1,972,000 and total liabilities of $1,832,000, compared to $52,000 in cash, total assets of $2,212,000 and total liabilities of $1,248,000 on December  31, 2009.

Net cash provided by operating activities was $169,000 for the six months ended June 30, 2010 compared to net cash used in operating activities of $532,000 for the six months ended June 30, 2009.   Such changes from period to period were primarily the result of a net loss of $945,000 for the six months ended June 30, 2010 compared to a net loss of $876,000 for the six months ended June 30, 2009, as well as changes from period to period in accounts receivable, inventory, prepaid expenses, accounts payable, accrued interest payable and accrued other expenses.

For the six months ended June 30, 2010, we had cash used in investing activities of $1,000 compared to cash provided by investing activities of $1,000 for the six months ended June 30, 2009.

Cash provided by financing activities was $205,000  for the six months ended June 30, 2010 from the sale of common stock,  Shareholder advances and other loans aggregating $505,000 offset by payment on the note payable due on the intellectual property of $300,000.   This compares to $1,178,000 for the same period in 2009 from the sale of common stock and shareholder advances.

On July 13, 2006, we completed the acquisition of the EnerBurn formulas, technology and associated assets pursuant to an Asset Purchase Agreement executed as of the same date (the “EnerBurn Acquisition Agreement”) between the Company and the owner of Ruby Cat (the “Seller”).  Pursuant thereto, the Company acquired from the Seller all of its  rights with respect to the liquid diesel motor vehicle fuel additives known as EC5805A and EC5931A products (the “Products”) as well as its rights to certain intellectual property and technology associated with the Products (collectively, the “Purchased Assets”).  The purchase price for the Purchased Assets was $3.0 million, payable as follows: (i) $1.0 million paid on July 13, 2006 in cash, and (ii) the remaining $2.0 million evidenced by a promissory note (the “Note”) bearing interest each month at a rate of 4.0% per annum, compounded monthly, and which shall be paid in four annual payments of $500,000 plus accumulated interest to that date on each anniversary of the closing until the entire purchase price is paid in full.  In order to secure the debt represented by the Note, the Company executed and delivered to the Seller a Security Agreement in which the Company granted the Seller a first priority lien on the Purchased Assets.  The foregoing payments will draw significantly on future cash reserves.  This acquisition, however, allows us to manufacture our own on and off road versions of the EnerBurn product line and will allow for significant savings in the cost requirements of product sales from manufacturing.  The first payment of $500,000 was made in advance in May 2007.  An additional $500,000 due July 13, 2008 was also made in advance of the due date, on July 3, 2008.  Due to  litigation commenced between the Company and the Seller, the Company requested the court to grant it leave to pay the remaining installments under the EnerBurn Acquisition Agreement  into the registry of the court pending adjudication of such matter.  The court granted the request and the Company paid the third annual installment of $500,000 plus accrued interest into the registry on July 13, 2009.  On March 31, 2010, the parties to the lawsuit entered into a settlement agreement pursuant to which, among other things, the remaining installments due under the EnerBurn Acquisition Agreement were paid by the Company on July 22, 2010, along with an additional sum of $75,000.

In the past, we have been able to finance our operations primarily from capital which has been raised.  To date, sales have not been adequate to finance our operations without investment capital.  As described above, cash provided by financing activities was $205,000 for the six months ended June 30, 2010 resulting from $505,000 received from the sale of common stock and Shareholder advances and other loans offset by $300,000 paid on the intellectual property.  Subsequent to the quarter ended June 30, 2010, three shareholders advanced 400,000 to the Company as shareholder loans.  For the year ended December 31, 2009, cash provided by financing activities was $930,000 primarily from the sale of common stock of $1,150,000, shareholder advances of $30,000 and proceeds from a shareholder note payable of $250,000, offset by the $500,000 payment on the intellectual property.   This compares to $394,000 from financing activities for the year ended December 31, 2008 primarily from $334,000 received from the exercise of warrants, and $560,000 received from private stock placement, offset by $500,000 paid on the intellectual property in 2008.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition  to our current cash and cash equivalents together with projected cash flows from operations and projected revenues we will require additional investment to satisfy our contemplated cash requirements for the next 12 months.  No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all.    We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million, which includes the amount we will have to pay in 2010 for the anticipated cost of inventory for late 2010 business.    Other than the Note Payables, we currently have no material commitments for capital requirements.  Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis.  As mentioned above, management acknowledges that sales revenues for 2009 and for year to date in 2010 have been considerably less than earlier anticipated.  This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy.   Management expects that sales should show significant increases in the later parts of 2010.  No assurances can be made that we will be able to obtain required financial on terms acceptable to us or at all.  Our contemplated cash requirements beyond 2010 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.  Management anticipates that sales should show significant increases during the latter part of 2010.

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

Inventory

Inventory consists of market ready EnerBurn plus raw materials required to manufacture the products. Inventory is valued at the lower of cost or market, using the average cost method. Also included in inventory are three large Hammonds EnerBurn doser systems amounting to $57,000, which will be transferred to marine or railroad customers during 2009 and 2010.   The Company’s remaining inventory was split on approximately a 60/40 basis between raw materials and finished goods at June 30, 2010.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts.  The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers.  As of June 30, 2010, there were no uncollectible accounts and no allowance has been provided.

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

Item 4T.   Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Econalytic Systems, Inc. (“Econalytic”) filed suit in late April 2009 against the Company in the District Court, Boulder County, Colorado in which Econalytic is seeking a declaratory judgment which would permit it to sell certain technology which Econalytic claims it retained and is permitted to sell under the EnerBurn Acquisition Agreement.  In July 2009, the Company filed an answer and counterclaims against Econalytic in such action claiming breach of contract and misappropriation of trade secrets and seeking a declaratory judgment specifically interpreting and clarifying the Company’s rights under the EnerBurn Acquisition Agreement.  On August 14, 2009, the Company removed the state court lawsuit pending in District Court in Boulder, Colorado to the United States District Court in Denver, Colorado.  In addition, the Company filed a motion requesting the court grant the Company leave to pay the remaining installments under the EnerBurn Acquisition Agreement into the registry of the court pending adjudication of such matter; which leave was granted.  Such lawsuit was recently settled by the parties pursuant to which, among other things, the remaining installments due under the EnerBurn Acquisition Agreement were paid by the Company, along with an additional sum of $75,000, and the parties agreed that the purchase by the Company of the liquid diesel motor vehicle fuel additives known as EC5805A and EC5931A products under the EnerBurn Acquisition Agreement had no restrictions on the Company's subsequent use of these additives and formulas, and that the transaction in EnerBurn Acquisition Agreement was the purchase of all of Econalytic right, title and interest in EC5805A and EC5931A.

Item 1A. Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2010, we issued 344,828 shares of our common stock to an unrelated third party in connection with the conversion of a $50,000 loan made to the Company in February 2010.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved.]

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

ENERTECK CORPORATION
(Registrant)

Dated: August 13, 2010	By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2010	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)