Form 10-Q
period 2010-09-30
ENERTECK CORP
filed 2010-11-12
CIK 1128353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes   ☐                      No   ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 21,982,616 outstanding as of November 1, 2010.

PART I - FINANCIAL INFORMATION

ENERTECK CORPORATION

Index to Financial Information
Period Ended September 30, 2010

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Unaudited	Audited
	September 30, 2010	Dec. 31, 2009
ASSETS

Current assets
Cash	$85,981	$52,129
Inventory	198,004	168,380
Receivables – Trade	197,423	243,854
Receivables - Employee	0	500
Prepaid Expenses	27,434	20,129
Total current assets	$508,842	484,992

Intellectual Property	$1,162,652	1,596,644
Property and equipment, net of accumulated depreciation of $311,377 and $280,264, respectively	100,084	130,365
Total assets	$1,771,578	$2,212,002

LIAB. AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Notes Payable - Current Portion	$0	$500,000
Accounts payable	177,173	155,447
Shareholder Loans and Advances	1,080,000	230,000
Accrued Interest	30,964	19,187
Other Accrued liabilities	723,718	293,619
Total current liabilities	$2,011,855	$1,198,254

Long term liabilities
Shareholder Advances and notes	$95,466	$50,000
Total long term liabilities	$95,466	$50,000

Stockholders’ Equity (Deficit)
Common stock, $.001 par value, 100,000,000 shares authorized, 21,982,616 and 21,637,788 shares issued and outstanding, respectively	21,983	21,638
Additional paid-in capital	22,517,643	22,396,618
Accumulated deficit	(22,875.369)	(21,454,507)
Total stockholders’ equity	$(335,743)	963,749

Total liabilities and stockholders’ equity (deficit)	$1,771,578	$2,212,002

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$33,307	$294,195	$225,415	$359,255
Cost of goods sold	9,791	31,546	39,183	51,570
Gross profit	$23,516	$262,649	$186,232	$307,685

General and Administrative Expenses:
Wages	$190,272	$195,593	$599,146	$580,058
Stock-based Compensation	0	60,764	0	336,702
Depreciation	10371	11,394	31,113	28,255
Amortization	144,664	0	433,992	0
Other Selling, Gen. & Admin. Exp.	131,157	173,462	492,336	407,082
Total Expenses	$350,828	$441,213	$1,556,587	$1,352,097

Operating loss	$(452,948)	$(178,564)	$(935,856)	$(1,044,412)

Interest Income	12	192	22	250
Other Income	0	2,327	0	12,315
Interest expense	(22,869)	(8,643)	(50,530)	(29,054)
Net Income (loss)	$(475,805)	$(184,688)	$(1,420,863)	$(1,060,901)

Weighted average shares outstanding:	$(0.02)	$(0.01)	$(.07)	$(0.05)
Basic and diluted	21,982,616	21,219,310	21,842,411	19,915,993

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2010 (Unaudited)

	September 30,	September 30,
	2010	2009
Net (loss)	(1,420,863)	$(1,060,900)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and Amortization	476,942	28,255
Common Stock to Consultants	0	225,000
Warrants /Options Expense	0	111,702
Gain on sale of asset	0	(2,310)
Changes in operating assets and liabilities:
Accounts receivable	46,431	(276,907)
Inventory	(29,623)	(14,863)
Prepaid expenses and other	(7,304)	(17,791)
Accounts payable	21,725	45,682
Accrued Interest payable	11,777	(12,839)
Accrued Liabilities	430,099	126,203
NET CASH USED IN OPERATING ACTIVITIES	$(470,816)	(848,768)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(832)	$(11,000)
Proceeds from sale of assets	(0)	7,100
Employee advances	500	(1,400)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(332)	$(5,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder Notes Payable and Advances and other loans	$1,005,000	$230,000
Proceeds from stock sales	0	1,150,000
Payment on Intellectual Property	(500,000)	(500,000)
CASH PROVIDED BY FINANCING ACTIVITIES	$505,000	$880,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$33,852	$25,932
Cash and cash equivalents, beginning of Quarter	52,129	106,240
Cash and cash equivalents, end of Quarter	$85,981	$132,172
Cash paid for:
Income tax	$0	$0
Interest	$19,537	$41,882

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

NOTE 7 – RELATED PARTY NOTES AND ADVANCES

On July 7, 2009, the Company entered into a $100,000 unsecured promissory note with an officer, due on demand.  Interest is payable at 12% per annum.  Also, on December 11, 2009, the Company entered into a $50,000 note with a shareholder/director. Interest is 5% per annum.  The principal balance of the note is due on the earlier of December 11, 2012, or upon completion by the Company of equity financing in excess of $1.0 million in gross proceeds.  Interest on the loan is payable on the maturity date at the rate of 5% per annum.  Such shareholder/director advanced the Company $50,000 during the first quarter of 2010.  On June 1, 2010, the Company issued such shareholder/director a $50,000 convertible promissory note for such advance which shall be due and payable on June 1, 2013 and accrue interest at  8.0% per annum payable at maturity and which may be converted at any time  into shares of common stock.  The assignment of the conversion feature of the note resulted in a loan discount being recorded. The discount amount of $36,207 is being amortized over the original thirty-six month term of the debt as additional interest expense. Amortization was $3,000 for the quarter ending September 30, 2010.

During the second quarter of 2010, the shareholder/director advanced an additional $300,000.  Such advance is due on demand and bears interest at 5% per annum.

During the third quarter of 2010, three shareholders advanced $500,000 to the Company as shareholder loans.

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

On June 7, 2010, the Company entered into a $55,000 convertible promissory note with Asher Enterprises, Inc. due on December 8, 2011.  Interest is payable at 8% per annum.  At any time during the period beginning 120 days following the date of the promissory note until maturity, Asher Enterprises, Inc. shall have the right to convert any unpaid portion of the note into shares of common stock.  The assignment of the conversion feature of the note resulted in a loan discount being recorded. The discount amount of $35,164 is being amortized over the original eighteen month term of the debt as additional interest expense. Amortization was $5,800 for the quarter ending September 30, 2010.

NOTE 9 – LEGAL PROCEEDINGS

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

NOTE 10 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the nine months ended September 30, 2010 and the year ended December 31, 2009, the Company incurred net losses of $1,420,000  and $2,054,000 respectively .  In addition, at the nine months ended September 30, 2010 and year ended December 31, 2009, the Company has an accumulated deficit of $22,875,000 and $21,455,000 respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis.  Management believes that sales revenues for 2009 and 2008 were considerably less than earlier anticipated primarily due to circumstances which have been corrected or are in the process of being corrected.   Management expects that marine, railroad and trucking sales should show significant increases in 2011 over what has been generated in the past, as a result of the expected outcome of long term client demonstrations from several extremely large new clients, which took place over the fourth quarter of 2009 and will take place over the year ending December 31, 2010.

The Company has been able to generate working capital in the past through private placements and believes that these avenues will remain available to the Company if additional financing is necessary.   No assurance can be made that any of these efforts will be successful.

NOTE 11 — RECENTLY ISSUED AUTHORITATIVE ACCOUNTING GUIDANCE

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

RESULTS OF OPERATIONS

Revenues

We recorded $33,000 sales revenues for the three months and $225,000 for the nine months ended September 30, 2010, compared to sales revenues of $294,000 and $359,000, in the same periods of 2009.   The decrease in revenues for the first nine months of 2010 compared to the prior year period was primarily due to a lack of meaningful revenues in the third quarter of 2010 compared to the third quarter of 2009 in which revenues for such quarter accounted for approximately 82% of revenues achieved during the first nine months of 2009.  A major new customer originally thought to be coming on line during the third quarter has failed to close as of this date.   Negotiations continue, but at this time it is less sure as to where we stand with this customer.  Other significant new business is being actively pursued at this time, however it is too early to speculate as to the size or timing of these customers.    The equipment problems with the chemical delivery infrastructure on the Mississippi River discovered in prior years  have been investigated and corrected and are in the process of being tested.  This should result in an increase in sales in the future as the economy recovers.     These equipment upgrades allow for a much higher use rate of EnerBurn on the Mississippi River.   Also, the testing of what we believe will be a significant new product line is to take place later this quarter.   It is felt that this new product should great enhance our profitability.    The continued recessionary period has caused a slowdown in the business of many of our customers.   As the economy hopefully improves, this business should increase back to or greater than prior levels during the latter part of 2010 and into 2011.

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

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $24,000 or 70.6% of sales for the three month period ended September 30, 2010, compared to $263,000 or 89.5% of sales for the three month period ended September 30, 2009.  For the nine months ended September 30, 2010, gross profit was $186,000 or 82.6% of sales as compared to $308,000 or 85.7% of sales for the nine months ended September 30, 2009.  In terms of absolute dollars, the decrease for the three and nine month periods is a direct reflection of the difference in sales volume for the two periods in 2010 compared to the comparable periods of 2009.    It is expected that sales should increase  during the fourth quarter of 2010 and thereafter due to the recent completion of testing with one of America’s largest heavy construction companies.

Cost of goods sold was $10,000 and $39,000 for the three and nine month periods ended September 30, 2010, which represented 29.4% and 17.4% of revenues, as compared to $32,000 and $52,000 for the three and nine months ended September 30, 2009 which represented 10.8% and 14.3% of revenues.  Since its purchase in July 2006, we have owned the EnerBurn technology and associated assets.  Although our manufacturing is performed for us by an unrelated third party, we should continue to realize better gross margins due to the manufacturing our own product lines, compared to those we had achieved in the past when we purchased all of our products from an outside vendor.

Costs and Expenses

Operating expenses were $476,000 for the three months and $1,557,000 for the nine months ended September 30, 2010 as compared to $441,000 for the three months and $1,352,000 for the nine months ended September 30, 2009.   Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses.  While wages and depreciation were relatively consistent from period to period in the three and nine months ended September 30, 2010 compared to the comparable periods of the prior year, there were considerable changes in non-cash compensation and other selling, general and administrative expenses.

Other selling, general and administrative expenses decreased to $131,000 for the three months and increase to $492,000 for the nine months ended September 30, 2010 from $173,000 and $407,000 for the prior year periods.  Such change in the nine month period was primarily due to the additional cost on testing for three large potential customers. To date this additional testing, while successful, has yet to cause these customers to reach a final decision.   Indications are that one or more these will be making a final decision during this final quarter of the year.     Stock based compensation was $0 for the three and nine months ended September 30, 2010 compared to $61,000 and $337,000 for the three and nine months ended September 30, 2009 due to non-cash compensation for shares of common stock and options issued.  In addition, wages were $190,000 for the three months and $599,000 for the nine months ended September 30, 2010 compared to $196,000 and $580,000 for the prior year periods, and depreciation decreased to $10,000 for the three months and increased to $31,000 for the nine months ended September 30, 2010 from $11,000 for the three months and $28,000 for the nine months ended September 30, 2009.

Other Income and Expenses for the three months ended September 30, 2010 were a negative $23,000 and $51,000 for the three and nine months ended September 30, 2010 compared to a negative $6,000 and $16,000 for the three and nine months ended September 30, 2009.  Such change was primarily due to an impairment expense for the three and nine months ended September 30, 2010 of $145,000 and $434,000 resulting from the writedown of technology.

Net Loss

We reported a net loss of $476,000 during the three months and $1,421,000 for the nine months ended September 30, 2010, as compared to net losses of $185,000 for the three months and $1,061,000 for the nine months ended September 30, 2009.   The additional loss was primarily due to the impairment expense in the three and nine months ended September 30, 2010 compared to no impairment expense in the three and nine months ended September 30, 2010, as well as lower than anticipated sales volume in the first nine months of 2010.

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

At present, one customer, Custom, has represented a majority of our sale revenues to date, although during 2009, Custom represented 0.0% of the Company’s sales.  As stated above, Custom has again ordered in early 2010, and we still believe will be a significant part of our business.  In addition, with Custom’s assistance, negotiations have been underway with several other large customers in the same industry to expand this market.  The loss of Custom as a customer would adversely affect our business and we cannot provide any assurances that we could adequately replace the loss of this customer.  Sales revenues to Custom and its clients have been less to date than had originally been projected.  This has been due primarily to the equipment malfunction and delay in the completion of a principal Marine fueling facility as described above.  With our assistance, each of these problems has been addressed and have been corrected and are in the process of being tested.   It is expected that sales should continue to show significant increases in the latter part of 2010 and 2011.  It is also anticipated that other new customers coming on board during 2010 will lessen the impact of a loss of Custom, should that happen.

A major change in the way EnerTeck does business commenced in the third quarter of 2006 with the completion of the purchase of the EnerBurn technology and the commencement of manufacturing operation.  This gave us permanent, exclusive rights to the EnerBurn formulas and protocols and allows for a much better gross margin than in the past.    The purchase of the EnerBurn technology and associated assets had been completed on July 13, 2006 and both the formulation equipment and raw materials were in place to manufacture both our on and off road product lines.    The opening of the on-road market to our products offers great potential to the Company in coming years.   Our marketing efforts from that point broadened from principally marine applications to a wide range of new industries.  Effective during 2009, the marketing effort for the Company was changed with the addition of a new executive officer (who has been and remains a director) and a new focus on marketing strategy.   New testing protocols have been developed and marketing efforts have expanded to Europe, South America and Australia, with testing either underway or scheduled to commence in the next six months.   In addition, testing of the Company’s new environmental equipment is scheduled to take place during the mid fourth quarter of 2010.    It remains to be seen how, when or if this effort will become successful, however the potential for success is much broader with our increased ability to service these markets.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2010, we had working capital deficit of $1,503,000 and negative stockholders’ equity of $336,000 compared to a working capital deficit of $713,000 and stockholders’ equity of $964,000 on December 31,  2009.

On September 30, 2010, we had $86,000 in cash, total assets of $1,772,000 and total liabilities of $2,107,000, compared to $52,000 in cash, total assets of $2,212,000 and total liabilities of $1,248,000 on December 31, 2009.

Net cash used in operating activities was $483,000 for the nine months ended September 30, 2010 compared to net cash used in operating activities of $849,000 for the nine months ended September 30, 2009.   Such changes from period to period were primarily the result of a net loss of $1,421,000 for the nine months ended September 30, 2010 compared to a net loss of $1,061,000 for the nine months ended September 30, 2009, as well as changes from period to period in accounts receivable, inventory, prepaid expenses, accounts payable, accrued interest payable and accrued other expenses.

For the nine months ended September 30, 2010, we had cash used in investing activities of $ 332 primarily from the purchase of assets compared to cash used in investing activities of $5,300 for the nine months ended September 30, 2009 primarily from capital expenditures offset by the proceeds from the sale of assets.

Cash provided by financing activities was $517,000 for the nine months ended September 30, 2010 from the proceeds of loans and advances made to the Company of $1,017,000, offset by payment on the note payable due on the intellectual property of $500,000.   This compares to $880,000 for the same period in 2009 primarily from the sale of common stock of $1,150,000, shareholder advances of $130,000 and proceeds from a shareholder note payable of $100,000, offset by the $500,000 payment on the intellectual property.

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

In the past, we have been able to finance our operations primarily from capital which has been raised.  To date, sales have not been adequate to finance our operations without investment capital.  As described above, cash provided by financing activities was $517,000 for the nine months ended September 30, 2010 resulting from shareholder advances and other loans of $1,017,000 offset by $500,000 paid as the final payment on the intellectual property.  For the year ended December 31, 2009, cash provided by financing activities was $930,000 primarily from the sale of common stock of $1,150,000, shareholder advances of $30,000 and proceeds from a shareholder note payable of $250,000, offset by the $500,000 payment on the intellectual property.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition  to our current cash and cash equivalents together with projected cash flows from operations and projected revenues we will require additional investment to satisfy our contemplated cash requirements for the next 12 months.  No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all.    We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million, which includes the amount we will have to pay in 2010 for the anticipated cost of inventory for late 2010 and early 2011 business.    Other than the Note Payables, we currently have no material commitments for capital requirements.  Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis.  As mentioned above, management acknowledges that sales revenues for 2009 and for year to date in 2010 have been considerably less than earlier anticipated.  This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy.   Management expects that sales should show increases in the later part of 2010 and 2011.  No assurances can be made that we will be able to obtain required financial on terms acceptable to us or at all.  Our contemplated cash requirements beyond 2010 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

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

Inventory

Inventory consists of market ready EnerBurn plus raw materials required to manufacture the products. Inventory is valued at the lower of cost or market, using the average cost method. Also included in inventory are three large Hammonds EnerBurn doser systems amounting to $57,000, which will be transferred to marine or railroad customers during 2009 and 2010.  Also included in Other Inventory at $38,000 is the prototype Beta unit for a new product line to be added to the Enerteck Product line in late 2010.   If testing is successful, this new product line offers potentially significant opportunities for the company.     The Company’s remaining inventory was split on approximately a 90/10 basis between raw materials and finished goods at September 30, 2010.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers.  As of September 30, 2010, there were no uncollectible accounts and no allowance has been provided.

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

Item 4T.   Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010,  these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ENERTECK CORPORATION
(Registrant)

Dated:	November 12, 2010	By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 12, 2010	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)