Form 10-K
period 2010-12-31
ENERTECK CORP
filed 2011-04-15
CIK 1128353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2010

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
Yes ☐         No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (12,565,197) as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6,785,000.  The number of shares outstanding of the Common Stock ($.001 par value) of the registrant as of the close of business on March 15, 2011 was 22,197,851.

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

Sales revenues for 2009 were considerably less than earlier anticipated primarily due to certain unforeseen events first occurring during 2007 and were still being addressed for much of 2008, 2009 and extending into 2010: (i) an equipment malfunction on the Mississippi River that apparently started early in 2007, which went undetected by the vendor for an extended period of time, causing a severe reduction of fuel dosage of its fleet, (ii) a delay of over a year in the completion of one of the principal Marine fueling facilities for EnerBurn on the Mississippi River from the original date projected until February 2008 which also delayed the shipment and required the reclassification of a material sale from 2007 to 2008, and (iii) a delay of more than two years by  major vendors in the completion of final development, testing and availability of on-truck dosing units required for use by most trucks operating in the trucking industry, until late 2009.  Original versions of this equipment proved faulty, leading to significant additional testing and modification requirements.   As a result, the Company located a second firm to supply another design which can also handle the function for the trucking industry.  With our assistance, most of these problems have been addressed and have been either corrected or are close to being corrected.  In addition, during 2009 the significant downturn in the economy adversely affected our customers in most industries, which continued throughout 2010 and precluded them in many cases from moving forward with testing and installation of injection equipment for the utilization of our products.   We now believe that if not for the occurrence of these events, we may have been able to achieve significant sales in 2010.  It is expected that sales should show significant increases throughout 2011, despite the problems with the economy.

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

In the first quarter of 2011, we have formed a LLC joint venture with Indian Nation Technologies, LLC for the testing and manufacture of an innovative new type of environmental equipment for the remediation of diesel engine emissions for diesel engines in the marine industry.   Indian Nation has filed a patent for this equipment and we will hold the exclusive marketing rights for this technology for the various applications within the marine diesel industry.   Testing is set to commence during the first and second quarters of 2011 and it is anticipated that this new technology will open vast new marketing opportunities for us in the coming years.

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

Employees

We currently employ four individuals on a full-time basis, and we also engage independent sales representatives.  None of our employees are covered by a collective bargaining agreement.  We believe that relations with our employees are good.

Item 1A.	Risk Factors.

In addition to other information and financial data set forth elsewhere in this report, the following risk factors should be considered carefully in evaluating the Company.

Business and Financial Risks

THE CONTINUING GLOBAL ECONOMIC DOWNTURN AND UNCERTAINTIES MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS AND FINANCIAL CONDITION THAT WE CURRENTLY CANNOT PREDICT. The global economy remains in a prolonged economic downturn which has caused disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, and declining consumer and business confidence.  As a result of these conditions and uncertainties, our suppliers and customers might experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing which could result in interruptions or delays in our suppliers’ or customers’ performance of any contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers.  While we cannot predict the duration or severity of the global economic downturn, it could materially affect our business and financial condition.

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE AND WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES AND OUR FINANCIAL RESULTS.   For the years ended December 31, 2010 and 2009, we generated revenues of $231,000 and $404,000, respectively, and incurred net losses of $2,763,000 and $2,054,000, respectively.  Continued failure to increase our revenues significantly will harm our business.   Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.   If our revenues grow more slowly than we anticipate, our gross margins fail to maintain its current improvement, or our operating expenses exceed our expectations, our operating results will suffer.  If we are unable to sell our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.

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

           OUR OPERATING RESULTS ARE STILL MATERIALLY IMPACTED BY ONE CUSTOMER.  In the past, we had one customer, Custom Fuel Services Inc. (“Custom”), which represented the majority of the Company’s revenues.  During 2010, Custom represented 28.5% of the Company’s sales as compared to 0.0% of the Company’s sales revenues for the year ended December 31, 2009.  We believe Custom suffered from the weakened economy although it is currently testing the Company’s principal product line on additional segments of its business.  Custom ordered in early 2010, and we still believe will be a significant part of our business.  However, we are hopeful that as other customer testing in completed in other industries, Custom’s impact on our business will lessen.  Nevertheless, at the present time, the business generated by Custom materially impacts our operating results.

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

MAINTAINING AND IMPROVING OUR FINANCIAL CONTROLS MAY STRAIN OUR RESOURCES AND DIVERT MANAGEMENT’S ATTENTION.  We are subject to the requirements of the Securities Exchange Act of 1934, including the requirements of the Sarbanes-Oxley Act of 2002.  The requirements of these rules and regulations have increased, and we expect will continue to increase, our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. As a result of this and similar activities, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related To Our Common Stock

WE HAVE ISSUED A SUBSTANTIAL NUMBER OF WARRANTS TO PURCHASE OUR COMMON STOCK WHICH WILL RESULT IN SUBSTANTIAL DILUTION TO THE OWNERSHIP INTERESTS OF OUR EXISTING SHAREHOLDERS.As of December 31, 2010, we had 21,982,616 shares of common stock outstanding. Up to an additional 940,047.5 shares are issuable upon the exercise of the warrants currently outstanding and up to 328,400 shares are issuable upon exercise of options currently outstanding.  The exercise of all of these warrants and options will substantially dilute the ownership interests of our existing shareholders.

WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.  We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future.

THE TRADING PRICE OF OUR COMMON STOCK MAY BE VOLATILE.  The trading price of our shares has, from time to time, fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including the risk factors set forth in this report as well as our operating results, financial condition, announcements of innovations or new products by us or our competitors, general conditions in the market place, and other events or factors. Although we believe that a number registered broker dealers currently make a market in our common stock, we cannot assure you that any of these firms will continue to serve as market makers or have the financial capability to stabilize or support our common stock. A reduction in the number of market makers or the financial capability of any of these market makers could also result in a decrease in the trading volume of and price of our shares. In recent years, broad stock market indices, in general, and the securities of technology companies, in particular, have experienced substantial price fluctuations. Such broad market fluctuations may adversely affect the future trading price of our common stock.

OUR STOCK PRICE MAY EXPERIENCE VOLATILITY.  The market price of the common stock, which currently trades over-the-counter, has, in the past, fluctuated over time and may in the future be volatile.  The Company believes that there are a small number of market makers that make a market in the Company’s common stock.  The actions of any of these market makers could substantially impact the volatility of the Company’s common stock.

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

OUR COMMON STOCK IS A PENNY STOCK. Our Common Stock is classified as a penny stock, which trades over-the-counter.  As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common Stock.  In addition, the “penny stock” rules adopted by the Securities and Exchange Commission subject the sale of the shares of the Common Stock to certain regulations which impose sales practice requirements on broker-dealers.  For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer’s account by obtaining information concerning the customer’s financial situation, investment experience and investment objectives.  The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission’s rules may result in the limitation of the number of potential purchasers of the shares of the Common Stock.  In addition, the additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market of the Company’s Common Stock.

THE OVER-THE-COUNTER MARKET IS VULNERABLE TO MARKET FRAUD.   Securities which trade over-the-counter are frequent targets of fraud or market manipulation, both because of their generally low prices and because reporting requirements for such securities are less stringent than those of the stock exchanges or NASDAQ.

INCREASED DEALER COMPENSATION COULD ADVERSELY AFFECT STOCK PRICE.  Over-the-counter market dealers’ spreads (the difference between the bid and ask prices) may be large, causing higher purchase prices and less sale proceeds for investors.

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

We do not own any real estate.  We lease approximately 2,722 square feet of space for our executive offices at 10701 Corporate Drive, Suite No. 150, Stafford, Texas.  Such lease, which commenced on February 1, 2001, had an original term of three years and has been extended to August 31, 2014.  We have an option to renew for an additional two years at that time.  Rent expense for the years ended December 31, 2010 and December 31, 2009 totaled approximately $46,815 and $50,398, respectively.   Management believes that the current facility is adequate for the foreseeable future.

Item 3.	Legal Proceedings.

The Company is not currently a party to any pending material legal proceeding nor is it aware of any proceeding contemplated by any individual, company, entity or governmental authority involving the Company.

Econalytic Systems, Inc. (“Econalytic”) filed suit in late April 2009 against the Company in the District Court, Boulder County, Colorado in which Econalytic is seeking a declaratory judgment which would permit it to sell certain technology which Econalytic claims it retained and is permitted to sell under the EnerBurn Acquisition Agreement.  In July 2009, the Company filed an answer and counterclaims against Econalytic in such action claiming breach of contract and misappropriation of trade secrets and seeking a declaratory judgment specifically interpreting and clarifying the Company’s rights under the EnerBurn Acquisition Agreement.  On August 14, 2009, the Company removed the state court lawsuit pending in District Court in Boulder, Colorado to the United States District Court in Denver, Colorado.  In addition, the Company filed a motion requesting the court grant the Company leave to pay the remaining installments under the EnerBurn Acquisition Agreement into the registry of the court pending adjudication of such matter; which leave was granted.  Such lawsuit settled by the parties during 2010 pursuant to which, among other things, the remaining installments due under the EnerBurn Acquisition Agreement were paid by the Company, along with an additional sum of $75,000, and the parties agreed that the purchase by the Company of the liquid diesel motor vehicle fuel additives known as EC5805A and EC5931A products under the EnerBurn Acquisition Agreement had no restrictions on the Company's subsequent use of these additives and formulas, and that the transaction in EnerBurn Acquisition Agreement was the purchase of all of Econalytic right, title and interest in EC5805A and EC5931A.

Item 4.	[Removed and Reserved.]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock currently trades over-the-counter under the symbol “ETCK”. Until February 23, 2011, the Company’s common stock was listed on the OTC Bulletin Board but has since been listed on the OTCQB, officially part of the OTC Market Group’s OTC Link quotation system.  The OTCQB is a relatively new market started in April 2010 for OTC traded companies that are current in their reporting obligations to the SEC.  The following table sets forth the range of high and low sales prices per share of the common stock for each of the calendar quarters identified below. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Year ended December 31, 2009:	High	Low

Jan. 1, 2009 to March 31, 2009	$0.60	$0.30
April l, 2009 to June 30, 2009	$0.93	$0.36
July 1, 2009 to Sept. 30, 2009	$0.85	$0.22
Oct. 1, 2009 to Dec. 31, 2009	$0.67	$0.21

Year ended December 31, 2010:	High	Low

Jan. 1, 2010 to March 31, 2010	$0.70	$0.21
April l, 2010 to June 30, 2010	$0.70	$0.25
July 1, 2010 to Sept. 30, 2010	$0.79	$0.05
Oct. 1, 2010 to Dec. 31, 2010	$1.00	$0.29

Holders

As of December 31, 2010, there were approximately 918 stockholders of record of the Company’s Common Stock.  This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal years ended December 31, 2009 and 2010 that were not registered under the Securities Act of 1933, as amended:

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

Equity Compensation Plan Information

				Number of securities
	Number of securities			remaining available for
	to be issued upon		Weighted-average	future issuance under
	exercise of		exercise price of	equity compensation plans
	outstanding options,		outstanding options,	(excluding securities reflected
Plan category	warrants and rights (a)		warrants and rights (b)	in column (a)) (c)

Equity compensation plans approved by security holders	328,400	(1)	$0.87	671,600	(1)

Equity compensation plans not approved by security holders	940,047.5	(2)	$1.66	N/A

Total	1,268,447.5		$1.46	671,600

(1)	Represents shares underlying the 2003 Employee Stock Option Plan.

(2)	Represents shares underlying the individual grant of warrants.

Item 6.	Selected Financial Data.

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

Results of Operations

Revenues

We recognized revenues of $231,000 for the year ended December 31, 2010, compared to revenues of $404,000 for the year ended December 31, 2009, with $0 returned products in 2010 compared 0 in 2009, a decrease in revenues of $173,000 or 42.8%.  The primary source of revenue for the years ended December 31, 2010 and 2009 is from the sale of EnerBurn to the railroad, heavy construction and maritime industries.  The price levels of product sold in 2010 was relatively comparable to pricing in 2009.  This decrease in revenues can be traced primarily to a lack of new customers.   As testing is either underway or completed with several potential new customers and in new areas with existing customers, more sales should occur.  It is expected that sales should show significant increases throughout 2011.

On July 28, 2005, EnerTeck Sub had entered into an Exclusive Reseller and Market Development Agreement (the “Custom Agreement”) with Custom, a subsidiary of Ingram Barge.  Under the Custom Agreement, EnerTeck Sub has appointed Custom, which provides dockside and midstream fueling from nine service locations in Louisiana, Kentucky, Illinois, West Virginia, Missouri and Iowa, as its exclusive reseller of EnerBurn and the related technology on the Western Rivers of the United States, meaning the Mississippi River, its tributaries, South Pass, and Southwest Pass, excluding the Intra Coastal Waterway.  The Agreement has an initial term of three years and renews automatically for successive one year terms but can be terminated upon 60 days prior written notice by either party.  Custom is not required to purchase a minimum volume of EnerBurn during the term of the Custom Agreement. Subsequent to the signing of the Custom Agreement, Custom obtained the regulatory approvals and installed the blending equipment necessary to facilitate its distribution of EnerBurn.  In February 2006, we delivered our first shipment of EnerBurn to Custom by delivering 4,840 gallons.  During most of 2006, Custom concentrated on completing the required infrastructural work to allow Custom to begin servicing the Ingram and other fleets.  This work was completed late in the second quarter of 2006 and treatment of the Ingram fleet was commenced.  Late in the second quarter, Custom placed a second order of 4,840 gallons.  However, Custom was unable to take delivery until late in the fourth quarter of 2006.  Sales to Custom, currently the Company’s largest customer have been slower than initially anticipated principally due to an equipment problems and delay in the completion of a principal Marine fueling facility for EnerBurn on the Mississippi River.  We believe that each of these problems has been addressed and have been corrected and are in the process of being corrected.  We cannot guarantee that meaningful revenues will be derived in the future from the Custom Agreement.  During 2010, Custom represented 27.3% of the Company’s sales as compared to 0% of the Company’s sales revenues for the year ended December 31, 2009.  We believe Custom has suffered from the weakened economy although it is currently testing the Company’s principal product line on additional segments of its business.  Custom again ordered in early 2010, and we still believe will be a significant part of our business in the future.  However, we are hopeful that as other customer testing in completed in other industries, Custom’s impact on our business will lessen.  Nevertheless, at the present time, the business generated by Custom materially impacts our operating results.

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

Gross Profit

Gross profit, defined as revenues less cost of goods sold and the results of the one time sales return discussed above, was $191,000 or 82.7% of sales for the year ended December 31, 2010, compared to $336,000 or 83.1%  of sales for the year ended December 31, 2009.  In terms of absolute dollars, gross profit decreased $145,000 primarily due to the decreased sales achieved in 2010 compared to 2009.   The gross profit percentage decreased 0.4% for the 2010 calendar year compared to the 2009 calendar year due primarily to the additional cost in our manufacturing facility.  As our overall volume increases, we feel confident that there will be an improvement in the gross profit percentage as our manufacturing proficiency continues to improve for our core products.

Cost of good sold was $41,000 for the 2010 calendar year which represented 17.3% of revenues compared to $69,000 for the 2009 calendar year which represented 16.9% of revenues.  The increase in cost of goods sold as a percentage of revenues primarily reflect a slight increase in overall product cost from our initiation of manufacturing of our products.  We have owned the EnerBurn technology and associated assets since its purchase in July 2006.  Although our actual manufacturing function is performed for us by an unrelated third party under contract to us, we should continue to realize better gross margins through the manufacturing of our product lines, compared to those we achieved in the past when we purchased all of our products from an outside vendor.

Cost and Expenses

Costs and expenses for operations decreased to $1,988,000 for the year ended December 31, 2010 from $2,358,000 for the year ended December 31, 2009, a decrease of $370,000, primarily due to decreases in non-cash compensation and professional fees.  Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses.  While there has been a substantial increase in costs and expenses for 2010 and 2009 over prior years, it is felt that these increases will lead to a considerable increase in earnings potential in 2011 and future years.

Net Loss

Total net loss for the year ended December 31, 2010, was $2,763,000 as compared to a total net loss of $2,054,000 for the year ended December 31, 2009.   This amounts to a increase in net loss for the year ended December 31, 2010 of $709,000 as compared with the year ended December 31, 2009.   Such increase was primarily due to impairment of the intellectual property.

Net income in the future will be dependent upon our ability to successfully complete testing in our projected new markets and new product lines and to increase revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses.    Our improved gross margin resulting from our manufacturing of our products should help us in our ability to hopefully become profitable in the future.

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

At present, one customer, Custom, has represented a majority of our sale revenues to date, although during 2010, Custom represented 27.3% of the Company’s sales.  As stated above, Custom ordered in early 2010, and we still believe will be a significant part of our business.  In addition, with Custom’s assistance, negotiations have been underway with several other large customers in the same industry to expand this market.  The loss of Custom as a customer would adversely affect our business and we cannot provide any assurances that we could adequately replace the loss of this customer.  Sales revenues to Custom and its clients have been less to date than had originally been projected.  This has been due primarily to the equipment malfunction and delay in the completion of a principal Marine fueling facility as described above.  With our assistance, each of these problems has been addressed and have been corrected and are in the process of being tested.   It is expected that sales should continue to show significant increases in 2011.  It is also anticipated that other new customers coming on board during 2011 will lessen the impact of a loss of Custom, should that happen.

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

Liquidity and Capital Resources

On December 31, 2010, we had negative working capital of $870,000 and stockholders’ deficit of $1,651,000 compared to negative working capital of $713,000 and stockholders’ equity of $964,000 on December 31, 2009.   The majority of the decrease in equity stems directly from the write down in the current value on our principal asset, caused by poor sales in past periods.    On December 31, 2010, the Company had $124,000 in cash, total assets of $809,000 and total liabilities of $2,460,000 compared to $52,000 in cash, total assets of $2,212,000 and total liabilities of $1,248,000.

The decrease in working capital for the year ended December 31, 2010 compared to the prior year was primarily due to lower than anticipated sales revenues combined with an increase in expenses resulting principally from greater marketing efforts being made in 2010 compared to prior years.

Net cash used in operating activities was $616,000 for the year ended December 31, 2010 compared to net cash used in operating activities of $980,000 for the year ended December 31, 2009.   Such changes from period to period were primarily the result of a net loss of $2,763,000 for the year ended December 31, 2010 partially offset by non-cash charges for depreciation and amortization of $644,000 and the impairment of the intellectual property of $868,000 compared to a net loss of $2,054,000 for the year ended December 31, 2009 partially offset by non-cash charges for depreciation and amortization of $623,000 and common stock and options issued for services of $362,000, as well as changes from year to year periods in accounts receivable, inventory, prepaid expenses, accounts payable, accrued interest payable and other accrued liabilities.

Cash used by investing activities was $300 for the year ended December 31, 2010 which was primarily the result of purchasing capital assets of $800, and repayment of employee advances of $500.  Cash used in investing activities was $4,300 for the year ended December 31, 2009 which was primarily the result of proceeds from the sale of assets of $7,100, capital expenditures of $10,900, offset by employee advances of $400.

Cash provided by financing activities was $688,000 for the year ended December 31, 2010 from the proceeds of loans and advances made to the Company of $1,188,000, offset by payment on the note payable due on the intellectual property of $500,000.   This compares to $930,000 in cash provided by financing activities for the year ended December 31, 2009 from proceeds from sale of common stock of $1,150,000, related party note payable and advances of $280,000, offset by payment on the note payable due on the intellectual property of $500,000.

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

In the past, we have been able to finance our operations primarily from capital which has been raised.  To date, sales have not been adequate to finance our operations without investment capital.  As described above, cash provided by financing activities was $688,000 for the year ended December 31, 2010 from the proceeds of loans and advances made to the Company of $1,188,000, offset by payment on the note payable due on the intellectual property of $500,000.   For the year ended December 31, 2009, cash provided by financing activities was $930,000 from proceeds from sale of common stock of $1,150,000, related party note payable and advances of $280,000, offset by payment on the note payable due on the intellectual property of $500,000.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues we will require additional investment to satisfy our contemplated cash requirements for the next 12 months.  No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all.    We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million.  Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis.  As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated.  This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy.   Management expects that sales should show increases in 2011.  No assurances can be made that we will be able to obtain required financial on terms acceptable to us or at all.  Our contemplated cash requirements beyond 2011 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

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

Inventory

Inventory consists of market ready EnerBurn plus raw materials required to manufacture the products. Inventory is valued at the lower of cost or market, using the average cost method. Included in inventory are three large Hammonds EnerBurn doser systems amounting to $57,000, which has been returned to Hammonds during the first quarter of 2011 in exchange for more useful equipment. Also included in inventory is a Pex unit amounting to $39,000.  The Company’s remaining inventory was split on approximately a 95/5 basis between raw materials and finished goods at December 31, 2010.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts.  The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers.  There was no allowance for doubtful accounts considered necessary at December 31, 2010 and 2009, respectively.

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

              As a result of a review by management of its intangible asset and policies related thereto as of December 31, 2010, it was determined that a further impairment  was required to be recorded.  This impairment serves to reduce its intellectual property to an amount which management believes represents its fair value.  This value would be considered a level 3 measurement under FASB ASC 820, Fair Value Measurements and Disclosures, since it is based on significant unobservable inputs.  The Company will re-assess the value of this asset in future periods and make adjustments as considered necessary, rather than record additional amortization.

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

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.”  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. ASU 2009-15 became effective on January 1, 2010 and did not have an  impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued ASU 2009-16, "Accounting for Transfers of Financial Assets."  This ASU amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. ASU 2009-16 became effective on January 1, 2010 and did not have an impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “ Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  This ASU amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. ASU 2009-17 became effective on January 1, 2010 and did not have an impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements.”  This ASU requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy.  ASU 2010-06 became effective on January 1, 2010 with the exception of the requirement to provide Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will become effective on January 1, 2011. Early adoption is permitted. The adoption of ASU 2010-06 as of January 1, 2010 did not have an impact on the Company’s consolidated financial statements. The adoption of the portion of ASU 2010-06 that becomes effective on January 1, 2011 is not expected to have an impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, "Revenue Recognition - Milestone Method" (Topic 605).  This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive.

ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the amendments in this ASU retrospectively for all prior periods. The Company does not expect the provisions of ASU 2010-17 to have an effect on its consolidated financial statements.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.”  The Company does not expect the provisions of ASU 2010-21 to have an effect on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.	Financial Statements and Supplementary Data.

See the Financial Statements annexed to this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance.

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

		Present Position	Has Served as
Name	Age	and Offices	Director Since

Dwaine Reese	68	Chairman of the	January 2003
		Board, Chief Executive
		Officer and Director

Gary B. Aman	63	President and Director	March 2005

Jack D. Cowles	50	Director	March 2005

Thomas F. Donino	49	Director	December 2005

Richard B. Dicks	63	Chief Financial Officer	-

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

Based solely on the Company’s review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the year ended December 31, 2010, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2010 and December 31, 2009, of those persons who were, (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total
Dwaine Reese,	2010	$250,000	$0	$0	$0		$0	$0	$0		$250,000
Chairman of the	2009	$139,402	$0	$0	$13,744	(1)	0	0	$3,348	(2)	$156,494
Board and Chief
Executive Officer

Gary B. Aman,	2010	$200,000	$0	$0	$0		$0	$0	$0		$200,000
President (3)	2009	$200,000	$0	$0	$101,875	(1)	$0	$0	$0		$301,875

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC 718.

(2)	Mr. Reese was reimbursed $3,348 in 2009 for health insurance costs.

(3)	Mr. Aman became President of the Company as of January 1, 2009.

Equity Awards

The following table provides certain information concerning equity awards held by the named executive officers as of December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
Name	No. of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested(#)
Dwaine Reese	25,000	-0-	$0.55	7/21/2014	-0-	-0-
	25,000	-0-	$0.80	1/15/2013	-0-	-0-
Gary Aman	150,000	-0-	$1.00	3/27/2014	-0-	-0-

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

Other Options, Warrants or Rights

We have no other outstanding options or rights to purchase any of our securities.  However, as of December 31, 2010, we do have outstanding warrants to purchase up to 940,047.5 shares of our common stock.  In addition, we do have outstanding convertible notes which are convertible into shares of our common stock under certain conditions.

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

As of December 31, 2010, none of our other officers and key employees are bound by employment agreements.

We do not have any termination or change in control arrangements with any of our named executive officers.

Compensation of Directors

At the present time, directors receive no cash compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings.

The following table provides certain summary information concerning the compensation paid to the Company’s non-employee directors during fiscal 2010 for their services as such.  All compensation paid to Mr. Reese and Mr. Aman is set forth in the Summary Compensation table above.

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

The following table sets forth, as of March 15, 2011, certain information with regard to the record and beneficial ownership of the Company’s Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company’s Common Stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other executive officers, if any, of the Company whose total compensation was in excess of $100,000 (the “named executive officers”), and (iv) all executive officers and directors of the Company as a group:

	Amount and Nature		Percent
Name of Beneficial Owner	of Beneficial Ownership		of Class

Dwaine Reese	3,615,000	(1)	16.2%
BATL Bioenergy LLC	2,960,000	(2)	13.0%
Thomas F. Donino	5,751,889	(3)	25.0%
Gary B. Aman	870,000	(4)	3.9%
Jack D. Cowles	398,550	(5)	1.8%

Richard B. Dicks	28,400	(6)	*

All Executive Officers and
Directors as a Group (5 persons)	10,663,839		45.9%

*	Less than 1%.

(1)	Consists of 3,565,000 shares held by Mr. Reese and 50,000 shares underlying an option granted to him. The address for Mr. Reese is 10701 Corporate Drive, Suite 150, Stafford, Texas.

(2)
Consists of 2,450,000 shares held by BATL Bioenergy LLC (“BATL”) and 510,000 shares underlying warrants held by BATL.  This information is based solely upon information reported in filings made to the SEC on behalf of BATL.  The address for BATL is 7 Lakeside Drive, Rye, New York.

(3)
Consists of 2,113,404 shares held by Mr. Donino, 2,450,000 shares held by BATL, 435,700 shares held by BATL Management LP (“BATL Management”), 510,000 shares underlying warrants held by BATL and 242,785 shares underlying warrants held by Mr. Donino.  Does not include shares which may be acquired upon conversion of convertible promissory notes held by Mr. Donino and BATL.  See Item 13 “Certain Relationships and Related Transactions, and Director Independence” below.  As the president and managing member of BATL and the sole officer, director and shareholder of BATL Management’s general partner, Mr. Donino may be deemed to be the beneficial owner of shares owned by BATL and BATL Management.  BATL Management is a family limited partnership whose members are certain relatives and trusts for the benefit of certain relatives of Mr. Donino.  This information is based solely upon information reported in filings made to the SEC on behalf of Thomas Donino, BATL and BATL Management.  The address for Mr. Donino is 7 Lakeside Drive, Rye, New York.

(4)	Consists of 670,000 shares held by Mr. Aman and 200,000 shares underlying an option granted to him. The address for Mr. Aman is 10701 Corporate Drive, Suite 150, Stafford, Texas.

(5)	The address for Mr. Cowles is 30 Lansdowne Drive, Larchmont, New York.

(6)	Consists of 28,400 shares underlying an option granted to him. The address for Mr. Dicks is 10701 Corporate Drive, Suite 150, Stafford, Texas.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

On June 1, 2010, the Company entered into a $300,000 and $50,000 convertible promissory notes with Mr. Donino which shall be due and payable on June 1, 2013 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock.

On June 20, 2010, the Company entered into a $200,000 convertible promissory note with Mr. Donino which shall be due and payable on June 20, 2013 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock.

On July 20, 2010, the Company entered into $300,000 of convertible promissory notes with BATL Bioenergy LLC, which shall be due and payable on July 20, 2013 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock.  Mr. Donino is the President and managing member of BATL Bioenergy LLC.

On December 10, 2010, the Company entered into $75,000 and $75,000 of convertible promissory notes with Mr. Donino and BATL respectively which shall be due and payable on December 10, 2013 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock.

During 2009 and 2010 such Mr. Donino advanced the Company $100,000 and $50,000 respectively.  Such advances are due on demand and bear interest at 5% per annum.

Other than the foregoing, since January 1, 2009, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2010 and December 31, 2009:

Fee Category	2010 Fees	2009 Fees

Audit Fees	$34,500	$38,682
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$34,500	$38,682

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

(3)	Exhibits

Incorporated by
Reference to

2.1	Share Exchange Agreement	Exhibit 2.1 (1)
2.2	Plan of Merger	Exhibit 2.2 (2)
2.3	Article of Merger (Delaware)	Exhibit 2.3 (2)
2.4	Articles of Merger (Washington)	Exhibit 2.4 (2)
3.1	Articles of Incorporation (July 8, 2003 filing date)	Exhibit 3.1 (2)
3.2	Bylaws	Exhibit 3.2 (2)
4.1	Specimen of Common Stock Certificate	Exhibit 4.1 (2)
4.2	Registrant’s 2003 Stock Option Plan	Exhibit 4.1 (3)
4.3	Registrant’s 2005 Stock Compensation Plan	Exhibit 99.1 (4)
4.4	Form of Common Stock Purchase Warrant granted to various persons
	at various times from August 2003 to date	Exhibit 4.4 (5)
4.5	Registration Rights Agreement dated December 8, 2005 between
	the Company and BATL Bioenergy LLC	Exhibit 4.1 (6)
4.6	Warrant to purchase 1,000,000 shares issued to BATL Bioenergy LLC	Exhibit 4.2 (6)
10.1	Office Lease dated February 1, 2001	Exhibit 10.23 (2)
10.2	Office Lease Amendment dated March 31, 2003	Exhibit 10.24 (2)
10.3	Second Amendment to Lease Agreement	Exhibit 10.4 (7)
10.4	Third Amendment to Lease Agreement	Exhibit 10.5 (7)
10.5	Fourth Amendment to Lease Agreement	Exhibit 10.5 (11)
10.6	Fifth Amendment to Lease Agreement	*
10.7	Securities Purchase Agreement dated December 8, 2005
	between the Company and BATL Bioenergy LLC	Exhibit 10.2 (6)
10.8	Asset Purchase Agreement dated as of July 13, 2006	Exhibit 2.1 (8)
10.9	Exclusive Reseller and Market Development Alliance
	With Custom Fuel Services, Inc.	Exhibit 10.10 (9)
10.10	Employment Agreement with Gary B. Aman dated March 27, 2009	Exhibit 99.1 (10)
21.1	Subsidiaries of the Registrant	Exhibit 21.1 (7)
23.1	Consent of Philip Vogel & Co. PC	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and
	15d-14 of the Exchange Act)	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and
	15d-14 of the Exchange Act)	*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
	of 2002 (18 U.S.C. 1350)	*

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 23, 2003, and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2, File No. 333-108872, and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Schedule 14A filed on August 12, 2003, and incorporated by reference herein.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-1258814, and incorporated by reference herein.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, and incorporated by reference herein.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 12, 2005, and incorporated by reference herein.

(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and incorporated by reference herein.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 19, 2006, and incorporated by reference herein.

(9)	Filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form SB-2 filed as Form S-1/A on March 25, 2008, File No. 333-133651, and incorporated by reference herein.

(10)	Files as an exhibit to the Company’s Current Report on Form 8-K filed on April 2, 2009, and incorporated by reference herein.

(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION
(Registrant)

By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer

Dated:	April 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dwaine Reese	Chief Executive Officer,	04/14/2011
Dwaine Reese	Chairman of the Board
and Director
(Principal Executive Officer)

/s/ Richard B. Dicks	Chief Financial Officer	04/14/2011
Richard B. Dicks	(Principal Financial Officer)

/s/ Gary B. Aman	President and Director	04/14/2011
Gary B. Aman

/s/ Jack D. Cowles	Director	04/14/2011
Jack D. Cowles

/s/ Thomas F. Donino	Director	04/14/2011
Thomas F. Donino

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
EnerTeck Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of EnerTeck Corporation and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows for each of the years in the two-year period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnerTeck Corporation and subsidiary as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Philip Vogel & Co. PC
PHILIP VOGEL & CO. PC

Certified Public Accountants

Dallas, Texas
March 31, 2011

.ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 2010 and 2009

	2010	2009
ASSETS
Current assets
Cash	$123,526	$52,129
Inventory	234,793	168,381
Receivables - trade	199,660	243,854
Receivables - employee	0	500
Prepaid Expenses	11,570	20,129
Total current assets	$569,549	$484,993

Intellectual Property	150,000	1,596,644
Property and equipment, net of accumulated depreciation of $ 321,748 and $280,264 respectively	89,714	130,365

Total assets	$809,263	$2,212,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Note payable - current maturity	$0	$500,000
Accounts payable	191,800	155,447
Stockholder advances and notes	322,510	230,000
Accrued liabilities	924,697	312,806
Total current liabilities	1,439,277	1,198,253

Long Term Liabilities
Stockholder advances and notes	1,020,833	50,000
Total Long Term Liabilities	1,020,833	50,000

Stockholders’ Equity
Preferred stock, $.001 par value, 100,000,000 shares authorized, none issued

Common stock, $.001 par value, 100,000,000 shares authorized, 21,982,616 and 21,637,788 shares issued and outstanding, respectively	21,983	21,638

Additional paid-in	22,544,644	22,396,618
Accumulated deficit	(24,217,474)	(21,454,507)
Total stockholders’ equity (deficit)	$(1,650,847)	$963,749

Total liabilities and stockholders’ equity	$809,263	$2,212,002

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010 and 2009

	2010	2009

Product Sales	$231,314	$404,335
Sales Returns	0	0
Cost of goods sold	40,583	68,531
Gross profit	$190,731	$335,804

Costs and expenses:
General and Administrative Expenses:
Wages	$788,513	$790,189
Non-cash compensation	0	137,171
Depreciation and Amortization	620,142	623,263
Professional Fees	0	225,000
Other Selling, General and Administrative Expenses	579,136	582,591

Total Expenses	$1,987,791	$2,358,214
Operating loss	$(1,797,060)	$(2,022,410)

Other income (expense)
Interest Income	32	291
Non-cash impairment	(867,986)	0
Other Income	1,390	7,340
Interest expense	(99,343)	(39,016)
Net Income (loss)	$(2,762,967)	$(2,053,795)

Net loss per share:

Basic and diluted	$(0.13)	$(0.10)
Weighted average shares outstanding:
Basic and diluted	21,877,750	20,349,980

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2010 and 2009

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2008	19,087,788	$19,088	$20,886,997	$(19,400,712)	$1,505,372
Options Granted			$137,173		$137,173
Private Offering	2,300,000	$2,300	1,147,700		$1,150,000
Common stock for services	250,000	$250	224,750		$225,000
Current Loss 1/01 – 12/31/2009				$(2,053,795)	$(2,053,796)
Balances, December 31, 2009	21,637,788	$21,638	$22,396,618	$(21,454,507)	$963,749

Debt Conversion	344,828	$345	$49,655		$50,000
Debt Discount			$98,371		$98,371

Current Loss 1/01 – 12/31/2010				$(2,762,967)	$(2,762,967)
Balances, December 31, 2010	21,982,616	$21,983	$22,544,644	$(24,217,474)	$(1,650,847)

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009

	2010	2009
Net (loss)	$(2,762,967)	$(2,053,796)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and Amortization	$643,856	$623,263
Common stock and options issued for services	0	362,171
Gain/Loss on sale of asset	0	(2,310)
Loss on impairment of intellectual property	867,986	0
Changes in operating assets and liabilities:
Accounts receivable	$44,194	$(211,463)
Inventory	(66,412)	(7,362)
Prepaid expenses	8,560	(8,545)
Accounts payable	36,352	76,574
Accrued Interest payable	48,713	(4,595)
Accrued Liabilities	563,448	246,250
NET CASH USED IN OPERATING ACTIVITIES	$(616,270)	$(979,813)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	$0	$7,100
Capital Expenditures	(833)	(10,999)
Employee advances	500	(400)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(333)	$(4,299)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of warrants	$0	$0
Proceeds from sale of common stock	0	1,150,000
Related party note payable and advances	1,188,000	280,000
Repayments of note payable	(500,000)	(500,000)
CASH PROVIDED BY FINANCING ACTIVITIES	$688,000	$930,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	71,397	(54,111)
Cash and cash equivalents, beginning of year	52,129	106,240
Cash and cash equivalents, end of year	$123,526	$52,129
Cash paid for:
Income tax	$0	$0
Interest	$26,916	$43,611
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

Inventory

Inventory consists of market ready EnerBurn plus raw materials required to manufacture the products. Inventory is valued at the lower of cost or market using the average cost method. Included in inventory are three large Hammonds EnerBurn doser systems amounting to $57,000 which were projected to be transferred to marine customers during 2010, but in 2011 were traded for injection units which are more universally adaptable to other customers and $38,000 for the prototype for a new piece of marine engine emissions reduction equipment, which will be tested and marketed starting in 2011. Also included in inventory is a Pex unit amounting to $39,000 Finished product amounted to approximately $10,500 and $27,000 at December 31, 2010 and 2009, respectively:  the remaining inventory being comprised of raw materials.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts.  The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. There was no allowance for doubtful accounts considered necessary at December 31, 2010 and 2009, respectively.

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

As a result of a review by management of its intangible asset and policies related thereto as of December 31, 2010, it was determined that a further impairment  was required to be recorded.  This impairment serves to reduce its intellectual property to an amount which management believes represents its fair value.  This value would be considered a level 3 measurement under FASB ASC 820, Fair Value Measurements and Disclosures, since it is based on significant unobservable inputs.  The Company will re-assess the value of this asset in future periods and make adjustments as considered necessary, rather than record additional amortization.

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

The current and deferred tax provisions in the financial statements include consideration of uncertain tax positions in accordance with FASB ASC 740, Income Taxes.  Management believes there are no significant uncertain tax positions, so no adjustments have been reported from adoption of FASB ASC 740.  The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions.  The Company is no longer subject to income tax examinations by the Internal Revenue Service for years prior to 2007.  For state tax jurisdictions, the Company is no longer subject to income tax examinations for years prior to 2006.

Income (Loss) Per Common Share

The basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2010 and 2009, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

In October 2009, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.”  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. ASU 2009-15 became effective on January 1, 2010 and did not have an  impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued ASU 2009-16, "Accounting for Transfers of Financial Assets."  This ASU amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. ASU 2009-16 became effective on January 1, 2010 and did not have an impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “ Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  This ASU amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. ASU 2009-17 became effective on January 1, 2010 and did not have an impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements.”  This ASU requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy.  ASU 2010-06 became effective on January 1, 2010 with the exception of the requirement to provide Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will become effective on January 1, 2011. Early adoption is permitted. The adoption of ASU 2010-06 as of January 1, 2010 did not have an impact on the Company’s consolidated financial statements. The adoption of the portion of ASU 2010-06 that becomes effective on January 1, 2011 is not expected to have an impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, "Revenue Recognition - Milestone Method" (Topic 605).  This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive.

ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the amendments in this ASU retrospectively for all prior periods. The Company does not expect the provisions of ASU 2010-17 to have an effect on its consolidated financial statements.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.”  The Company does not expect the provisions of ASU 2010-21 to have an effect on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2010 and 2009 property and equipment consisted of the following:

	Useful	2010	2009
	Lives	Amount	Amount

Furniture and fixtures	5-7	$59,227	$58,394
Equipment	5-7	352,235	352,235
		$411,462	410,629
Less: accumulated depreciation		321,748	280,264
		$89,714	$130,365

NOTE 3 - INTELLECTUAL PROPERTY

In July 2006, EnerTeck acquired the EnerBurn technology.  The purchase price for the EnerBurn technology is as follows: (i) $1.0 million cash paid on July 13, 2006, and (ii) a promissory note for $2.0 million. In May of 2007, we made the initial payment of $500,000 plus interest against the loan.   Prior to 2009 EnerTeck had determined that the life of the intellectual property was indefinite; therefore, the asset was not amortized.  The Company tested its intangible assets for impairment as of December 31, 2008.  As a result of an independent examination based on sales for the year ended December 31, 2008, the Company determined that an impairment of the asset in the amount of $825,000 was required to be recorded.

Management made the decision during 2009 to change the characterization of its intellectual property to a finite-lived asset and to amortize the remaining balance of its intangible asset~~s~~ to the nominal value of $150,000 by the end of 2012, due to its determination that this now represents the scheduled end of its exclusive registration during that period.  As a result, amortization expense of approximately $579,000 and $579,000 was recorded for the years ended December 31, 2010 and 2009 respectively.

Management made the decision effective December 31, 2010 to record an additional impairment of the asset in the amount of $868,000 as a result of the  Company’s inability to generate sufficient sales to support its previously recorded amount.  This impairment adjustment results in a value of $150,000 being place on the Company's intellectual property, which management believes is adquately supported by existing levels of sales and market data.

NOTE 4 - INCOME TAXES

EnerTeck has incurred net losses since the merger with Gold Bond and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative operating loss carry-forward is approximately $16,485,000 at December 31, 2010, and will expire beginning in 2025.

Deferred income taxes consist of the following at December 31, 2010 and 2009:

	2010	2009

Assets:
Net operating loss carryforwards	$5,770,000	$4,313,000
Inventory cost differences	41,000	41,000
Deferred compensation costs	0	64,000
Valuation allowance	(5,798,500)	(4,381,000)

	$12,500	$37,000

Liabilities:
Amortization differences	$0	$(10,000)
Depreciation differences	(12,500)	(27,000)

	$(12,500)	$(37,000)

The change in the valuation allowance for the years ended December 31, 2010 and 2009, was $1,417,500 and $620,000, respectively.

NOTE 5 - STOCKHOLDERS' EQUITY

During the second quarter of 2009, the Company issued 1,600,000 shares of its common stock at $0.50 per share to five investors for total gross proceeds of $800,000 in a private placement offering to accredited investors only.   During the third quarter of 2009, the Company issued an additional 700,000 shares of our common stock to three other investors in this offering for additional proceeds of $350,000 which had been advanced towards this offering during the second quarter of 2009.   An additional $30,000 has been advanced towards this offering from another investor during the second quarter of 2009.  These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In May 2009, the Company issued 250,000 shares of common stock at $0.90 per share to Wakabayashi Fund, LLC (Wakabayashi) for a total of $225,000, which was reported as professional fees during 2009.  Wakabayashi provided consulting services to be rendered pursuant to a consulting agreement entered into in May 2009 between the Company and Wakabayashi.

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

During the second quarter of 2008, a total of 526,334 warrants were exercised by warrant holders prior to their expiration date.    During the third and fourth quarters of 2008, 1,900,316 warrants reached their expiration date and were not extended.  As part of a private placement during the same period an additional 400,047.5 five year warrants with a strike price of $1.20 per share and an expiration date of September 30, 2013 were issued.   As these warrants were issued as part of a purchase, no additional expense was charged for this transaction during 2009.

There were no warrants granted or exercised for the years ending December 31, 2010 and 2009.  A total of 1,600,000 and 370,000 warrants expired for the years ending December 31, 2010 and 2009 respectively.
Warrants outstanding and exercisable as of December 31, 2010:

		Weighted	Exercisable
	Number of	Average	Number of
Exercise Price	Warrants	Remaining Life	Warrant
$1.20	400,047.5	2.8	400,047.5
$2.00	540,000	1.6	540,000
	940,047.5		940,047.5

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

Pursuant to the employment agreement entered into with Gary B. Aman during the first quarter of 2009, the Company granted Mr. Aman an option to purchase 200,000 shares of Common Stock of the Company at an exercise price of $1.00 per share which became 100% vested on January 1, 2010 and shall expire March 27, 2014. These options were valued using the Black-Scholes Model and the fair value of $101,875 was charged to operating expense during 2009.

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

There were no options granted in 2010.

The fair value of options at the date of grant was estimated using the following weighted average assumptions for fiscal year 2009:

	2010	2009

Expected dividend yield	N/A	0
Expected term	N/A	5 yrs
Expected volatility	N/A	295-313%
Risk-free interest rate	N/A	5%

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

Information regarding activity for stock options under our plan is as follows:

	2010		2009
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price

Outstanding at beginning of year	328,400	$.87	64,200	$.80
Options granted	0	0	264,200	.89
Options exercised	0	0	0	0
Options forfeited/expired	0	0	0	0

Outstanding at end of year	328,400	$.87	328,400	$.87

Options exercisable at end of year	328,400		178,400
Weighted-average fair value of
options granted during the year	$.0		$.52
Nonvested options at end of year	0		150,000
Weighted-average remaining
contractual term – all options	3.1 yrs		4.0 yrs
Weighted-average remaining
contractual term – vested options	3 yrs		4.1 yrs
Fair value of options vested
during the year	$0		$60,764
Aggregate intrinsic value	$0		$0

NOTE 7 - NOTE PAYABLE

The Company had a note payable in connection with its acquisition of intellectual property.  The note required four annual payments of $500,000 plus interest at 4% compounded on a monthly basis, starting July 2007.  The note is secured by the intellectual property. A payment of $500,000 plus related interest was made in July, 2008, 2009 and 2010, leaving a zero remaining balance at December 31, 2010.

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

On June 1, 2010, the Company entered into a $50,000 convertible promissory note with a shareholder/director which shall be due and payable on June 1, 2013 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock.  The assignment of the conversion feature of the note resulted in a loan discount being recorded. The discount amount of $36,207 is being amortized over the original thirty-six month term of the debt as additional interest expense. Amortization for this loan was $7,000 for the year ending December 31, 2010.

On June 1, 2010, the Company entered into $300,000 of convertible promissory notes with a shareholder/director which shall be due and payable on June 1, 2013 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock.

On June 20, 2010, the Company entered into a $200,000 convertible promissory note with a shareholder/director which shall be due and payable on June 20, 2013 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock.

On July 20, 2010, the Company entered into $300,000 of convertible promissory notes with a shareholder/director which shall be due and payable on July 20, 2013 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock.

On December 10, 2010, the Company entered into $150,000 of convertible promissory notes with shareholder/directors which shall be due and payable on December 10, 2013 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock.

During 2009 and 2010 such shareholder/director advanced the Company $100,000 and $50,000 respectively.  Such advances are due on demand and bears interest at 5% per annum.

NOTE 9 –  CONVERTIBLE NOTES PAYABLE

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

On June 7, 2010, the Company entered into a $55,000 convertible promissory note with Asher Enterprises, Inc. due on December 8, 2011.  Interest is payable at 8% per annum.  At any time during the period beginning 120 days following the date of the promissory note until maturity, Asher Enterprises, Inc. shall have the right to convert any unpaid portion of the note into shares of common stock.  The assignment of the conversion feature of the note resulted in a loan discount being recorded. The discount amount of $35,164 is being amortized over the original eighteen month term of the debt as additional interest expense. Amortization was $13,675 for the year ended December 31, 2010.  In the first quarter of 2011 Asher Enterprises converted the entire principal and accrued interest due on such note into 215,235 shares of common stock.

On December 3, 2010, the Company entered into a $33,000 convertible promissory note with Asher Enterprises, Inc. due on September 3, 2011.  Interest is payable at 8% per annum.  At any time during the period beginning 120 days following the date of the promissory note until maturity, Asher Enterprises, Inc. shall have the right to convert any unpaid portion of the note into shares of common stock.  The assignment of the conversion feature of the note resulted in a loan discount being recorded. The discount amount of $27,000 is being amortized over the original nine month term of the debt as additional interest expense. Amortization was $3,000 for the year ended December 31, 2010.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

Based on information which had come to management’s attention that certain confidential and proprietary information had been disclosed to third parties in violation of the EnerBurn Acquisition Agreement, the Company filed a petition in April 2009 in Harris County, Texas, requesting that the court order Econalytic Systems, Inc. (“Econalytic”) and others to appear for pre-suit depositions.  Although such petition was opposed by Econalytic and others, the court granted the Company the right to conduct three depositions which have now been taken.

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

The court granted the request and the Company paid $500,000 plus accrued interest into the registry of the court on July 13, 2009.  On March 31, 2010, the parties to the lawsuit entered into a settlement agreement pursuant to which, among other things, the remaining installments due under the EnerBurn Acquisition Agreement were paid by the Company on July 22, 2010, along with an additional sum of $75,000.  Such amounts were fully paid as of December 31, 2010.

Office Lease -

EnerTeck leases office space under a non-cancelable operating lease. Future minimum rentals due under non-cancelable operating leases with an original maturity of at least one-year are approximately as follow:

December 31,	Amount
2011	37,768
2012	50,357
2013	50,811
2014	34,478
Total	$174,414

Rent expense for the years ended December 31, 2010 and December 31, 2009 totaled $46,815 and $50,398, respectively.   The current lease was recently negotiated for a renewal for an additional three years and expires August 31, 2014.  The company has an option to renew for an additional two years at that time.

Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the years ended December 31, 2010 and 2009, the Company incurred recurring net losses of $2,763,000 and $2,054,000, respectively.  In addition, at December 31, 2010, the Company has an accumulated deficit of $24,214,474.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.   The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis.  Management believes that sales revenues for 2010 and 2009 were considerably less than earlier anticipated primarily due to circumstances which have been corrected or are in the process of being corrected.   Management expects that marine, railroad and trucking sales should show significant increases in 2011 over what has been generated in the past, as a result of the expected outcome of long term client demonstrations from several extremely large new clients will take place during 2011 and 2012.

The Company has been able to generate working capital in the past through private placements and issuing promissory notes and believes that these avenues will remain available to the Company if additional financing is necessary.   No assurance can be made that any of these efforts will be successful.

NOTE 11 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject EnerTeck to concentration of credit risk are accounts receivable. Currently all Accounts Receivable are considered collectible.  EnerTeck performs ongoing credit evaluations as to the financial condition of its customers.  Generally, no collateral is required.

EnerTeck at times has cash in bank in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  At December 31, 2010, EnerTeck had $124,000 in cash which is within FDIC insurance limits.

NOTE 12 – SUBSEQUENT EVENTS

See Note 9 for information on the $55,000 convertible promissory note issued to Asher Enterprises, Inc. on June 7, 2010.  During the first quarter of 2011, Asher Enterprises, Inc. converted the entire principal plus accrued interest due on such note into a total of 215,235 shares of common stock.

See Note 5 for information on the $30,000 advance for a private stock offering during the second quarter of 2009.  On March 18, 2010 the investor signed the subscription agreement and received 60,000 shares of common stock.