Form 10-Q
period 2011-03-31
ENERTECK CORP
filed 2011-05-16
CIK 1128353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes   ☐   No   ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 22,257,851 outstanding as of May 12, 2011.

ENERTECK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ENERTECK CORPORATION

Index to Financial Information
Period Ended March 31, 2011

Page

Consolidated Financial Statements (Unaudited):

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Unaudited	Audited
	March 31, 2011	Dec. 31, 2010
ASSETS

Current assets
Cash	$76,776	$123,526
Inventory	210,299	234,793
Receivables – Trade	198,916	199,660
Prepaid Expenses	45,000	11,570
Total current assets	$530,991	$569,549

Intellectual Property	$150,000	150,000

Property and equipment, net of accumulated depreciation of $329,999 and $321,748, respectively	81,462	89,714
Total assets	$762,453	$809,263

LIAB. AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$229,338	$191,800
Shareholder loans and advances	438,000	322,510
Accrued Interest	92,884	67,900
Other Accrued liabilities	982,044	857,067
Total current liabilities	$1,742,266	$1,439,277

Long Term Liabilities
Notes Payable	$1,008,849	$1,020,833
Total Long Term Liabilities	$1,333,000	$1,020,833

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
Common stock, $.001 par value, 100,000,000 shares authorized, 22,197,851 and 21,982,616 shares
issued and outstanding, respectively	22,198	21,983
Additional paid-in capital	22,581,577	22,544,644
Accumulated deficit	(24,592,437)	(24,217,474)
Total stockholders’ equity	(1,988,662)	(1,650,847)

Total liabilities and stockholders’ equity (deficit)	$762,453	$809,263

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Revenues	$24,235	$99,526
Cost of goods sold	5,066	20,059
Gross profit	$19,169	$79,467

General and Administrative Expenses:
Wages	$183,331	$211,239
Stock-based Compensation	0	0
Depreciation	8,251	10,371
Amortization	0	144,664
Other Selling, Gen. & Admin. Exp.	161,921	137,906
Total Expenses	$353,503	$504,180

Operating loss	$(334,334)	$(424,712)

Interest Income	10	6
Interest expense	(40,639)	(8,832)
Net Income (loss)	$(374,963)	$(433,538)

Weighted average shares outstanding:	$(0.02)	$(0.02)
Basic and diluted	22,096,024	21,637,788

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2010 (Unaudited)

	March 31,	March 31,
	2011	2010
Net (loss)	$(374,963)	$(433,538)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and amortization	21,708	155,035
Conversion of debt to stock	2,198	0
Changes in operating assets and liabilities:
Accounts receivable	744	8,629
Inventory	24,494	11,815
Prepaid expenses and other	(33,430)	(27,409)
Accounts payable	37,538	16,400
Accrued interest payable	24,984	5,050
Accrued Liabilities	124,977	150,551
NET CASH USED IN OPERATING ACTIVITIES	$(171,750)	$(113,467)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$0	$(832)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$0	$(832)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Stockholder Notes Payable and Advances	$125,000	$100,000
CASH PROVIDED BY FINANCING ACTIVITIES	$125,000	$100,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(46,750)	$(14,299)
Cash and cash equivalents, beginning of Quarter	123,526	52,129
Cash and cash equivalents, end of Quarter	$76,776	$37,830
Cash paid for:
Income tax	$0	$0
Interest	$0	$0

ENERTECK CORPORATION and SUBSIDIARY,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying Unaudited interim consolidated financial statements of EnerTeck Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in EnerTeck’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2010 as reported in the Form 10-K have been omitted.

NOTE 2 - INCOME (LOSS) PER COMMON SHARE

The basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net income (loss) per common share is computed by dividing the net income applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2011 and 2010, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Management made the decision effective December 31, 2010 to record an additional impairment of the asset in the amount of $868,000 as a result of the Company’s inability to generate sufficient sales to support its previously recorded amount.  This impairment adjustment results in a value of $150,000 being place on the Company's intellectual property, which management believes is adequately supported by existing levels of sales and market data.  Management has further determined that no additional amortization will be taken from the remaining value of the intellectual property.

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

NOTE 5 - EXERCISE OF WARRANTS

No warrants have been exercised during 2011 or 2010.

NOTE 6 – PRIVATE OFFERING

During the second quarter of 2009, we issued 1,600,000 shares of our common stock at $0.50 per share to five investors for total gross proceeds of $800,000 in a private placement offering to accredited investors only.   An additional 700,000 shares, at $0.50 per share, were issued in the third quarter of 2009 to three other investors in connection with additional proceeds of $350,000 which had been advanced by such investors during the second quarter of 2009.   An additional 60,000 shares, at $.50 per share, were issued in the second quarter of 2011 to one investor in connection with proceeds of $30,000 which had been advanced by such investor during the second quarter of 2009.

During the first quarter of 2011, we received an advance of $125,000 in gross proceeds for 250,000 shares of our common stock at $0.50 per share to three investors in a private placement offering to accredited investors only.   The shares are scheduled to be issued to the three investors in the second quarter of 2011.  This amount has been reported in the shareholder loans and advances in the accompanying balance sheet.

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

On June 1, 2010, the Company entered into a $50,000 convertible promissory note with a shareholder/director which shall be due and payable on June 1, 2013 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock.  The assignment of the conversion feature of the note resulted in a loan discount being recorded. The discount amount of $36,207 is being amortized over the original thirty-six month term of the debt as additional interest expense. Amortization for this loan was $3,017 and $0 for the first quarter of 2011 and 2010.

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

On June 7, 2010, the Company entered into a $55,000 convertible promissory note with Asher Enterprises, Inc. due on December 8, 2011.  Interest is payable at 8% per annum.  At any time during the period beginning 120 days following the date of the promissory note until maturity, Asher Enterprises, Inc. shall have the right to convert any unpaid portion of the note into shares of common stock.  The assignment of the conversion feature of the note resulted in a loan discount being recorded. The discount amount of $35,164 is being amortized over the original eighteen month term of the debt as additional interest expense. In the first quarter of 2011 Asher Enterprises converted the entire principal and accrued interest due on such note into 215,235 shares of common stock. Amortization expense of $1,439 was recorded for the first quarter of 2011 prior to conversion.

On December 3, 2010, the Company entered into a $33,000 convertible promissory note with Asher Enterprises, Inc. due on September 3, 2011.  Interest is payable at 8% per annum.  At any time during the period beginning 120 days following the date of the promissory note until maturity, Asher Enterprises, Inc. shall have the right to convert any unpaid portion of the note into shares of common stock.  The assignment of the conversion feature of the note resulted in a loan discount being recorded. The discount amount of $27,000 is being amortized over the original nine month term of the debt as additional interest expense. Amortization was $9,000 and $0 for the first quarter of 2011 and 2010.

NOTE 9 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the quarter ending March 31, 2011 and the year ended December 31, 2010, the Company incurred net losses of $375,000  and $2,763,000 respectively .  In addition, at the quarter ending March 31, 2011 and year ending December 31, 2010, the Company has an accumulated deficit of $24,592,000 and $24,217,000 respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.   The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis.  Management believes that sales revenues for 2010 and 2009 were considerably less than earlier anticipated. As testing is either underway or completed with several potential new customers, and in new areas with existing customers, management expects that sales should show significant increases in 2011 and into 2012.

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

NOTE 11 — SUBSEQUENT EVENTS

See Note 6 for information on the $30,000 advance for a private stock offering during the second quarter of 2009.  On March 18, 2010 the investor signed the subscription agreement and was issued 60,000 shares of common stock in April 2011.

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

We utilize a sales process that includes detailed proprietary customer fleet monitoring protocols in on-road applications that quantify data and assists in managing certain internal combustion diesel engine operating results while utilizing EnerBurn. Test data prepared by Southwest Research Institute and actual customer usage has indicated that the use of EnerBurn in diesel engines improves fuel economy, lowers smoke, and decreases engine wear and the dangerous emissions of both Nitrogen Oxide (NOx) and microscopic airborne solid matter (particulates).  Our principal target markets have included the trucking, heavy construction, maritime shipping, railroad and mining industries, as well as federal, state and international government applications.  We believe each of these industries shares certain common financial characteristics, i.e. (i) diesel fuel represents a disproportionate share of operating costs; and (ii) relatively small operating margins are prevalent. Considering these factors, management believes that the use of EnerBurn and the corresponding derived savings in diesel fuel costs can positively effect the operating margins of its customers while contributing to a cleaner environment.

RESULTS OF OPERATIONS

Revenues

We recorded $24,000 sales revenues for the three months ended March 31, 2011, compared to sales revenues of $100,000 in the same period of 2010.   The decrease in revenues for the first three months of 2011 compared to the prior year period was primarily due to a sale to our oldest customer (Custom) in the previous year which did not reoccur this year.

In 2005, we appointed Custom, a subsidiary of Ingram Barge and which provides dockside and midstream fueling from nine service locations in Louisiana, Kentucky, Illinois, West Virginia, Missouri and Iowa, as our exclusive reseller of EnerBurn and the related technology on the Western Rivers of the United States, meaning the Mississippi River, its tributaries, South Pass, and Southwest Pass, excluding the Intra Coastal Waterway.  Since 2006, sales have been sporadic with Custom but cumulatively since then Custom has been our largest customer to date.  We cannot guarantee that we will ever generate meaningful revenues from our relationship with Custom.

As testing is either underway or completed with several potential new customers and in new areas with existing customers, more sales should occur.  It is expected that sales should show significant increases during 2011 and into 2012.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $19,000 or 79.1% of sales for the three month period ended March 31, 2011, compared to $79,000 or 79.8% of sales for the three period ended March 31, 2010.   In terms of absolute dollars, the increase for the three month periods is a direct reflection of the difference in sales volume for the two periods.  As testing is either underway or completed with several potential new customers and in new areas with existing customers, more sales should occur. As mentioned above, it is expected that sales should show significant increases during 2011 and into 2012.

Cost of goods sold was $5,000 for the three period ended March 31, 2011, which represented 20.9% of revenues, as compared to $20,000 for the three months ended March 31, 2010 which represented 20.2% of revenues.  Since its purchase in July 2006, we have owned the EnerBurn technology and associated assets.  Although our manufacturing is performed for us by an unrelated third party, we should continue to realize better gross margins due to the manufacturing our own product lines, compared to those we had achieved in the past when we purchased all of our products from an outside vendor.

Costs and Expenses

Operating expenses were $354,000 for the three months ended March 31, 2011 as compared to $504,000 for the three months ended March 31, 2010.  Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses.  Such change from period to period of 2011 compared to 2010 was primarily due to amortization expense of $145,000 for the three months ended March 31, 2010 compared to no amortization expense for the three months ended March 31, 2011.  While wages decreased to $183,000 for the three months ended March 31, 2011 from $211,000 for the three months ended March 31, 2010, other selling, general and administrative expenses increased to $162,000 for the three months ended March 31, 2011 from $138,000 for the three months ended March 31, 2010.   Of the total $183,000 in wages for the first three months of 2010, $127,000 was not paid in cash during the period and was accrued to a later date when funds become available.  While there has been a substantial increase in costs and expenses in recent years, it is felt that these increases will lead to a considerable increase in earnings potential in 2011 and future years.

Net Loss

We reported a net loss of $375,000 during the three months ended March 31, 2011, as compared to net losses of $434,000 for the three months ended March 31, 2010.   The decrease in losses was primarily due to our having no amortization charge in the first three months of 2011 compared to $145,000 for the first three months of 2010, as well as lower payroll for the three months ended March 31, 2011 compared to the prior year period, offset by an increase in other selling, general and administrative for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Net income in the future will be dependent upon our ability to successfully complete testing in our targeted markets and new product lines and to increase revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses.    Our improved gross margin resulting from our manufacturing of our products should help us in our ability to hopefully become profitable in the future.

Operations Outlook

The majority of our marketing effort since 2005 has been directed at targeting and gaining a foothold in one of several major target areas, including the inland marine diesel market, trucking, railroad, heavy construction and mining.  Management has focused virtually all resources at pinpointing and convincing certain large potential customers within these markets, with our diesel fuel additive product lines.  While we still believe that this is a valid theory, the results, to date, have been less than we had expected.  A substantial portion of 2010 was spent redirecting our marketing emphasis for our primary product, EnerBurn, to solidify our major customers and expanding to newer, more innovative areas.  As such, we have created marketing alliances domestically and internationally with two new marketing groups, EnerGreen Technologies, based in Australia and G2 Fuel Technologies, a minority owned marketing firm working in both the domestic and foreign markets. This resulted in the signing of  marketing agreements which have opened our marketing efforts to both private and publically held customers both within the United States and abroad, which appear to have significant sales potential over the remainder of 2011 and thereafter.

We fully expect sales to our current in house customers to grow over the next several months and we will continue to work with our other domestic and international customers as in the past.    Working with EnerGreen, we are currently either in negotiations or currently testing with heavy construction and ocean going marine customers, both in Australia and in other international venues and expect to have several significant new customers over the nest year and forward.    G2 is currently heavily involved with federal, state and local government entities and are actively introducing EnerBurn and other Enerteck products to large new markets in those areas.   In addition, G2 is working with a large new potential customer in the product distribution area for the general market, which if successful will open our Enerteck products to a totally new customer base than previously targeted.

It remains to be seen how, when or if these efforts will become successful, however the potential for success is much broader with our increased ability to service these markets.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2011, we had working capital deficit of ($1,211,000) and a stockholders’ deficit of ($1,989,000) compared to a working capital deficit of ($870,000) and a stockholders’ deficit of ($1,651,000) on December 31, 2010.

On March 31, 2011, we had $77,000 in cash, total assets of $762,000 and total liabilities of $2,751,000, compared to $124,000 in cash, total assets of $809,000 and total liabilities of $2,460,000 on December  31, 2010.

Net cash used in operating activities was $172,000 for the three months ended March 31, 2011, which was primarily due to a net loss of ($375,000), prepaid expenses and other of ($33,000), offset by accounts payable of $38,000 and accrued liabilities of $125,000.  Net cash used in operating activities was $113,000 for the three months ended March 31, 2010, which was primarily due to a net loss of($434,000) and  prepaid expenses and other of ($27,000), offset by depreciation and amortization of $155,000, accrued liabilities of $151,000, accounts payable of $16,000 and inventory of $12,000.

For the three months ended March 31, 2011, we had investing activities of  $0 compared to investing activities of a negative $832 for the three months ended March 31, 2010.   Cash provided by financing activities was $125,000 for the three months ended March 31, 2011 as compared to $100,000 for the three months ended March 31, 2010.

On July 13, 2006, we completed the acquisition of the EnerBurn formulas, technology and associated assets pursuant to an Asset Purchase Agreement executed as of the same date (the “EnerBurn Acquisition Agreement”) between the Company and the owner of Ruby Cat (the “Seller”).  Pursuant thereto, the Company acquired from the Seller all of its  rights with respect to the liquid diesel motor vehicle fuel additives known as EC5805A and EC5931A products (the “Products”) as well as its rights to certain intellectual property and technology associated with the Products (collectively, the “Purchased Assets”).  The purchase price for the Purchased Assets was $3.0 million, payable as follows: (i) $1.0 million paid on July 13, 2006 in cash, and (ii) the remaining $2.0 million evidenced by a promissory note (the “Note”) bearing interest each month at a rate of 4.0% per annum, compounded monthly, and which shall be paid in four annual payments of $500,000 plus accumulated interest to that date on each anniversary of the closing until the entire purchase price is paid in full.  This acquisition allows us to manufacture our own on and off road versions of the EnerBurn product line and will allow for significant savings in the cost requirements of product sales from manufacturing.  The first payment of $500,000 was made in advance in May 2007.  An additional $500,000 due July 13, 2008 was also made in advance of the due date, on July 3, 2008. Due to litigation commenced between the Company and the Seller, the Company requested the court to grant it leave to pay the remaining installments under the EnerBurn Acquisition Agreement into the registry of the court pending adjudication of such matter.  The court granted the request and the Company paid the third annual installment of $500,000 plus accrued interest into the registry on July 13, 2009.  On March 31, 2010, the parties to the lawsuit entered into a settlement agreement pursuant to which, among other things, the remaining installments due under the EnerBurn Acquisition Agreement were paid by the Company on July 22, 2010, along with an additional sum of $75,000.  As a result, we have now completed our monetary obligations under the EnerBurn Acquisition Agreement which previously drew significantly on our cash reserves.

In the past, we have been able to finance our operations primarily from capital which has been raised.  To date, sales have not been adequate to finance our operations without investment capital.  For the year ended December 31, 2010, cash provided by financing activities was $688,000 from the proceeds of loans and advances made to the Company of $1,188,000, offset by payment on the note payable due on the intellectual property of $500,000.   For the year ended December 31, 2009, cash provided by financing activities was $930,000 from proceeds from sale of common stock of $1,150,000, related party note payable and advances of $280,000, offset by payment on the note payable due on the intellectual property of $500,000.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues we will require additional investment to satisfy our contemplated cash requirements for the next 12 months.  No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all.    We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million.  Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis.  Management acknowledges that sales revenues have been considerably less than earlier anticipated.  However, we expect that sales should show increases in 2011 and into 2012.  No assurances can be made that we will be able to increase our sales or obtain required financial on terms acceptable to us or at all.  Our contemplated cash requirements beyond 2011 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

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

Inventory

Inventory consists of market ready EnerBurn plus raw materials required to manufacture the products. Inventory is valued at the lower of cost or market, using the average cost method. Included in inventory are injector systems and R&D Equipment amounting to $74,000.  The Company’s remaining inventory was split on approximately a 95/5 basis between raw materials and finished goods at March 31, 2011.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts.  The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers.  There was no allowance for doubtful accounts considered necessary at March 31, 2011.

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

Diluted net income (loss) per common share is computed by dividing the net income applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2011 and 2010, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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
Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2011, we issued a total of 215,235 shares of our common stock to Asher Enterprises, Inc.  in connection with the full conversion of a $55,000 convertible promissory note held by Asher and issued on June 7, 2010.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 there under.

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

ENERTECK CORPORATION
(Registrant)

Dated:	May 13, 2011	By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 13, 2011	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)