Form 10-Q
period 2011-06-30
ENERTECK CORP
filed 2011-08-12
CIK 1128353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to ______

Commission file number 0-31981

ENERTECK CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware	47-0929885
(State or other jurisdiction	(I.R.S. Employer
of incorporation or	Identification No.)
organization)

10701 Corporate Drive, Suite 150 Stafford, Texas	77477
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 22,419,683 outstanding as of July 31, 2011.

ENERTECK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ENERTECK CORPORATION

Index to Financial Information
Period Ended June 30, 2011

Page

Consolidated Financial Statements (Unaudited):

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Unaudited	Audited
	June 30, 2011	Dec. 31, 2010
ASSETS

Current assets
Cash	$65,997	$123,526
Inventory	208,547	234,793
Receivables – Trade	206,761	199,660
Prepaid Expenses	33,750	11,570
Total current assets	$515,055	$569,549

Intellectual Property	$150,000	150,000

Property and equipment, net of accumulated depreciation of $338,250 and $321,748, respectively	73,212	89,714
Total assets	$738,267	$809,263

LIAB. AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$223,947	$191,800
Shareholder loans and advances	489,726	322,510
Accrued Interest	120,685	67,900
Other Accrued liabilities	1,122,720	857,067
Total current liabilities	$1,957,078	$1,439,277

Long Term Liabilities
Notes Payable	$665,140	$1,020,833
Total Long Term Liabilities	$665,140	$1,020,833

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issuedCommon stock, $.001 par value, 100,000,000 shares authorized, 22,326,033 and 21,982,616 shares issued and outstanding, respectively	22,326	21,983
Additional paid-in capital	23,443,522	22,544,644
Accumulated deficit	(25,349,799)	(24,217,474)
Total stockholders’ equity	(1,883,951)	(1,650,847)

Total liabilities and stockholders’ equity (deficit)	$738,267	$809,263

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Six Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$22,544	$92,582	$46,779	$192,108
Cost of goods sold	2,703	9,333	7,768	29,392
Gross profit	$19,842	$83,249	$39,011	$162,716

General and Administrative Expenses:
Wages	$181,691	$197,635	$365,022	$408,874
Non-cash compensation	439,804	0	439,804	0
Depreciation	8,251	10,371	16,502	20,742
Amortization	0	144,664	0	289,327
Other Selling, Gen. & Admin. Exp.	89,377	223,273	251,298	361,179
Total Expenses	$719,123	$575,943	$1,072,626	$1,080,122

Operating loss	$(699,281)	$(492,694)	$(1,033,615)	$(917,406)

Interest Income	4	4	14	10
Interest expense	(58,086)	(18,829)	(98,725)	(27,661)
Net Income (loss)	$(757,363)	$(511,519)	$(1,132,326)	$(945,057

Weighted average shares outstanding:	$(0.03)	$(0.02)	$(0.05)	$(0.05)
Basic and diluted	22,259,020	21,903,040	22,174,205	21,771,147

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended June 30, 2011
(Unaudited)

	June 30,	June 30,
	2011	2010
Net (loss)	$(1,132,326)	$(945,058)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and amortization	$42,717	$313,028
Common Stock, Warrants and Options for Services	439,804	0
Other Non CashTransactions	(43,108)	0
Changes in operating assets and liabilities:
Accounts receivable	(7,101)	27,879
Inventory	26,246	20,778
Prepaid expenses and other	(22,180)	66,100
Accounts payable	32,147	35.662
Accrued interest payable	98,725	20,920
Accrued Liabilities	282,365	291,127
NET CASH USED IN OPERATING ACTIVITIES	$(282,528)	$(169,564)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$0	$(832)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$0	$(832)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Note Payable for Intellectual Property	$0	$(300,000)
Proceeds of Stockholder Notes Payable and Advances	225,000	$505,000
CASH PROVIDED BY FINANCING ACTIVITIES	$225,000	$205,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(57,528)	$34,604
Cash and cash equivalents, beginning of Quarter	123,526	52,129
Cash and cash equivalents, end of Quarter	$65,997	$86,733
Cash paid for:
Income tax	$0	$0
Interest	$0	$6,741

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

During the second quarter of 2011, the Board of Directors granted 1,000,000 and 100,000 warrants respectfully as future compensation for Mr. Thomas Donino and to Mr. Richard Dicks.  These warrants were issued to replace the same number of warrants which expired in the fourth quarter of 2010.    These warrants have an exercise price of $0.60 per share and will expire in May 2016.   Using the Black-Scholes option pricing model, a valuation of these warrants was determined and compensation costs of $439,804 were recognized in the second quarter of 2011.  An additional 950,000 warrants with the same exercise price were also issued in the second quarter of 2011 to certain lenders as and for additional consideration for their loans to the Company which were made in 2010.  Similar to the above, the valuation of these warrants resulted in deferred interest costs of $419,812 being recognized during the second quarter of 2011.  Such deferred costs have been recorded as an offset to the respective notes payable and are being amortized as interest expense over the terms of the notes, through December 2013.  Amortization expense was approximately $18,100 for the second quarter of 2011, and will be approximately $37,500 per quarter thereafter.

NOTE 5 - EXERCISE OF WARRANTS

No warrants have been exercised during 2011 or 2010.

NOTE 6 – PRIVATE OFFERING

During the second quarter of 2009, we issued 1,600,000 shares of our common stock at $0.50 per share to five investors for total gross proceeds of $800,000 in a private placement offering to accredited investors only.   An additional 700,000 shares, at $0.50 per share, were issued in the third quarter of 2009 to three other investors in connection with additional proceeds of $350,000 which had been advanced by such investors during the second quarter of 2009.   An additional 60,000 shares, at $.50 per share, were issued in the second quarter of 2011 to one investor in connection with proceeds of $30,000 which had been advanced by such investor during the second quarter of 2009.  On March 18, 2010 such investor signed the subscription agreement and was issued 60,000 shares of common stock in April 2011.

During the first quarter of 2011, we received an advance of $125,000 in gross proceeds for 250,000 shares of our common stock at $0.50 per share to three investors in a private placement offering to accredited investors only.   Such shares have not been issued to date but will be issued in 2011.   This amount has been reported in the shareholder loans and advances in the accompanying balance sheet.

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

On July 20, 2010, the Company entered into a $200,000 convertible promissory note with a shareholder/director which shall be due and payable on July 20, 2013 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock.

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

During 2010 and 2011 such shareholder/director advanced the Company $50,000 and $100,000 respectively.  Such advances are due on demand and bear interest at 5% and 8% per annum respectively

NOTE 8 – CONVERTIBLE NOTE PAYABLE

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

On December 3, 2010, the Company entered into a $33,000 convertible promissory note with Asher Enterprises, Inc. due on September 3, 2011.  Interest is payable at 8% per annum.  At any time during the period beginning 120 days following the date of the promissory note until maturity, Asher Enterprises, Inc. shall have the right to convert any unpaid portion of the note into shares of common stock.  The assignment of the conversion feature of the note resulted in a loan discount being recorded. The discount amount of $27,000 is being amortized over the original nine month term of the debt as additional interest expense.  In the second quarter of 2011 Asher Enterprises converted $15,000 of the principal due on such note into 68,182 shares of common stock.  Amortization was $18,000 and $0 for the first two quarters of 2011 and 2010. See Note 11 for information on the additional conversion made by Asher Enterprises subsequent to the fiscal quarter ended June 30, 2011.

NOTE 9 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the quarter ending June 30, 2011 and the year ended December 31, 2010, the Company incurred net losses of $1,132,326  and $2,763,000, respectively .  In addition, at the quarter ending June 30, 2011 and year ending December 31, 2010, the Company has an accumulated deficit of $25,350,000 and $24,217,000 respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.   The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis.  Management believes that sales revenues for the first six months of 2011 and 2010 were considerably less than earlier anticipated.  As testing is either underway or completed with several potential new customers and in new areas with existing customers, management expects that sales should show significant increases in the latter part of 2011 and into 2012.

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

NOTE 11 — SUBSEQUENT EVENTS

Subsequent to the end of the second quarter of 2011, the Company granted 540,000 warrants to a director and his designee, 30,000 of which were issued in replacement of 30,000 warrants which expired in the second quarter of 2011 and 510,000 of which were issued in replacement of 510,000 warrants exercisable at $2.00 per share which were to expire in October 2012 and have been cancelled.   All of the new warrants have an exercise price of $0.60 per share.   An additional 250,000 warrants with the same exercise price were issued subsequent to the end of the second quarter of 2011 to such director and another officer/director of the Company as and for additional consideration for previous loans to the Company.  Also, subsequent to the end of the second quarter of 2011, three of the four directors of the Company were each granted 250,000 warrants for services rendered which warrants are exercisable at $0.60 per share.  All of the warrants have a term of five years.

Subsequent to the end of the second quarter of 2011, options to acquire 225,001 shares were issued under our 2003 Stock Option Plan to four employees with options are immediately exercisable.  These options have an exercise price of $0.60 per share and expire in five years from their issue date.

On July 15, 2011, the Company entered into an Investment Agreement (the “Investment Agreement”) with Kodiak Capital Group, LLC (the “Investor”).  The Investment Agreement provides the Company an equity line (the “Financing”) whereby the Company can issue and sell to the Investor, from time to time, shares of the Company’s common stock up to an aggregate purchase price of $4.0 million (the “Shares”) during the Open Period (as defined below).  Under the terms of the Investment Agreement, we have the right to deliver from time to time a written notice (the “Put Notice”) to the Investor stating the dollar amount of Shares the Company intends to sell to the Investor with the price per share based on the following formula: ninety percent (90%) of the lowest daily volume-weighted average price of the Company’s common stock during the period beginning on the date of the Put Notice and ending five (5) days thereafter.  The amount that the Company is entitled to sell to Kodiak under any single Put Notice will be equal to, at the Company’s election, an amount up to but not exceeding the greater of (i) 200% of the average daily volume of the common stock for three (3) trading days prior to the date of the applicable Put Notice multiplied by the average of the three (3) daily closing bid prices immediately preceding the date of the applicable Put Notice, or (ii) $200,000.  Under the Investment Agreement, the Company may not deliver the Put Notice until after the resale of the Shares has been registered pursuant to a registration statement filed with the Securities and Exchange Commission. Additionally, provided that the Investment Agreement does not terminate earlier, the Company has a twenty-four (24) month period, beginning on the trading day immediately following the effectiveness of the registration statement, during which it may deliver the Put Notice or Notices to the Investor (the “Open Period”).  In addition, the Company cannot submit a new Put Notice until the closing of the previous Put Notice, and in no event shall the Investor be entitled to purchase that number of Shares which when added to the sum of the number of shares of common stock already beneficially owned by the Investor would exceed 9.99% of the number of shares of common stock outstanding on the applicable closing date.

See Note 8 for information on a $33,000 convertible promissory note with Asher Enterprises, Inc. due on September 3, 2011 and the conversion by Asher Enterprises in the second quarter of 2011 of $15,000 of the principal due on such note into 68,182 shares of common stock.  Subsequent to the end of the second quarter of 2011, Asher Enterprises converted the remaining balance of such note and accrued interest into 93,650 shares of common stock.

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

RESULTS OF OPERATIONS

Revenues

We recorded $23,000 sales revenues for the three months, and $47,000 for the six months ended June 30, 2011 compared to sales revenues of $93,000 and $192,000 for the same periods of 2010.   The decrease in revenues for the three and six months of 2011 compared to the prior year periods was primarily due to a sale to our oldest  customer (Custom) in the previous year which did not reoccur this year.

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

As testing is either underway or completed with several potential new customers and in new areas with existing customers, more sales should occur.  We have been informed by our distributor for Australia that testing has successfully been completed with a new large customer there and that implementation will start shortly.  In addition, G2 Technologies, our new Certified Minority supplier and distributor, has advised us that several of its customers have started or will  start using EnerBurn during the third and fourth quarters of 2011.  It is expected that sales should show significant increases throughout the remainder of 2011and into 2012.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $20,000 or 88.0% of sales for the three month  and $39,000 or 83.4% of sales for the six month period ended June 30, 2011, compared to $83,000 or 89.9% of sales and $163,000 or 84.7% for the three period and six month periods ended June 30, 2010.   In terms of absolute dollars, the decrease for the three and six month periods is a direct reflection of the obvious difference in sales volume for the two periods.  As testing and sales negotiations are about to be completed with several new customers and in new areas with existing customers, more sales should occur.  It is expected that sales should begin to show significant increases throughout the remainder of 2011 and into 2012.

Cost of goods sold was $3,000 for the three period and $8,000 for the six month period ended June 30, 2011, which represented 12.0% and 16.6% of revenues, respectively as compared to $9,000 for the three months and $29,000 for the six months ended June 30, 2010 which represented 10.1% and 15.3% of revenues, respectively.      Since its purchase in July 2006, we have owned the EnerBurn technology and associated assets.  Although our manufacturing is performed for us by an unrelated third party, we should continue to realize better gross margins due to the manufacturing our own product lines, compared to those we had achieved in the past when we purchased all of our products from an outside vendor.

Costs and Expenses

Operating expenses were $719,000 for the three months and $1,073,000 for the six months ended June 30, 2011 as compared to $576,000 for the three months and $1,080,000 for the six months ended June 30, 2010.  Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses.  Such change from period to period of 2011 compared to 2010 was primarily due to stock based non cash compensation expense of $440,000 for the three months and six months ended June 30, 2011 compared to no such expense for the three months ended June 30, 2010.   This is offset somewhat by the end of the impairment expense write off for the Intellectual Property which was completed at year end 2010.     Wages decreased to $182,000 for the three months and $365,000 for the six months ended June 30, 2011 from $198,000 for the three months and $409,000 for the six months ended June 30, 2010.     Other selling, general and administrative expenses decreased to $89,000 for the three months and $251,000 for the six months ended June 30, 2011 from $223,000 for the three months and $361,000 for the six months ended June 30, 2010.   Of the total $365,000 in wages for the first six months ended June 30, 2011, $282,000 was not paid in cash during the period and was accrued to a later date when funds become available.  While there has been a substantial increase in costs and expenses in recent years, it is felt that these increases will lead to a considerable increase in earnings potential in 2011 and future years.

Net Loss

We reported net losses of $757,000 during the three months and $1,132,000 for the six months ended June 30, 2011, as compared to net losses of $512,000 for the three months and $945,000 for the six months ended June 30, 2010.   The increase in losses was primarily due to our having $440,000 in  stock based compensation  during the second quarter of 2011.

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

Operations Outlook

The majority of our marketing effort since 2005 has been directed at targeting and gaining a foothold in one of several major target areas, including the inland marine diesel market, trucking, heavy construction and mining.  Management has focused virtually all resources at pinpointing and convincing certain large potential customers within these markets, with our diesel fuel additive product lines.  While we still believe that this is a valid theory, the results, to date, have been less than we had expected.  A substantial portion of 2010 was spent redirecting our marketing emphasis for our primary product, EnerBurn, to solidify our major customers and expanding to newer, more innovative areas.  As such, we have created marketing alliances domestically and internationally with two new marketing groups, EnerGreen Technologies, based in Australia and G2 Fuel Technologies, a minority owned marketing firm working in both the domestic and foreign markets.    This resulted in the signing of these marketing agreements have opened our marketing efforts to both private and publically held customers both within the United States and abroad, which appear to have significant sales potential over the remainder of 2011 and thereafter.

We fully expect sales to our current in house customers to grow over the next several months and we will continue to work with our other domestic and international customers as in the past.    Working with EnerGreen, we are currently either in negotiations or currently testing with heavy construction and ocean going marine customers, both in Australia and in other international venues and expect to have several significant new customers over the next year and forward.    G2 is currently heavily involved with federal, state and local government entities and are actively introducing EnerBurn and other Enerteck products to large new markets in those areas.   The first municipal customer from this source has recently initiated the utilization of EnerBurn.    In addition, G2 is working with a large new potential customer in the product distribution area for the general market.  The final decision for this customer is to be made within the next 60 days, which if successful will open our Enerteck products to a totally new customer base than previously targeted.

It remains to be seen how, when or if these efforts will become successful, however the potential for success is much broader with our increased ability to service these markets.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2011, we had working capital deficit of ($1,442,000) and a stockholders’ deficit of ($1,884,000) compared to a working capital deficit of ($870,000) and a stockholders’ deficit of ($1,651,000) on December 31, 2010.

On June 30, 2011, we had $66,000 in cash, total assets of $738,000 and total liabilities of $2,622,000, compared to $124,000 in cash, total assets of $809,000 and total liabilities of $2,460,000 on December 31, 2010.

Net cash used in operating activities was $283,000 for the six months ended June 30, 2011, which was primarily due to a net loss of ($1,132,000), prepaid expenses and other of ($22,000), offset by accounts payable of $32,000, accrued interest payable of $99,000, accrued liabilities of $282,000 and common stock, warrants and options for services of $440,000.  Net cash used in operating activities was $169,000 for the six months ended June 30, 2010, which was primarily due to a net loss of ($945,000) offset by  prepaid expenses and other of $66,000,  non cash depreciation and amortization of $313,000, accounts receivable of $28,000, inventory of $21,000, accounts payable of $36,000, accrued interest payable of $20,000 and accrued liabilities of $291,000.

For the six months ended June 30, 2011, we had net cash provided by or used in investing activities of $0 compared to net cash used in investing activities of $1,000 for the six months ended June 30, 2010.   Cash provided by financing activities was $225,000 for the six months ended June 30, 2011 due to proceeds of stockholder notes and advances of $225,000 as compared to cash provided by financing activities of $205,000 for the six months ended June 30, 2010 due to proceeds of stockholder notes and advances of $505,000  offset by payment of note payable for intellectual property of $300,000.

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

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition  to our current cash and cash equivalents together with projected cash flows from operations and projected revenues we will require additional investment to satisfy our contemplated cash requirements for the next 12 months.  No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all.    We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million.  Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis.  As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated.  This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy.   Management expects that sales should show increases in 2011 and into 2012.  No assurances can be made that we will be able to obtain required financial on terms acceptable to us or at all.  Our contemplated cash requirements beyond 2011 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

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

Inventory

Inventory consists of market ready EnerBurn plus raw materials required to manufacture the products. Inventory is valued at the lower of cost or market, using the average cost method. Included in inventory are injector systems and R & D Equipment amounting to $74,000.     Testing of the PEX beta unit currently included in Other Inventory is scheduled to occur prior to the end of the third quarter of 2011.   Based on the outcome of that testing, it is expected that the company will be able to expand its marketing efforts to the environmental equipment market in a significant way.   The Company’s remaining inventory was split on approximately a 95/5 basis between raw materials and finished goods at June 30, 2011.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts.  The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers.  There was no allowance for doubtful accounts considered necessary at June 30, 2011.

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

Item 4.   Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the second quarter of 2011, we issued a total of 68,182 shares of our common stock to Asher Enterprises, Inc.  in connection with the conversion of $15,000 of the principal due on a $33,000 convertible promissory note held by Asher and issued on December 3, 2010.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 there under.

During the second quarter of 2011, we issued 60,000 shares of our common stock to an investor in connection with proceeds of $30,000 which had been advanced by such investor during the second quarter of 2009.  On March 18, 2010 such investor signed the subscription agreement and was issued 60,000 shares of common stock in April 2011.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 there under.

During the second quarter of 2011, the Board of Directors granted 1,000,000 and 100,000 warrants respectfully as future compensation for Mr. Thomas Donino and to Mr. Richard Dicks.  These warrants were issued to replace the same number of warrants which expired in the fourth quarter of 2010.    These warrants have an exercise price of $0.60 per share and will expire in May 2016.   An additional 950,000 warrants with the same exercise price were also issued in the second quarter of 2011 to certain lenders as and for additional consideration for their loans to the Company which were made in 2010.

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
101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

_____________________

*
In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION
(Registrant)

Dated: August 12, 2011	By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2011	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)