Form 10-Q
period 2011-09-30
ENERTECK CORP
filed 2011-11-14
CIK 1128353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to___________

Commission file number 0-31981

ENERTECK CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware	47-0929885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10701 Corporate Drive, Suite 150 Stafford, Texas	77477
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 22,519,683 outstanding as of  November 1, 2011.

ENERTECK CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ENERTECK CORPORATION

Index to Financial Information
Period Ended September 30, 2011

Page

Consolidated Financial Statements (Unaudited):

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Consolidated Financial Statements	F-4

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Unaudited	Audited
	September 30, 2011	Dec. 31, 2010
ASSETS

Current assets
Cash	$68,842	$123,526
Inventory	236,639	234,793
Receivables – Trade	309,542	199,660
Prepaid Expenses	22,500	11,570
Total current assets	$637,523	$569,549

Intellectual Property	$150,000	150,000

Property and equipment, net of accumulated depreciation of $346,652 and $321,748, respectively	66,310	89,714
Total assets	$853,833	$809,263

LIAB. AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$263,164	$191,800
Shareholder loans and advances	525,000	322,510
Accrued Interest	149,569	67,900
Other Accrued liabilities	1,315,733	857,067
Total current liabilities	$2,253,466	$1,439,277

Long Term Liabilities
Notes Payable	$705,568	$1,020,833
Total Long Term Liabilities	$705,568	$1,020,833

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
Common stock, $.001 par value, 100,000,000 shares authorized, 22,519,683 and 21,982,616 shares
issued and outstanding, respectively	22,520	21,983
Additional paid-in capital	24,168,125	22,544,644
Accumulated deficit	(26,295,846)	(24,217,474)
Total stockholders’ equity	(2,105,201)	(1,650,847)

Total liabilities and stockholders’ equity (deficit)	$853,833	$809,263

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Nine Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$31,164	$33,307	$77,943	$225,415
Cost of goods sold	5,078	9,791	12,846	39,183
Gross profit	$26,086	$23,516	$65,097	$186,233

General and Administrative Expenses:
Wages	$174,956	$190,272	$539,978	$599,146
Non-cash compensation	657,114	0	1,096,918	0
Depreciation	8,402	10,371	24,904	31,113
Amortization	0	144,664	0	433,992
Other Selling, Gen. & Admin. Exp.	59,395	131,157	310,693	492,336
Total Expenses	$899,867	$476,464	$1,972,493	$1,556,587

Operating loss	$(873,781)	$(452,948)	$(1,907,396)	$(1,370,355)

Interest Income	$2	$12	$16	$22
Interest expense	(72,267)	(22,869)	(170,992)	(50,321)
Net Income (loss)	$(946,046)	$(475,805)	$(2,078,372)	$(1,420,146)

Net Loss per Share: Basic and diluted	$(0.04)	$(0.02)	$(0.09)	$(.07)

Weighted average shares outstanding:
Basic and diluted	22,418,164	21,982,616	22,256,756	21,842,411

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2011
(Unaudited)

	Sept. 30,	Sept. 30,
	2011	2010
Net (loss)	$(2,078,372)	$(1,420,863)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	$110,544	476,942
Common Stock, Warrants and Options for Services	1,096,918	0
Changes in operating assets and liabilities:
Accounts receivable	(109,882)	46,431
Inventory	(1,846)	(29,623)
Prepaid expenses and other	(10,930)	(7,304)
Accounts payable	71,364	21,725
Accrued interest payable	81,833	11,777
Accrued Liabilities	462,187	430,099
NET CASH USED IN OPERATING ACTIVITIES	$(378,184)	$(470,816)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(1,500)	$(832)
Employee Advances		500
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(1,500)	$(332)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock	$50,000	$0
Proceeds of Stockholder Notes Payable and Advances	275,000	1,005,000
Payments on Intellectual Property	0	(500,000)
CASH PROVIDED BY FINANCING ACTIVITIES	$325,000	$505,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(54,684)	$33,852
Cash and cash equivalents, beginning of Quarter	123,526	52,129
Cash and cash equivalents, end of Quarter	$68,842	$85,981
Cash paid for:
Income tax	$0	$0
Interest	$0	$19,537

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

During the second quarter of 2011, the Board of Directors granted 1,000,000 and 100,000 warrants respectfully as future compensation for Mr. Thomas Donino and to Mr. Richard Dicks.  These warrants were issued to replace the same number of warrants which expired in the fourth quarter of 2010.    These warrants have an exercise price of $0.60 per share and will expire in May 2016.   An additional 950,000 warrants with the same exercise price were also issued in the second quarter of 2011 to certain lenders as and for additional consideration for their loans to the Company which were made in 2010.  During the third quarter of 2011, options to acquire 225,001 shares were issued under our 2003 Stock Option Plan to four employees with options are immediately exercisable.  These options have an exercise price of $0.60 per share and expire in five years from their issue date.

During the third quarter of 2011, the Company granted 540,000 warrants to a director and his designee, 30,000 of which were issued in replacement of 30,000 warrants which expired in the second quarter of 2011 and 510,000 of which were issued in replacement of 510,000 warrants exercisable at $2.00 per share which were to expire in October 2012 and have been cancelled.   All of the new warrants have an exercise price of $0.60 per share.   An additional 250,000 warrants with the same exercise price were issued subsequent to the end of the second quarter of 2011 to such director and another officer/director of the Company as and for additional consideration for previous loans to the Company.  Also, subsequent to the end of the second quarter of 2011, three of the four directors of the Company were each granted 250,000 warrants for services rendered which warrants are exercisable at $0.60 per share.  All of the warrants have a term of five years.

On July 15, 2011, the Company entered into an Investment Agreement (the “Investment Agreement”) with Kodiak Capital Group, LLC (the “Investor”).  The Investment Agreement provides the Company an equity line (the “Financing”) whereby the Company can issue and sell to the Investor, from time to time, shares of the Company’s common stock up to an aggregate purchase price of $4.0 million (the “Shares”).  Under the Investment Agreement, the Company may not deliver the Put Notice until after the resale of the Shares has been registered pursuant to a registration statement filed with the Securities and Exchange Commission (the “SEC”). On August 30, 2011, the Company filed such registration statement.  On September 19, 2011, and following the receipt of comments from the staff of the SEC, the Company filed a request for withdrawal of such registration statement because the SEC’s accommodation for equity line financing arrangements extends only to companies that are listed on a national securities exchange or quoted on the OTC Bulletin Board.

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

During the first quarter of 2011, we received an advance of $125,000 in gross proceeds for 250,000 shares of our common stock at $0.50 per share to three investors in a private placement offering to accredited investors only.   Such shares have not been issued to date but will be issued in 2011.   This amount has been reported in the shareholder loans and advances in the accompanying balance sheet pending completion of the subscription agreements.

During the third quarter of 2011, we sold to one accredited investor in a private placement offering 100,000 units at $0.50 per unit with each unit consisting of one share of our common stock and one common stock purchase warrant.  Each warrant is exercisable into one share of common stock at $0.75 per share.

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

On June 1, 2010, the Company entered into a $50,000 convertible promissory note with a shareholder/director which shall be due and payable on June 1, 2013 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock.  The assignment of the conversion feature of the note resulted in a loan discount being recorded. The discount amount of $36,207 is being amortized over the original thirty-nine month term of the debt as additional interest expense. Amortization for this loan was $3,017 and $0 for the first quarter of 2011 and 2010.

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

During 2010 and 2011 such shareholder/director advanced the Company $50,000 and $150,000 respectively.  Such advances are due on demand and bear interest at 5% and 8% per annum respectively

NOTE 8 – CONVERTIBLE NOTE PAYABLE

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

On December 3, 2010, the Company entered into a $33,000 convertible promissory note with Asher Enterprises, Inc. due on September 3, 2011.  Interest is payable at 8% per annum.  At any time during the period beginning 120 days following the date of the promissory note until maturity, Asher Enterprises, Inc. shall have the right to convert any unpaid portion of the note into shares of common stock.  The assignment of the conversion feature of the note resulted in a loan discount being recorded. The discount amount of $27,000 is being amortized over the original nine month term of the debt as additional interest expense.  In the second quarter of 2011 Asher Enterprises converted $15,000 of the principal due on such note into 68,182 shares of common stock.  In the third quarter of 2011, Asher Enterprises converted the remaining $18,000 balance of such note and accrued interest of $1,320 into 93,650 shares of common stock.

NOTE 9 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the thee and nine months ended September 30, 2011, the Company incurred net losses of  $946,000  and $2,078,000, respectively.  In addition, at the quarter ended September 30, 2011 and year ended December 31, 2010, the Company has an accumulated deficit of $26,296,000 and $24,217,000, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.   The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis.  Management understands that sales revenues for the first nine months of 2011 and for 2010 were considerably less than earlier anticipated.  As testing is either underway or completed with several potential new customers and in new areas with existing customers, management expects that sales should show significant increases in the latter part of 2011 and into 2012. A fire at our principal blender’s plant on October 3, 2011 has caused a delay in our ability to service some of our current and new customers until late in the fourth quarter of 2011.  However, we do not expect this incident will have a material adverse effect on our operations.  (See Note 11).   We have been notified of the successful completion of testing for a large new international customer, who is currently ordering the required injection equipment and we expect we will be starting full implementation of EnerBurn in the first quarter of 2012.  Also, G-2 Fuel Technologies, one of our marketing agents, has signed a supply contract with a large catalogue marketing group which is now scheduled to begin during the first quarter of 2012 as well.

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

NOTE 11 — SUBSEQUENT EVENTS

On October 3, 2011, a fire broke out at the Magna Blend Chemical plant in Waxahachie, Texas.  Magna Blend has been the principal blending plant for our EnerBurn product and was the storage location of our entire stock of raw materials and finished goods inventory.   Enerteck management has been informed by Magna Blend that the full replacement value of our inventory is covered under its insurance policy and that we will be fully reimbursed for our loss as soon as the insurance company completes its review of the fire.   In the meantime, to insure that at least some of our new and smaller customers are serviced, one of our established customers has agreed to supply us with several drums of EnerBurn which were being held in their supply inventory.   We will in turn replace these drums of chemical with new EnerBurn stock, as soon as the required raw material inventories can be acquired, blended and shipped back to their warehouses.   This should be accomplished prior to the end of the fourth quarter.  We do not expect this incident will have a material adverse effect on our operations.

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

RESULTS OF OPERATIONS

Revenues

We recorded $31,000 sales revenues for the three months, and $78,000 for the nine months ended September 30, 2011 compared to sales revenues of $33,000 sales revenues for the three months and $225,000 for the nine months ended September 30, 2010.   The decrease in revenues for the three and nine months of 2011 compared to the prior year periods was primarily due to a sale to our oldest customer (Custom) in the previous year which did not reoccur this year.

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

As testing is either underway or completed with several potential new customers and in new areas with existing customers, more sales should occur.  We have been informed by our distributor for Australia that testing has successfully been completed with a new large customer there and that implementation will start shortly.  In addition, G2 Technologies, our new Certified Minority supplier and distributor, has advised us that several of its customers have started or will start using EnerBurn during the fourth quarter of 2011 and the first and second quarters of 2012.   Delays caused by the loss of inventory due to the first will push back the initial installation of EnerBurn at certain of their customers.  It is expected that sales should show significant increases in 2012.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $26,000 or 83.4% of sales for the three month  ended September 30, 2011, compared to $24,000 or 72.7% of sales for the three month period ended September 30, 2010.  For the nine months ended September 30, 2011, gross profit was 65,000 or 83.3% of sales compared to $186,000 or 82.6% of sales for the nine month periods ended September 30, 2010.   In terms of absolute dollars, the decrease for the nine month period is a direct reflection of the obvious difference in sales volume for the two periods.  As testing and sales negotiations are about to be completed with several new customers and in new areas with existing customers, more sales should occur.  It is expected that sales should begin to show significant increases into 2012.

Cost of goods sold was $5,000 for the three month period and $13,000 for the nine month period ended September 30, 2011, which represented 16.1% and 16.6% of revenues, respectively as compared to $10,000 and $39,000 for the three and nine month periods ended September 30, 2010, which represented 29.4% and 17.4% of revenues.

Costs and Expenses

Operating expenses were $900,000 for the three months and $1,972,000 for the nine months ended September 30, 2011 as compared to $477,000 for the three months and $1,557,000 for the nine months ended September 30, 2010.  Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses.  Such change from period to period of 2011 compared to 2010 was primarily due to stock based non cash compensation expense of $657,114 for the three months and $1,096,918 for the nine months ended September 30, 2011 compared to no such expense for the three and nine months ended September 30, 2010.   This is offset somewhat by the end of the impairment expense write off for the Intellectual Property which was completed at year end 2010.     Wages decreased to $174,000 for the three months and $540,000 for the nine months ended September 30, 2011 from $190,000 for the three months and $599,000 for the nine months ended September 30, 2010.

Other selling, general and administrative expenses decreased to $59,000 for the three months and $311,000 for the nine months ended September 30, 2011 from $131,000 for the three months and $492,000 for the three months and nine months ended September 30, 2010.   Of the total $540,000 in wages for the first nine months ended September 30, 2011, $382,000 was not paid in cash during the period and was accrued to a later date when funds become available.  While there has been a substantial increase in costs and expenses in recent years, it is felt that these increases will lead to a considerable increase in earnings potential in 2011 and future years.

Net Loss

We reported net losses of $946,000 during the three months and $2,078,000 for the nine months ended September 30, 2011, as compared to net losses of $476,000 for the three months and $1,420,000 for the nine months ended September 30, 2010.

Net income in the future will be dependent upon our ability to successfully service the large new accounts that have recently successfully completed testing in our new markets and new product lines and to increase revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses.  Our improved gross margin resulting from our manufacturing of our products should help us in our ability to hopefully become profitable in the future.

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

We fully expect sales to our current in house customers to grow over the next several months and we will continue to work with our other domestic and international customers as in the past.    Working with EnerGreen, we are currently either in negotiations or currently testing with heavy construction and ocean going marine customers, both in Australia and in other international venues and expect to have several significant new customers over the next year and forward.    G2 is currently heavily involved with federal, state and local government entities and are actively introducing EnerBurn and other Enerteck products to large new markets in those areas.   The first municipal customer from this source has recently initiated the utilization of EnerBurn and testing when completed for this municipality should open new market for our products.    In addition, G2 has since the close of the third quarter signed a contract with large new customer in the product distribution area for the general market.  This customer, when fully implemented should greatly expand both the marketing and the distribution capabilities for our principal product, EnerBurn.   This customer alone is expected to open our Enerteck products to a totally new customer base than previously targeted.  G-2 is also actively marketing the product on an international basis and have negotiations are in process which should expand the market for EnerBurn in the coming year.

It remains to be seen how, when or if these efforts will become successful, however the potential for success is much broader with our increased ability to service these markets.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2011, we had working capital deficit of ($1,616,000) and a stockholders’ deficit of ($2,105,000) compared to a working capital deficit of ($870,000) and a stockholders’ deficit of ($1,651,000) on December 31, 2010.

On September 30, 2011, we had $69,000 in cash, total assets of $854,000 and total liabilities of $2,960,000, compared to $124,000 in cash, total assets of $809,000 and total liabilities of $2,460,000 on December 31, 2010.

Net cash used in operating activities was $378,000 for the nine months ended September 30, 2011, which was primarily due to a net loss of ($2,078,000) and offset by common stock, warrants and options for services of $1,096,918, accounts receivable of $110,000, accounts payable of $71,000, accrued interest payable of $81,833 and accrued liabilities of $463,000.  Net cash used in operating activities was $471,000 for the nine months ended September 30, 2010, which was primarily due to a net loss of ($1,420,000) offset by changes in accounts receivable of $46,000 and accrued liabilities of $431,000.

For the nine months ended September 30, 2011, we had net cash used by investing activities of  $1,500 for capital expenditures compared to net cash used in investing activities of $332 for the nine months ended September 30, 2010.   Cash provided by financing activities was $325,000 for the nine months ended September 30, 2011 due to proceeds from the sale of common stock of $50,000 and proceeds of stockholder notes and advances of $275,000 as compared to cash provided by financing activities of $505,000 for the nine months ended September 30, 2010 due to proceeds of stockholder notes and advances of $1,050,000 and proceeds from the sale of stock of $50,000 offset by payment of note payable for intellectual property of $500,000.

On July 13, 2006, we completed the acquisition of the EnerBurn formulas, technology and associated assets pursuant to an Asset Purchase Agreement executed as of the same date (the “EnerBurn Acquisition Agreement”) between the Company and the owner of Ruby Cat (the “Seller”).  Pursuant thereto, the Company acquired from the Seller all of its  rights with respect to the liquid diesel motor vehicle fuel additives known as EC5805A and EC5931A products (the “Products”) as well as its rights to certain intellectual property and technology associated with the Products (collectively, the “Purchased Assets”).  The purchase price for the Purchased Assets was $3.0 million, payable as follows: (i) $1.0 million paid on July 13, 2006 in cash, and (ii) the remaining $2.0 million evidenced by a promissory note (the “Note”) bearing interest each month at a rate of 4.0% per annum, compounded monthly, and which shall be paid in four annual payments of $500,000 plus accumulated interest to that date on each anniversary of the closing until the entire purchase price is paid in full.  All payments have been made and, as of July 2010,  we have now completed our monetary obligations under the EnerBurn Acquisition Agreement.   Through 2010 this obligation drew significantly on our cash reserves.  Starting in 2011 this is no longer the case.

In the past, we have been able to finance our operations primarily from capital which has been raised.  To date, sales have not been adequate to finance our operations without investment capital.   Year to date through September 30, 2011, investment capital has provided $325,000 for working capital.    For the year ended December 31, 2010, cash provided by financing activities was $688,000 from the proceeds of loans and advances made to the Company of $1,188,000, offset by payment on the note payable due on the intellectual property of $500,000.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues we will require additional investment to satisfy our contemplated cash requirements for the next 12 months.  No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all.    We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million.  Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis.  As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated.  This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy.   Management expects that sales should show increases in 2012.  No assurances can be made that we will be able to obtain required financial on terms acceptable to us or at all.  Our contemplated cash requirements beyond 2011 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

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

Inventory

Inventory consists of market ready EnerBurn plus raw materials required to manufacture the products. Inventory has been valued at the lower of cost or market, using the average cost method.  That is the method used to show inventory on the current quarter ending schedules.    Subsequent to the quarter closing on October 3, 2011, there was a major fire at the Waxahachie, Texas facilities of our primary chemical blending agent, Magna Blend.  While our products and raw materials were not directly the cause of the fire, all of our raw materials for the production   of our principal product, EnerBurn and finished good inventory of EnerBurn were lost.    We have been informed by Magna Blend that all costs related to the replacement of our raw materials and finished good were fully covered and that we would be mae whole on this lost, shortly.   Replacement raw materials have been ordered, however it is estimated that it will be early December before we can be back in full production.   Arrangements have been made with our other blending agents to take over production at that time.    In addition, one of our existing customers has agreed to do a like kind exchange of several drums of EnerBurn to allow us to begin servicing of some of our new and smaller customers until new product can be produced.   At that time, this chemical will be replaced out of new production.   Upon replacement of the raw material inventory we will return to using the average cost method for accounting for future inventory.

Included in inventory are injector systems and R & D Equipment amounting to $73,000.     Testing of the PEX beta unit currently included in Other Inventory is scheduled to occur prior to the end of the fourth quarter of 2011.   Based on the outcome of testing, it is fully expected that the company will be able to expand its marketing efforts to the environmental equipment market in a significant way.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts.  The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers.  There was no allowance for doubtful accounts considered necessary at September 30, 2011.

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

ITEM 4.   CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the second quarter of 2011, we issued a total of 68,182 shares of our common stock to Asher Enterprises, Inc.  in connection with the conversion of $15,000 of the principal due on a $33,000 convertible promissory note held by Asher and issued on December 3, 2010.  During the third quarter of 2011, Asher Enterprises converted the remaining $18,000 balance of such note and accrued interest of $1,320 into 93,650 shares of common stock.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 there under.

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

During the third quarter of  2011, the Company granted 540,000 warrants to a director and his designee, 30,000 of which were issued in replacement of 30,000 warrants which expired in the second quarter of 2011 and 510,000 of which were issued in replacement of 510,000 warrants exercisable at $2.00 per share which were to expire in October 2012 and have been cancelled.   All of the new warrants have an exercise price of $0.60 per share.   An additional 250,000 warrants with the same exercise price were issued in the third quarter of 2011 to such director and another officer/director of the Company as and for additional consideration for previous loans to the Company.  Also, in the third quarter of 2011, three of the four directors of the Company were each granted 250,000 warrants for services rendered which warrants are exercisable at $0.60 per share.  All of the warrants have a term of five years.

During the third quarter of 2011, options to acquire 225,001 shares were issued under our 2003 Stock Option Plan to four employees with options are immediately exercisable.  These options have an exercise price of $0.60 per share and expire in five years from their issue date.

During the third quarter of 2011, we sold to one accredited investor in a private placement offering 100,000 units at $0.50 per unit with each unit consisting of one share of our common stock and one common stock purchase warrant.  Each warrant is exercisable into one share of common stock at $0.75 per share. These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 there under.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  [REMOVED AND RESERVED.]

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

_________________
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

ENERTECK CORPORATION
(Registrant)

Dated: November 14, 2011	By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2011	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)