Form 10-K
period 2011-12-31
ENERTECK CORP
filed 2012-04-16
CIK 1128353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (12,565,197) as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6,785,000.  The number of shares outstanding of the Common Stock ($.001 par value) of the registrant as of the close of business on April 10, 2012 was 23,028,017.

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

As testing is either underway or has been completed with several potential new customers and in new areas with existing customers, more sales should occur.  We have been informed by our distributor for Australia that testing has successfully been completed with a new large customer there and that implementation will start shortly.   This implementation will require the installation of injection systems on each of the customer vessels which may take through the end of 2012 to fully occur.

In addition, G2 Technologies, our new Certified Minority supplier and distributor, has advised us that several of its customers have started or will start using EnerBurn during 2012.  It is expected that sales should show significant increases during the third and fourth quarters of  2012.    .

During the first quarter of 2011, we have formed EnerTeck Environmental, LLC, a joint venture with Indian Nation Technologies, LLC located in Comanche, Oklahoma for the testing and manufacture of an innovative new type of environmental equipment for the remediation of diesel engine emissions for diesel engines in the marine industry.   Indian Nation has filed a patent for this equipment and we will hold the exclusive marketing rights for this technology for the various applications within the marine diesel industry.   Testing commenced late in the first quarters of 2011 on a towboat located on the Mississippi River.   To date the tested engine has logged in more than 10,000 successful hours of operation with no apparent degrading of the effectiveness of the equipment.   To comply with regulations of the California Air Quality Control Board (CARB) additional monitoring and warning equipment has been developed and will be mounted on the equipment to supply ongoing emissions information for the crew.   Upon installation it will be run an additional 1,000 hours before final testing will take place.   It is anticipated that subsequent to the final testing and acceptance of this technology this new technology will open vast new marketing opportunities for us in the coming years.

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

Manufacturing

The acquisition of the EnerBurn formulas, technology and associated assets has provided us the ability to transform our business from a sales organization to a fully integrated manufacturer and distributor of EnerBurn.  The manufacturing of our EnerBurn product has been undertaken for the past three years pursuant to a Manufacturing and Supply Agreement entered into on August 18, 2006 with Independent Contract Packaging, Inc., a Texas corporation located in Cut and Shoot, Texas (“ICP”).  Pursuant to the agreement, ICP was appointed as our non-exclusive manufacturer, blender and packager of our EnerBurn product for a term of three years which ended in 2009.  We have subsequently moved our principal manufacturing operation to Magna Blend of Waxahachie, Texas, with a second company, J. T. Enterprises of Tyler, Texas as our backup manufacturing facility.  We have agreed to supply certain tanks and related equipment and raw materials to be used by J. T. Enterprise to manufacture, blend and package the EnerBurn product, and both Magna Blend and J. T. Enterprises have agreed to provide their manufacturing, blending and packaging services on a commercially reasonably prompt basis according to the specifications received from and required by us.  For such services, we have agreed to pay each its fees pursuant to an agreed upon fee schedule.  On October 3, 2011, a fire broke out at the Magna Blend Chemical plant in Waxahachie, Texas.  Magna Blend has been the principal blending plant for our EnerBurn product and was the storage location of our entire stock of raw materials and finished goods inventory.   Magna Blend subsequently has reimbursed Enerteck the full replacement value of our lost inventory.   During the interim, to insure that at least some of our new and smaller customers could be serviced, one of our established customers agreed to supply us with several drums of EnerBurn, which were being held in their supply inventory.   We have in turn replaced these drums of chemical with new EnerBurn stock, as soon as the required raw material inventories could be acquired, blended at our new blending facility at ChemJet Chemicals located in Conroe, Texas and was shipped back to our customer’s warehouses.   We do not feel this incident will have a material adverse effect on our operations, nor do we expect it to reoccur in the future.

As stated earlier, during the first quarter of 2011, we formed Enerteck Environment, LLC, a joint venture with Indian Nation Technologies, LLC for the testing and manufacture of an innovative new type of environmental equipment for the remediation of diesel engine emissions for diesel engines in the marine industry.   Enerteck is to own a 40% interest in the marine diesel application of the Indian Nation technology.    Indian Nation has filed a patent for this equipment.   Enerteck, through Enerteck Environmental LLC will hold the exclusive marketing rights for this technology for the various applications within the marine diesel industry.   The Beta unit, which is the property of Enerteck, was mounted and has been under continuous successful operation since March of 2011.    Official final testing is set to commence during the second quarters of 2012 and it is anticipated that upon final approval, this new technology will open vast new marketing opportunities for us both domestically and internationally in the coming years.

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

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE AND WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES AND OUR FINANCIAL RESULTS.   For the years ended December 31, 2011 and 2010, we generated revenues of $113,000 and $231,000, respectively, and incurred net losses of $2,278,000 and $2,763,000, respectively.  Continued failure to increase our revenues significantly will harm our business.   Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.   If our revenues grow more slowly than we anticipate, our gross margins fail to maintain its current improvement, or our operating expenses exceed our expectations, our operating results will suffer.  If we are unable to sell our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.

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

       OUR LACK OF DIVERSIFICATION WILL INCREASE THE RISK OF AN INVESTMENT IN US.  Our business has historically been entirely dependent upon the acceptance of EnerBurn in the market place.  Beginning in 2011, however, we became involved in a joint venture for the testing and manufacture of an innovative new type of environmental equipment for the remediation of diesel engine emissions for diesel engines in the marine industry which we believe will lead to new marketing and revenue opportunities.  While we may no longer be entirely dependent upon the acceptance of EnerBurn in the marketplace for our success, our business opportunities are still limited and lack significant diversification.  As a result, we are impacted more acutely by factors affecting our industry or the regions in which we operate that we would if our business were more diversified, enhancing our risk profile.

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

WE ARE RELIANT UPON THIRD-PARTY MANUFACTURERS FOR OUR PRODUCTS; ANY PROBLEMS THEY ENCOUNTER WILL DETRIMENTALLY IMPACT OUR BUSINESS.  The manufacturing of our products are undertaken by third-party manufacturers. There can be no assurance that such manufacturers will be reliable in meeting delivery schedules, or that such manufacturers will not experience their own financial difficulties or encounter other problems which could detrimentally impact our business. Since 2009, our principal manufacturing facility was with Magna Blend of Waxahachie, Texas.  As a result of a fire which occurred in October 2011 at Magna Blend’s plant, we did lose inventory which lead to certain delays in fulfilling product orders.  Subsequent to the fire, we were reimbursed by Magna Blend for the full replacement value of our lost inventory and one of our established customers agreed to supply us with several drums of EnerBurn which were being held in its supply inventory so that we could service our customers.  In addition, we have now moved our manufacturing to ChemJet Chemicals located in Conroe, Texas.  Although we do not believe this incident had a material adverse affect on our financial condition or operations, there is no guarantee that such will be the case in the event we should encounter a similar or different problem with our manufacturing arrangements in the future.  Furthermore, in the event we need to secure other manufacturers, there can be no assurance that we will be able to secure such arrangements on terms acceptable to the Company.

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

Risks Related To Our Common Stock

WE HAVE ISSUED A SUBSTANTIAL NUMBER OF WARRANTS TO PURCHASE OUR COMMON STOCK WHICH WILL RESULT IN SUBSTANTIAL DILUTION TO THE OWNERSHIP INTERESTS OF OUR EXISTING SHAREHOLDERS. As of December 31, 2011, we had 22,419,682 shares of common stock outstanding. Up to an additional 4,090,047.5 shares are issuable upon the exercise of the warrants currently outstanding and up to 553,401 shares are issuable upon exercise of options currently outstanding.  The exercise of all of these warrants and options will substantially dilute the ownership interests of our existing shareholders.

        WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.  We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future.

THE TRADING PRICE OF OUR COMMON STOCK MAY BE VOLATILE.  The trading price of our shares has, from time to time, fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including the risk factors set forth in this report as well as our operating results, financial condition, announcements of innovations or new products by us or our competitors, general conditions in the market place, and other events or factors. Although we believe a number of registered broker dealers currently make a market in our common stock, we cannot assure you that any of these firms will continue to serve as market makers or have the financial capability to stabilize or support our common stock. A reduction in the number of market makers or the financial capability of any of these market makers could also result in a decrease in the trading volume of and price of our shares. In recent years, broad stock market indices, in general, and the securities of technology companies, in particular, have experienced substantial price fluctuations. Such broad market fluctuations may adversely affect the future trading price of our common stock.

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

Item 2.   Properties.

We do not own any real estate.  We lease approximately 2,722 square feet of space for our executive offices at 10701 Corporate Drive, Suite No. 150, Stafford, Texas.  Such lease, which commenced on February 1, 2001, had an original term of three years and has been extended to August 31, 2014.  We have an option to renew for an additional two years at that time.  Rent expense for the years ended December 31, 2011 and December 31, 2010 totaled approximately $49,368 and $46,815, respectively.   Management believes that the current facility is adequate for the foreseeable future.

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

Item 4.   Mine Safety Disclosures.

Not applicable.

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

Year ended December 31, 2010:	High	Low

Jan. 1, 2010 to March 31, 2010	$0.70	$0.21
April l, 2010 to June 30, 2010	$0.70	$0.25
July 1, 2010 to Sept. 30, 2010	$0.79	$0.05
Oct. 1, 2010 to Dec. 31, 2010	$1.00	$0.29

Year ended December 31, 2011:	High	Low
Jan. 1, 2011 to March 31, 2011	$0.95	$0.30
April l, 2011 to June 30, 2011	$0.70	$0.20
July 1, 2011 to Sept. 30, 2011	$0.65	$0.05
Oct. 1, 2011 to Dec. 31, 2011	$0.65	$0.10

Holders

As of December 31, 2011, there were approximately 918 stockholders of record of the Company’s Common Stock.  This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal years ended December 31, 2010 and 2011 that were not registered under the Securities Act of 1933, as amended:

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

Other Information

Pursuant to an Investment Agreement dated as of July 15, 2011 between the Company and Kodiak Capital Group, LLC (“Kodiak”), the Company has the right to “put” to Kodiak (the “Put”), from time to time during a defined period, up to $4.0 million in shares of Common Stock, based on a pre-determined formula.  Under the Investment Agreement, the Company may not exercise the Put until after the resale of the shares has been registered pursuant to a registration statement filed with the Securities and Exchange Commission.  On August 30, 2011, the Company filed such registration statement.  On September 19, 2011, and following the receipt of comments from the staff of the SEC, the Company filed a request for withdrawal of such registration statement because the SEC’s accommodation for equity line financing arrangements extends only to companies that are listed on a national securities exchange or quoted on the OTC Bulletin Board. No portion of the Equity Facility has been exercised by the Company to date, and as a result there is no balance due from Kodiak. There can be no assurance that the Company will ever be able to exercise the Put under the Investment Agreement.

Equity Compensation Plan Information

Information regarding equity compensations plans, as of December 31, 2011, is set forth in the table below:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (b)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation
plans approved by
security holders	553,401	(1)	$0.76	446,599	(1)

Equity compensation
plans not approved
by security holders	4,090,047.5	(2)	$0.66	N/A

Total	4,643,448.50		$0.67	446,599
__________________
(1)	Represents shares underlying the 2003 Employee Stock Option Plan.

(2)	Represents shares underlying the individual grant of warrants.

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

Results of Operations

Revenues

We recognized revenues of $113,000 for the year ended December 31, 2011, compared to revenues of $231,000 for the year ended December 31, 2010, a decrease in revenues of $118,000 or 51.1%.  The primary source of revenue for the years ended December 31, 2011 and 2010 is from the sale of EnerBurn to heavy construction and maritime industries.  The price levels of product sold in 2011 was relatively comparable to pricing in 2010.  This decrease in revenues can be traced primarily to a lack of new customers.   As testing is either underway or completed with several potential new customers and in new areas with existing customers, more sales should occur.  It is expected that sales should show significant increases throughout 2012.

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

Gross Profit

Gross profit, defined as revenues less cost of goods sold and the results of the one time sales return discussed above, was $82,000 or 72.9% of sales for the year ended December 31, 2011, compared to $191,000 or 82.7% of sales for the year ended December 31, 2010.  In terms of absolute dollars, gross profit decreased $109,000 primarily due to the decreased sales achieved in 2011 compared to 2010.   The gross profit percentage decreased 9.8% for the 2011 calendar year compared to the 2010 calendar year due primarily to the additional cost in our manufacturing facility and the increased cost of raw materials due to the October fire at Magna Blend.  As our overall volumes increase, we feel confident that there will be an improvement in the gross profit percentage as our manufacturing proficiency continues to improve for our core products.

Cost of good sold was $31,000 for the 2011 calendar year which represented 27.1% of revenues compared to $41,000 for the 2010 calendar year which represented 17.3% of revenues.  The increase in cost of goods sold as a percentage of revenues primarily reflect a slight increase in overall product cost from our initiation of manufacturing of our products.  We have owned the EnerBurn technology and associated assets since its purchase in July 2006.  Although our actual manufacturing function is performed for us by an unrelated third party under contract to us, we should continue to realize better gross margins through the manufacturing of our product lines, compared to those we achieved in the past when we purchased all of our products from an outside vendor.

Cost and Expenses

Costs and expenses for operations increased to $2,267,000 for the year ended December 31, 2011 from $1,988,000 for the year ended December 31, 2010, an increase of $279,000, primarily due to increases in non-cash compensation and professional fees.  Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses.  While there has been a substantial increase in costs and expenses for 2011 and 2010 over prior years, it is felt that these increases will lead to a considerable increase in earnings potential in 2012 and future years, though this has not been substantiated to date.

Net Loss

Total net loss for the year ended December 31, 2011, was $2,278,000 as compared to a total net loss of $2,763,000 for the year ended December 31, 2010.   This amounts to a decrease in net loss for the year ended December 31, 2011 of $485,000 as compared with the year ended December 31, 2010.   Such decrease was primarily due to impairment of the intellectual property.

Net income in the future will be dependent upon our ability to successfully complete testing in our projected new markets and new product lines and to increase revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses.    Our gross margin resulting from our manufacturing of our products should help us in our ability to hopefully become profitable in the future.

Operations Outlook

The majority of our marketing effort since 2005 has been directed at targeting and gaining a foothold in one of several major target areas, including the inland marine diesel market, trucking, heavy construction and mining.  Management has focused virtually all resources at pinpointing and convincing certain large potential customers within these markets, with our diesel fuel additive product lines.  While we still believe that this is a valid theory, the results, to date, have been less than we had expected.  A substantial portion of 2010 was spent redirecting our marketing emphasis for our primary product, EnerBurn, to solidify our major customers and expanding to newer, more innovative areas.  As such, we have created marketing alliances domestically and internationally with two new marketing groups, EnerGreen Technologies, based in Australia and G2 Fuel Technologies, a minority owned marketing firm working in both the domestic and foreign markets. This resulted in the signing of these marketing agreements have opened our marketing efforts to both private and publically held customers both within the United States and abroad, which appear to have significant sales potential.

As testing is either underway or has been completed with several potential new customers and in new areas with existing customers, more sales should occur.  We have been informed by our distributor for Australia that testing has successfully been completed with a new large customer there and that implementation will start shortly. This implementation will require the installation of injection systems on each of the customer vessels which may take through the end of 2012 to fully occur.

In addition, G2 Technologies, our new Certified Minority supplier and distributor, has advised us that several of its customers have started or will start using EnerBurn during 2012.  It is expected that sales should show significant increases during the third and fourth quarters of  2012.

During the first quarter of 2011, we have formed EnerTeck Environmental, LLC, a joint venture with Indian Nation Technologies, LLC located in Comanche, Oklahoma for the testing and manufacture of an innovative new type of environmental equipment for the remediation of diesel engine emissions for diesel engines in the marine industry.   Indian Nation has filed a patent for this equipment and we will hold the exclusive marketing rights for this technology for the various applications within the marine diesel industry.   Testing commenced late in the first quarters of 2011 on a towboat located on the Mississippi River.   To date the tested engine has logged in more than 10,000 successful hours of operation with no apparent degrading of the effectiveness of the equipment.   To comply with regulations of the California Air Quality Control Board (CARB) additional monitoring and warning equipment has been developed and will be mounted on the equipment to supply ongoing emissions information for the crew.   Upon installation it will be run an additional 1,000 hours before final testing will take place.   It is anticipated that subsequent to the final testing and acceptance of this technology this new technology will open vast new marketing opportunities for us in the coming years.

Liquidity and Capital Resources

On December 31, 2011, we had working capital deficit of ($1,612,000) and stockholders’ deficit of ($2,181,000) compared to working capital deficit of ($870,000) and stockholders’ deficit of ($1,651,000) on December 31, 2010.   The majority of the decrease in equity stems  from poor sales and the issuance of noncash compensation.    On December 31, 2011, the Company had $374,000 in cash, total assets of $1,075,000 and total liabilities of $3,255,000 compared to $124,000 in cash, total assets of $809,000 and total liabilities of $2,460,000.

Net cash used in operating activities was $143,000 for the year ended December 31, 2011 compared to net cash used in operating activities of $616,000 for the year ended December 31, 2010.   Such changes from period to period were primarily the result of a net loss of $2,278,000 for the year ended December 31, 2011 partially offset by non-cash charges for Common Stock, Warrants and Options of $1,097,000 and Depreciation and Amortization of $159,000, accounts payable of $244,000, accrued interest payable of $115,000 and accrued liabilities of $566,000, compared to a net loss of $2,762,000 for the year ended December 31, 2010 partially offset by non-cash charges for the impairment of the intellectual property of $1,447,000, together with accounts payable of 36,000, accrued interest payable of $49,000 and accrued liabilities of $563,000.

Cash used by investing activities was $1,500 for the year ended December 31, 2011 which was the result of the purchase of assets.  Cash used in investing activities was $300 for the year ended December 31, 2010 which was the result of capital expenditures of $800 offset by employee advances of $500.

Cash provided by financing activities was $395,000 for the year ended December 31, 2011 from the proceeds of loans and advances made to the Company.   This compares to $688,000 for the year ended December 31, 2010 from the proceeds of loans and advances made to the Company of $1,188,000, offset by payment on the note payable due on the intellectual property of $500,000.

On July 13, 2006, we completed the acquisition of the EnerBurn formulas, technology and associated assets pursuant to an Asset Purchase Agreement executed as of the same date (the “EnerBurn Acquisition Agreement”) between the Company and the owner of Ruby Cat (the “Seller”).  Pursuant thereto, the Company acquired from the Seller all of its  rights with respect to the liquid diesel motor vehicle fuel additives known as EC5805A and EC5931A products (the “Products”) as well as its rights to certain intellectual property and technology associated with the Products (collectively, the “Purchased Assets”).  The purchase price for the Purchased Assets was $3.0 million, payable as follows: (i) $1.0 million paid on July 13, 2006 in cash, and (ii) the remaining $2.0 million evidenced by a promissory note (the “Note”) bearing interest each month at a rate of 4.0% per annum, compounded monthly, and which shall be paid in four annual payments of $500,000 plus accumulated interest to that date on each anniversary of the closing until the entire purchase price is paid in full.  All payments have been made and, as of July 2010, we have now completed our monetary obligations under the EnerBurn Acquisition Agreement and the Note.  Through 2010 this obligation drew significantly on our cash reserves.  Starting in 2011 this is no longer the case.

In the past, we have been able to finance our operations primarily from capital which has been raised.  To date, sales have not been adequate to finance our operations without investment capital.  During 2011, investment capital has provided $395,000 for working capital.    For the year ended December 31, 2010, cash provided by financing activities was $688,000 from the proceeds of loans and advances made to the Company of $1,188,000, offset by payment on the note payable due on the intellectual property of $500,000.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues we will require additional investment to satisfy our contemplated cash requirements for the next 12 months.  No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all.    We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million.  Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis.  As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated.  This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy.   Management expects that sales should show increases in 2012.  No assurances can be made that we will be able to obtain required financial on terms acceptable to us or at all.  Our contemplated cash requirements beyond 2012 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

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

Inventory

Inventory consists of market ready EnerBurn plus raw materials required to manufacture the products. Inventory is valued at the lower of cost or market, using the average cost method.  As previously stated, on October 3, 2011, a fire broke out at the Magna Blend Chemical plant in Waxahachie, Texas.  Magna Blend has been the principal blending plant for our EnerBurn product and was the storage location of our entire stock of raw materials and finished goods inventory.   Enerteck was subsequently paid by Magna Blend the full replacement value of our inventory and replacement has been made of both raw materials and finished goods sufficient for us to continue operations.   In the interim, to insure that at least some of our new and smaller customers could be serviced, one of our established customers agreed to supply us with several drums of EnerBurn, which were being held in their supply inventory.   We will in turn replaced these drums of EnerBurn with new EnerBurn stock, as soon as the required raw material inventories could be acquired, blended and shipped back to their warehouses.   This was all accomplished prior to the end of the fourth quarter.  We do not expect this incident will have a material adverse effect on our operations.

Also included in inventory were five large Hammonds EnerBurn doser systems amounting to $28,000, which have been returned to Hammonds during the first quarter of 2011 in exchange for more useful equipment. Also included in inventory is a Pex unit amounting to $39,000.  The Company’s remaining inventory was split on approximately a 78/22 basis between raw materials and finished goods at December 31, 2011.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts.  The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers.  Accounts are written off as bad debts when all collection efforts have failed and the account is deemed uncollectible.  There was no allowance for doubtful accounts considered necessary at December 31, 2011 and 2010, respectively.

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

During the year ended December 31, 2011, EnerTeck entered into stock sales agreements with investors who contributed $175,000 in cash to the Company for 350,000 shares of common stock.  The shares have not been issued as of December 31, 2011 but retain the rights associated with the respective class of stock.  Accordingly, these shares are considered common stock equivalents for purposes of computing basic earnings per share.

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

Taxes Collected

The Company collects sales taxes assessed by governmental authorities imposed on certain sales to customers.  Sales taxes collected are included in revenues; net amounts paid are reported as expenses in the consolidated statement of operations.

Recently Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-28, Intangibles – Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which amends Accounting Standards Codification (ASC) 350, Intangibles – Goodwill and Other. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that an impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company does not anticipate the adoption of ASU 2010-28, will have a material impact on our financial statements. Early adoption is not permitted.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 is intended to result in convergence between GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company is currently evaluating the potential impact of ASU 2011-04 and does not expect the adoption to have a material impact on its financial statements.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income" ("ASU No. 2011-05"), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income" ("ASU No. 2011-12"), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 will not have a material impact on the company's financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test as described in ASC 350, Intangibles-Goodwill and Other . The ASU defines the more-likely-than-not threshold as having a likelihood of more than 50%. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate the adoption of this ASU will have an impact on our financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect that the adoption of ASU 2011-11 will have a significant, if any, impact on the Company’s Financial Statements.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Name	Age	Present Position and Offices	Has Served as Director Since
Dwaine Reese	69	Chairman of the	January 2003
		Board, Chief Executive
		Officer and Director
Gary B. Aman	64	President and Director	March 2005
Jack D. Cowles	51	Director	March 2005
Thomas F. Donino	50	Director	December 2005
Richard B. Dicks	64	Chief Financial Officer	-

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

Based solely on the Company’s review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the year ended December 31, 2011, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except that Dwaine Reese filed one report late relating to a total of two transactions, Gary B. Aman filed one report late relating to a total of three transactions, Thomas F. Donino file filed three reports late relating to a total of seven transactions, Jack D. Cowles filed one report late relating to one transaction, and Richard B. Dicks filed two reports late relating to a total of two transactions.

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

Item 11.  Executive Compensation.

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2011 and December 31, 2010, of those persons who were, (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)		($)	($)	($)
Dwaine Reese, Chairman of the Board	2011	$250,000	$0	$0	$159,737	(1)	$0	$0	$0	$409,737
and Chief Executive Officer	2010	$250,000	$0	$0	$0		0	0	$0	$250,000

Gary B. Aman,	2011	$200,000	$0	$0	$199,670	(1)	$0	$0	$0	$399,670
President	2010	$200,000	$0	$0	$0		$0	$0	$0	$200,000
_______________________
(1)
Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC 718 in connection with options and warrants granted as compensation.  Does not include information with respect to warrants granted to Mr. Aman as and for additional consideration for previous loans made to the Company.

Equity Awards

The following table provides certain information concerning equity awards held by the named executive officers as of December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	No. of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested(#)

Dwaine Reese	250,000	(1)	-0-	$0.60	8/9/2016	-0-	-0-
	83,334		-0-	$0.60	8/9/2016	-0-	-0-
	25,000		-0-	$0.55	7/21/2014	-0-	-0-
	25,000		-0-	$0.80	1/15/2013	-0-	-0-
Gary Aman	250,000	(1)	-0-	$0.60	8/9/2016	-0-	-0-
	66,667		-0-	$0.60	8/9/2016	-0-	-0-
	200,000		-0-	$1.00	3/27/2014	-0-	-0-

(1)
Represents warrants which were issued during 2011 as compensation. Does not include information with respect to warrants granted to Mr. Aman as and for additional consideration for previous loans made to the Company.

2003 Stock Option Plan

In September 2003, our shareholders approved an employee stock option plan (the “2003 Option Plan”) authorizing the issuance of options to purchase up to 1,000,000 shares of our common stock. This plan is intended to give us greater ability to attract, retain, and motivate officers, key employees, directors and consultants; and is intended to provide us with the ability to provide incentives more directly linked to the success of our business and increases in shareholder value. As of December 31, 2007, no options have been issued under the 2003 Option Plan.  During the first quarter of 2008, options to acquire 64,200 shares at an exercise price of $0.80 per share were issued under the 2003 Option Plan to five employees, and during the third quarter of 2009, options to acquire 64,000 shares at an exercise price of $0.55 per share were issued under the 2003 Option Plan to five employees.   In August 2011, options to acquire 225,001 shares at an exercise price of $0.60 per share were issued under our 2003 Stock Option Plan to four employees.  All of such options  are immediately exercisable as of the issue date and expire five years thereafter.

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

Other Options, Warrants or Rights

We have no other outstanding options or rights to purchase any of our securities.  However, as of December 31, 2011, we do have outstanding warrants to purchase up to 4,090,047.5 shares of our common stock.  In addition, we do have outstanding convertible notes which are convertible into shares of our common stock under certain conditions.

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

As of December 31, 2011, none of our other officers and key employees are bound by employment agreements.

We do not have any termination or change in control arrangements with any of our named executive officers.

Compensation of Directors

At the present time, directors receive no cash compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings.

The following table provides certain summary information concerning the compensation paid to the Company’s non-employee directors during fiscal 2011 for their services as such.  All compensation paid to Mr. Reese and Mr. Aman is set forth in the Summary Compensation table above.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards (S)	Option Awards ($)		All Other Compensation ($)	Total ($)
Jack D. Cowles	$0	-0-	$119,803	(1)	$0	$119,803
Thomas F. Donino	$0	-0-	$541,066	(1)	$0	$541,066

(1)
Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC 718 in connection with warrants granted as compensation.  Does not include information with respect to warrants granted to Mr. Donino as and for additional consideration for previous loans made to the Company.

Indebtedness of Management

No member of management was indebted to the Company during its last fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth, as of March 15, 2012, certain information with regard to the record and beneficial ownership of the Company’s Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company’s Common Stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other executive officers, if any, of the Company whose total compensation was in excess of $100,000 (the “named executive officers”), and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Dwaine Reese	3,948,334	(1)	17.30%
BATL Bioenergy LLC	3,960,000	(2)	16.50%
Thomas F. Donino	7,751,889	(3)	30.80%
Gary B. Aman	1,286,667	(4)	5.60%
Jack D. Cowles	648,550	(5)	2.90%
Richard B. Dicks	178,400	(6)	*

All Executive Officers and
Directors as a Group (5 persons)	13,813,840		51.70%

*	Less than 1%.

(1)
Consists of 3,565,000 shares held by Mr. Reese, 133,334 shares underlying options granted to him and 250,000 shares underlying warrants held by Mr. Reese.  The address for Mr. Reese is 10701 Corporate Drive, Suite 150, Stafford, Texas.

(2)
Consists of 2,450,000 shares held by BATL Bioenergy LLC (“BATL”) and 1,510,000 shares underlying warrants held by BATL.  This information is based solely upon information reported in filings made to the SEC on behalf of BATL.  The address for BATL is 7 Lakeside Drive, Rye, New York.

(3)
Consists of 2,113,404 shares held by Mr. Donino, 2,450,000 shares held by BATL, 435,700 shares held by BATL Management LP (“BATL Management”), 1,510,000 shares underlying warrants held by BATL, 275,000 shares underlying warrants held by BATL Management and 967,785 shares underlying warrants held by Mr. Donino.  Does not include shares which may be acquired upon conversion of convertible promissory notes held by Mr. Donino and BATL.  See “Certain Relationships and Transactions and Corporate Governance”.  As the president and managing member of BATL and the sole officer, director and shareholder of BATL Management’s general partner, Mr. Donino may be deemed to be the beneficial owner of shares owned by BATL and BATL Management.  BATL Management is a family limited partnership whose members are certain relatives and trusts for the benefit of certain relatives of Mr. Donino.  This information is based solely upon information reported in filings made to the SEC on behalf of Thomas Donino, BATL and BATL Management.  The address for Mr. Donino is 7 Lakeside Drive, Rye, New York.

(4)
Consists of 670,000 shares held by Mr. Aman, 266,667 shares underlying options granted to him and 350,000 shares underlying warrants held by Mr. Aman.  The address for Mr. Aman is 10701 Corporate Drive, Suite 150, Stafford, Texas.

(5)	Consists of 398,550 shares held by Mr. Cowles and 250,000 shares underlying warrants held by him. The address for Mr. Cowles is 30 Lansdowne Drive, Larchmont, New York.

(6)	Consists of 78,400 shares underlying options and 100,000 shares underlying warrants held by him. The address for Mr. Dicks is 10701 Corporate Drive, Suite 150, Stafford, Texas.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

During 2011, Thomas F. Donino, a director, advanced the Company $150,000.  Such advances are due on demand and bear interest at 8% per annum.

On October 20, 2011, the Company entered into a $70,000 convertible promissory note with Thomas F. Donino which shall be due and payable on December 17, 2014 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock.

During the second quarter of 2011, the Board of Directors granted 1,000,000 and 100,000 warrants respectfully as future compensation for Mr. Donino and to Richard Dicks, Chief Financial Officer of the Company.  These warrants were issued to replace the same number of warrants which expired in the fourth quarter of 2010.    These warrants have an exercise price of $0.60 per share and will expire in May 2016.   During the second quarter of 2011, 900,000 warrants with the same exercise price were issued to Mr. Donino and a company controlled by him as and for additional consideration for loans to the Company which were made in 2010.

During the third quarter of  2011, the Company granted 540,000 warrants to Mr. Donino and his designee, 30,000 of which were issued in replacement of 30,000 warrants which expired in the second quarter of 2011 and 510,000 of which were issued in replacement of 510,000 warrants exercisable at $2.00 per share which were to expire in October 2012 and have been cancelled.   All of the new warrants have an exercise price of $0.60 per share.   An additional 250,000 warrants with the same exercise price were issued in the third quarter of 2011 to Mr. Donino and Gary B. Aman, the Company’s President and a director, as and for additional consideration for previous loans to the Company.  Also, in the third quarter of 2011, three of the four directors of the Company (other than Mr. Donino) were each granted 250,000 warrants for services rendered which warrants are exercisable at $0.60 per share.  All of the warrants have a term of five years.

During the third quarter of 2011, options to acquire 225,001 shares were issued under our 2003 Stock Option Plan to four employees with options are immediately exercisable.  These options have an exercise price of $0.60 per share and expire in five years from their issue date.

Other than the foregoing, since January 1, 2011, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

Item 14.     Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2011 and December 31, 2010:

Fee Category	2011 Fees	2010 Fees

Audit Fees	$38,525	$34,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$38,525	$34,500

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

(3)           Exhibits

Incorporated by Reference to
2.1	Share Exchange Agreement	Exhibit 2.1 (1)
2.2	Plan of Merger	Exhibit 2.2 (2)
2.3	Article of Merger (Delaware)	Exhibit 2.3 (2)
2.4	Articles of Merger (Washington)	Exhibit 2.4 (2)
3.1	Articles of Incorporation (July 8, 2003 filing date)	Exhibit 3.1 (2)
3.2	Bylaws	Exhibit 3.2 (2)
4.1	Specimen of Common Stock Certificate	Exhibit 4.1 (2)
4.2	Registrant’s 2003 Stock Option Plan	Exhibit 4.1 (3)
4.3	Registrant’s 2005 Stock Compensation Plan	Exhibit 99.1 (4)
4.4	Form of Common Stock Purchase Warrant granted to various persons at various times from August 2003 to date	Exhibit 4.4 (5)
4.5	Registration Rights Agreement dated December 8, 2005 between the Company and BATL Bioenergy LLC	Exhibit 4.1 (6)
4.6	Warrant to purchase 1,000,000 shares issued to BATL Bioenergy LLC	Exhibit 4.2 (6)
10.1	Office Lease dated February 1, 2001	Exhibit 10.23 (2)
10.2	Office Lease Amendment dated March 31, 2003	Exhibit 10.24 (2)
10.3	Second Amendment to Lease Agreement	Exhibit 10.4 (7)
10.4	Third Amendment to Lease Agreement	Exhibit 10.5 (7)
10.5	Fourth Amendment to Lease Agreement	Exhibit 10.5 (11)
10.6	Fifth Amendment to Lease Agreement	Exhibit 10.5 (12)
10.7	Securities Purchase Agreement dated December 8, 2005 between the Company and BATL Bioenergy LLC	Exhibit 10.2 (6)
10.8	Asset Purchase Agreement dated as of July 13, 2006	Exhibit 2.1 (8)
10.9	Exclusive Reseller and Market Development Alliance With Custom Fuel Services, Inc.	Exhibit 10.10 (9)
10.1	Employment Agreement with Gary B. Aman dated March 27, 2009	Exhibit 99.1 (10)
10.11	Investment Agreement dated as of July 15, 2011 by and between the Company and Kodiak Capital Group, LLC	Exhibit 10.1 (13)
10.12	Registration Rights Agreement dated as of July 15, 2011 by and between the Company and Kodiak Capital Group, LLC	Exhibit 10.2 (13)
21.1	Subsidiaries of the Registrant	Exhibit 21.1 (7)
23.1	Consent of Philip Vogel & Co. PC	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*
101**
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements
*

*	Filed herewith.

**
In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 23, 2003, and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2, File No. 333-108872, and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Schedule 14A filed on August 12, 2003, and incorporated by reference herein.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-1258814, and incorporated by reference herein.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, and incorporated by reference herein.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 12, 2005, and incorporated by reference herein.

(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and incorporated by reference herein.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 19, 2006, and incorporated by reference herein.

(9)	Filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form SB-2 filed as Form S-1/A on March 25, 2008, File No. 333-133651, and incorporated by reference herein.

(10)	Files as an exhibit to the Company’s Current Report on Form 8-K filed on April 2, 2009, and incorporated by reference herein.

(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated by reference herein.

(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated by reference herein.

(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 20, 2011, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION (Registrant)

Dated: April 13, 2012	By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dwaine Reese	Chief Executive Officer,	4/13/2012
Dwaine Reese	Chairman of the Board and Director (Principal Executive Officer)

/s/ Richard B. Dicks	Chief Financial Officer	4/13/2012
Richard B. Dicks	(Principal Financial Officer)

/s/ Gary B. Aman	President and Director	4/13/2012
Gary B. Aman

/s/ Jack D. Cowles	Director	4/13/2012
Jack D. Cowles

/s/ Thomas F. Donino	Director	4/13/2012
Thomas F. Donino

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
EnerTeck Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of EnerTeck Corporation and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows for each of the years in the two-year period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnerTeck Corporation and subsidiary as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Philip Vogel & Co. PC
PHILIP VOGEL & CO. PC

Certified Public Accountants

Dallas, Texas

April 11, 2012

.ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 2011 and 2010

ASSETS	2011	2010
Current assets
Cash	$373,729	$123,526
Inventory	281,596	234,793
Receivables - trade	200,074	199,660
Prepaid Expenses	11,250	11,570
Total current assets	866,649	569,549

Intellectual Property	150,000	150,000
Property and equipment, net of accumulated depreciation of $ 355,052 and $321,748 respectively	57,910	89,714

Total assets	$1,074,559	$809,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$436,748	$191,800
Stockholder advances and notes	450,000	322,510
Accrued liabilities	1,592,045	924,967
Total current liabilities	2,478,793	1,439,277

Long Term Liabilities
Stockholder advances and notes	765,996	1,020,833
Deferred lease liability	10,574	0
Total Long Term Liabilities	776,570	1,020,833

Stockholders’ Equity
Preferred stock, $.001 par value, 100,000,000 shares authorized, none issued
Common stock, $.001 par value, 100,000,000 shares authorized, 22,419,683 and 21,982,616 shares issued and outstanding, respectively	22,420	21,983
Common stock subscribed, 350,000 shares	175,000	0
Additional paid-in	24,118,226	22,544,644
Accumulated deficit	(26,496,450)	(24,217,474)
Total stockholders’ equity (deficit)	(2,180,804)	(1,650,847)

Total liabilities and stockholders’ equity	$1,074,559	$809,263

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2011 and 2010

	2011	2010

Product Sales	$113,056	$231,314
Cost of goods sold	30,646	40,583
Gross profit	82,410	190,731
Costs and expenses:
General and Administrative Expenses:
Wages	712,238	788,513
Non-cash compensation	1,096,918	0
Depreciation and Amortization	33,304	620,142
Other Selling, General and Administrative Expenses	424,188	579,136
Total Expenses	2,266,648	1,987,791
Operating loss	(2,184,238)	(1,797,060)

Other income (expense)
Interest Income	17	32
Non-cash impairment	0	(867,986)
Other Income	150,220	1,390
Interest expense	(244,975)	(99,343)
Net Income (loss)	$(2,278,976)	$(2,762,967)

Net loss per share:
Basic and diluted	$(0.10)	$(0.13)
Weighted average shares outstanding:
Basic and diluted	22,518,918	21,877,750

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2011 and 2010

				Additional
	Common Stock		Common Stock	Paid-in	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total

Balances, December 31, 2009	21,637,788	$21,638	$0	$22,396,618	$(21,454,507)	$963,749

Debt Conversion	344,828	$345		$49,655		$50,000
Debt Discount				$98,371		$98,371
Current Loss 1/01 – 12/31/2010					$(2,762,967)	$(2,762,967)
Balances, December 31, 2010	21,982,616	$21,983	$0	$22,544,644	$(24,217,474)	$(1,650,847)

Debt Conversion	377,067	$377		$66,894		$67,270
Debt Discount				$379,830		$379,830
Issuance of Options				$107,823		$107,823
Issuance of Warrants				$989,095		$989,095
Common stock subscribed			$175,000			$175,000
Sale of Stock	60,000	$60		$29,940		$30,000
Current Loss 1/01 – 12/31/2011					$(2,278,976)	$(2,278,976)
Balances, December 31, 2011	22,419,683	$22,420	$175,000	$24,118,226	$(26,496,450)	$(2,180,804)

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011 and 2010

	2011	2010

Net (loss)	$(2,278,976)	$(2,762,967)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and Amortization	159,373	643,856
Common stock warrants and options issued for services	1,096,918	0
Other Non Cash transactions	0	867,986
Changes in operating assets and liabilities:
Accounts receivable	34,719	44,194
Inventory	(81,936)	(66,412)
Prepaid expenses	320	8,560
Accounts payable	244,948	36,352
Accrued Interest payable	115,005	48,713
Accrued Liabilities	566,332	563,448
NET CASH USED IN OPERATING ACTIVITIES	$(143,297)	$(616,270)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	$(1,500)	(833)
Employee advances	0	500
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(1,500)	$(333)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock subscriptions	$175,000	$0
Related party note payable and advances	220,000	1,188,000
Repayments of note payable		(500,000)
CASH PROVIDED BY FINANCING ACTIVITIES	$395,000	$688,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$250,203	$71,397
Cash and cash equivalents, beginning of year	123,526	52,129
Cash and cash equivalents, end of year	$373,729	$123,526
Cash paid for:
Income tax	$0	$0
Interest	$0	$26,916
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

During 2011, EnerTeck acquired a 40% membership interest in EnerTeck Environmental, LLC (Environmental).  Environmental was formed for the purpose of marketing and selling diesel fuel emission reduction technology with the creators of such specific technology.  Environmental has had no activity as of December 31, 2011.

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

Inventory

Inventory primarily consists of market ready EnerBurn plus raw materials required to manufacture the products. Inventory has been valued at the lower of cost or market, using the average cost method.  Subsequent to the end of the third quarter closing on October 3, 2011, there was a major fire at the Waxahachie, Texas facilities of our then primary chemical blending agent, Magna Blend.  While our products and raw materials were not directly the cause of the fire, all of our raw materials for the production of our principal product, EnerBurn, and our entire finished goods inventory of EnerBurn were lost. We were subsequently paid by Magna Blend all costs related to the replacement of our raw materials and finished goods inventory and have been made whole on this loss. Included in other income in our statement of operations for the year ended December 31, 2011, are net gains of approximately $170,000 relating to compensation for the lost inventory.  Replacement raw materials were ordered, and in December we were back in full production at ChemJet Chemical Specialties and Services, a new vendor facility located in Conroe, Texas.   Arrangements have been made with the new blending agent, Chemjet, to take over production.

In addition, in the interim between the fire and the move to Chemjet, one of our existing customers agreed to do a like kind exchange of several drums of EnerBurn to allow us to service some of our new and smaller customers until new product could be produced.  This chemical has subsequently been replaced out of new production. Upon replacement of the raw material inventory we returned to using the average cost method for accounting for our new and future inventory.

Included in inventory at December 31, 2010, were three large Hammonds EnerBurn doser systems amounting to $57,000 which were projected to be transferred to marine customers during 2010, but in 2011 were traded for injection units which are more universally adaptable to other customers.  Included in inventory at December 31, 2011, are various injector units and R & D Equipment amounting to $66,000.  Testing of our newly developed Marine PEX beta unit which is currently included in Inventory is scheduled to occur prior to the end of the second quarter of 2012.   Based on the outcome of testing, it is fully expected that the company will be able to expand its marketing efforts to the environmental equipment market in a significant way.

Finished product amounted to approximately $47,300 and $10,500 at December 31, 2011 and 2010, respectively:  the remaining inventory being comprised of raw materials.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts.  The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed and the account is deemed uncollectible.  There was no allowance for doubtful accounts considered necessary at December 31, 2011 and 2010, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided for on the straight-line or accelerated method over the estimated useful lives of the assets.  The average lives range from five (5) to ten (10) years.  Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Betterments or renewals are capitalized when incurred.  Depreciation expense totaled $33,304 and $41,484 for the years ended December 31, 2011 and 2010, respectively.

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

Intellectual property and other intangibles are recorded at cost.  Prior to 2009, the Company determined that its intellectual property had an indefinite life because it believed there was no legal, regulatory, contractual, competitive, economic or other factor to limit its useful life, and therefore would not be amortized.  For other intangibles, amortization would be computed on the straight-line method over the identifiable lives of the assets.  Management made the decision during 2009 to change the characterization of its intellectual property to a finite-lived asset and to amortize the remaining balance of its intangible asset~~s~~ to the nominal value of $150,000 by the end of 2012, due to its determination that this now represented the scheduled end of its exclusive registration during that year.

As a result of a review by management of its intangible asset and policies related thereto as of December 31, 2010, it was determined that a further impairment was required to be recorded.  This impairment served to reduce its intellectual property to an amount which management believes represents its fair value.  This value would be considered a level 3 measurement under FASB ASC 820, Fair Value Measurements and Disclosures, since it is based on significant unobservable inputs.  The Company will re-assess the value of this asset in future periods and make adjustments as considered necessary, rather than record additional amortization.   No adjustment was considered necessary during the year ended December 31, 2011.

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

The current and deferred tax provisions in the financial statements include consideration of uncertain tax positions in accordance with FASB ASC 740, Income Taxes.  Management believes there are no significant uncertain tax positions, so no adjustments have been reported from adoption of FASB ASC 740.  The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions.  The Company is no longer subject to income tax examinations by the Internal Revenue Service for years prior to 2008.  For state tax jurisdictions, the Company is no longer subject to income tax examinations for years prior to 2007.

Income (Loss) Per Common Share

The basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding.

During the year ended December 31, 2011, EnerTeck entered into stock sales agreements with investors who contributed $175,000 in cash to the Company for 350,000 shares of common stock.  The shares have not been issued as of December 31, 2011 but retain the rights associated with the respective class of stock.  Accordingly, these shares are considered common stock equivalents for purposes of computing basic earnings per share.

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

Financial Instruments

The Company’s financial instruments recorded on the balance sheet include cash and cash equivalents, accounts receivable, accounts payable and notes payable.  The carrying amounts approximate fair value because of the short-term nature of these items.

Stock Options and Warrants

Effective January 1, 2006, EnerTeck began recording compensation expense associated with stock options and other forms of equity compensation in accordance with FASB ASC 718, Stock Compensation

Taxes Collected

The Company collects sales taxes assessed by governmental authorities imposed on certain sales to customers.  Sales taxes collected are included in revenues; net amounts paid are reported as expenses in the consolidated statement of operations.

Recently Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-28, Intangibles – Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which amends Accounting Standards Codification (ASC) 350, Intangibles – Goodwill and Other. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that an impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company does not anticipate the adoption of ASU 2010-28, will have a material impact on our financial statements. Early adoption is not permitted.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 is intended to result in convergence between GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company is currently evaluating the potential impact of ASU 2011-04 and does not expect the adoption to have a material impact on its financial statements.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income" ("ASU No. 2011-05"), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income" ("ASU No. 2011-12"), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 will not have a material impact on the company's financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test as described in ASC 350, Intangibles-Goodwill and Other . The ASU defines the more-likely-than-not threshold as having a likelihood of more than 50%. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate the adoption of this ASU will have an impact on our financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect that the adoption of ASU 2011-11 will have a significant, if any, impact on the Company’s Financial Statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2011 and 2010 property and equipment consisted of the following:

	Useful Lives	2011 Amount	2010 Amount

Furniture and fixtures	5-7	$60,727	$59,227
Equipment	5-7	352,235	352,235
Less: Accumulated Depreciation		(355,052)	(321,748)

Net Property and Equipment		$57,910	$89,714

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

Management made the decision during 2009 to change the characterization of its intellectual property to a finite-lived asset and to amortize the remaining balance of its intangible asset~~s~~ to the nominal value of $150,000 by the end of 2012, due to its determination that this now represents the scheduled end of its exclusive registration during that period.  As a result, amortization expense of approximately $579,000 was recorded for the years ended December 31, 2010 and zero for 2011.

Management made the decision effective December 31, 2010 to record an additional impairment of the asset in the amount of $868,000 as a result of the Company’s inability to generate sufficient sales to support its previously recorded amount.  This impairment adjustment results in a value of $150,000 being placed on the Company's intellectual property, which management believes is adequately supported by existing levels of sales and market data.

NOTE 4 - INCOME TAXES

EnerTeck has incurred net losses since the merger with Gold Bond and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative operating loss carry-forward is approximately $14,465,000 at December 31, 2011, and expire beginning in 2025.

Deferred income taxes consist of the following at December 31, 2011 and 2010:

	2011	2010

Assets:
Net operating loss carryforwards	$5,060,000	$5,770,000
Other asset differences	233,000	41,000
Deferred compensation costs	995,000	0
Valuation allowance	(6,281,000)	(5,798,500)
	$7,000	$12,500
Liabilities:
Amortization differences	$0	$0
Depreciation differences	(7,000)	(12,500)
	$(7,000)	$(12,500)

The change in the valuation allowance for the years ended December 31, 2011 and 2010, was $482,500 and $1,417,500, respectively.

NOTE 5 - STOCKHOLDERS' EQUITY

During the second quarter of 2010, the Company issued 344,828 shares of its common stock to an investor related to the conversion of convertible notes with a total value of $50,000.

During the second quarter of 2011, the Company issued 60,000 shares of common stock, at $.50 per share, to an investor in connection with proceeds of $30,000 which had been advanced by such investor during the second quarter of 2009.  In March 2011, such investor signed the subscription agreement and was issued the 60,000 shares of common stock in April 2011.  These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind, and without payment of underwriting discounts or commissions to any person.

During the first three quarters of 2011, the Company issued 377,077 shares of its common stock to an investor related to the conversion of convertible notes and accrued interest with a total value of $67,000.   The company also issued warrants resulting in recording an amortizable debt discount of $380,000, and issued common stock options and warrants for services rendered with a total Black-Scholes valuation of $1,096,000, which has been reported as non-cash compensation in the accompanying statement of operations for the year ended December 31, 2011.

During the first quarter of 2011, the Company received an advance of $125,000 in gross proceeds for 250,000 shares of common stock at $.50 per share from three investors in a private placement offering to accredited investors only.  Such shares were not issued during 2011.  This amount has been reported as common stock subscribed in the accompanying balance sheet pending completion of the subscription agreements and/or issuance of the shares.

During the third quarter of 2011, the Company sold to one accredited investor in a private placement offering 100,000 units at $0.50 per unit with each unit consisting of one share of our common stock and one common stock purchase warrant.  Each warrant is exercisable into one share of common stock at $0.75 per share.  The proceeds received of $50,000 has been reported as common stock subscribed in the accompanying balance sheet pending issuance of the shares.

No additional shares, options or warrants were issued during 2011 or 2010.

NOTE 6 - STOCK WARRANTS AND OPTIONS

Stock Warrants

During the second quarter of 2011, the Board of Directors granted 1,000,000 and 100,000 warrants with values of $399,822 and $39,982, respectfully, as non-cash compensation to Mr. Thomas Donino and to Mr. Richard Dicks.  These warrants were issued to replace the same number of warrants which expired in the fourth quarter of 2010.  These warrants have an exercise price of $0.60 per share and will expire in May 2016.  An additional 950,000 warrants with the same exercise price and a value of $379,830 were also issued in the second quarter of 2011 to certain lenders as and for additional consideration for their loans to the Company which were made in 2010.

During the third quarter of 2011, the Company granted 540,000 warrants to a director and his designee, 30,000 of which were issued in replacement of 30,000 warrants which expired in the second quarter of 2011 and 510,000 of which were issued in replacement of 510,000 warrants exercisable at $2.00 per share which were to expire in October 2012 and have been cancelled.  All of the new warrants have an exercise price of $0.60 per share.  An additional 250,000 warrants with the same exercise price were issued during the third quarter of 2011 to such director and another officer/director of the Company as and for additional consideration for previous loans to the Company.  Also, during the third quarter of 2011, three of the four directors of the Company were each granted 250,000 warrants for services rendered which warrants are exercisable at $0.60 per share.  All of the warrants have a term of five years.  Non-cash compensation recognized for these issuances totaled $549,291for the year ended December 31, 2011.

During the third quarter of 2011, and in connection with a private placement offering with one accredited investor, we issued a total of 100,000 warrants exercisable at $0.75 per share. Such warrants have a term of five years.

Other than the foregoing, there were no other warrants granted or exercised for the years ended December 31, 2011 and 2010.  A total of 540,000 and 1,600,000 warrants expired for the years ending December 31, 2011 and 2010, respectively and a total of 3,690,000 warrants were issued during the year ended December 31, 2011.
.
Warrants outstanding and exercisable as of December 31, 2011:

Exercise Price	Number of Warrants	Weighted Average Remaining Life	Exercisable Number of Warrant

$1.20	400,047.5	1.8	400,047.5
$0.60	3,590,000	4.6	3,590,000
$0.75	100,000	4.7	100,000

	4,090,047.5		4,090,047.5

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

During the third quarter of 2011, options to acquire 225,001 shares were issued under our 2003 Stock Option Plan to four employees, which options are immediately exercisable.  These options have an exercise price of $0.60 per share and expire in five years from their issue date.

The fair value of options at the date of grant was $107,823 and was recognized as non-cash compensation for the year ended December 31, 2011, as estimated using the Black-Scholes Model with the following weighted average assumptions for fiscal year 2011:

	2011	2010

Expected dividend yield	N/A	N/A
Expected term	5.0 yrs	N/A
Expected volatility	281%	N/A
Risk-free interest rate	.9%	N/A

The expected term of the options represents the estimated period of time until exercise and is based on the Company’s historical experience of similar option grants, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For fiscal 2011, expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of grant with an equivalent expected term or life. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the future.

Information regarding activity for stock options under our plan is as follows:

	2011		2010
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price

Outstanding at beginning of year	328,400	$.87	328,400	$.87
Options granted	225,001	$.60	0	0
Options exercised	0	0	0	0
Options forfeited/expired	0	0	0	0

Outstanding at end of year	553,401	$.76	328,400	$.87

Options exercisable at end of year	553,401	328,400
Weighted-average fair value of options granted during the year	$.48
Non-vested options at end of year	0	0
Weighted-average
Remaining contractual term – all options	3.7 yrs	3.1 yrs
Weighted-average
Remaining contractual term – vested options	3.7 yrs	3.1 yrs
Fair value of options vested during the year	$107,823	$0
Aggregate intrinsic value	$0	$0

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

NOTE 8 - RELATED PARTY NOTES AND ADVANCES

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

On June 1, 2010, the Company entered into a $50,000 convertible promissory note with a shareholder/director which shall be due and payable on June 1, 2013 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock.  The assignment of the conversion feature of the note resulted in a loan discount being recorded. The discount amount of $36,207 is being amortized over the original thirty-six month term of the debt as additional interest expense. Amortization for this loan was $12,069 and $7,000 for the years ended December 31, 2011 and 2010.

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

On July 20, 2010, the Company entered into $300,000 of convertible promissory notes with shareholder/directors which shall be due and payable on July 20, 2013 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock.

On December 10, 2010, the Company entered into $150,000 of convertible promissory notes with shareholder/directors which shall be due and payable on December 10, 2013 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock.

On October 20, 2011, the Company entered into a $70,000 convertible promissory note with a shareholder/director which shall be due and payable on October 20, 2014 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock.

During 2010 and 2011 such shareholder/director advanced the Company $150,000 and $150,000 respectively.  Such advances are due on demand and bear interest at 5% and 8% per annum respectively.  The following represents the stated maturities of these notes:

Year ending December 31	2011

2012	$450,000
2013	1,000,000
2014	70,000

Total	$1,520,000
Less current portion	450,000

Noncurrent portion	$1,070,000

Less unamortized discount	(304,004)

Net noncurrent portion	$765,996

Discounts representing additional interest expense have been recorded on the issuance of warrants related to certain notes.  Such discounts are being amortized over the terms of the respective notes on a straight-line basis and are netted with those notes for purposes of balance sheet presentation.  Interest expense resulting from the amortization of discounts amounted to approximately $126,000 and $24,000, for the years ended December 31, 2011 and 2010, respectively.  Amortization of discounts is expected to be $162,076 for 2012, and $141,928 for 2013.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

On February 10, 2010, the Company entered into a $50,000 convertible promissory note with Wayside Ventures, LLC due on October 10, 2010.  Interest is payable at 8% per annum.  At anytime Wayside Ventures, LLC had the right to convert any unpaid portion of the note into shares of common stock prior to the maturity date.  During the second quarter of 2010, Wayside Ventures, LLC converted the note into 344,828 shares of common stock.

On June 7, 2010, the Company entered into a $55,000 convertible promissory note with Asher Enterprises, Inc. due on December 8, 2011.  Interest is payable at 8% per annum.  At any time during the period beginning 120 days following the date of the promissory note until maturity, Asher Enterprises, Inc. had the right to convert any unpaid portion of the note into shares of common stock.  The assignment of the conversion feature of the note resulted in a loan discount being recorded. The discount amount of $35,164 was being amortized over the original eighteen month term of the debt as additional interest expense. Amortization was $13,675 for the year ended December 31, 2010.  In the first quarter of 2011 Asher Enterprises converted the entire principal and accrued interest due on such note into 215,235 shares of common stock. Amortization expense of $1,439 was recorded for the first quarter of 2011 prior to conversion.

On December 3, 2010, the Company entered into a $33,000 convertible promissory note with Asher Enterprises, Inc. due on September 3, 2011.  Interest is payable at 8% per annum.  At any time during the period beginning 120 days following the date of the promissory note until maturity, Asher Enterprises, Inc. had the right to convert any unpaid portion of the note into shares of common stock.  The assignment of the conversion feature of the note resulted in a loan discount being recorded. The discount amount of $27,000 was amortized over the original nine month term of the debt as additional interest expense. Amortization was $3,000 for the year ended December 31, 2010. In the second quarter of 2011 Asher Enterprises converted $15,000 of the principal due on such note into 68,182 shares of common stock.  In the third quarter of 2011, Asher Enterprises converted the remaining $18,000 balance of such note and accrued interest of $1,320 into 93,650 shares of common stock.  Amortization expense of $19,636 was recorded in 2011 prior to conversion.

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

The court granted the request and the Company paid $500,000 plus accrued interest into the registry of the court on July 13, 2009.  On March 31, 2010, the parties to the lawsuit entered into a settlement agreement pursuant to which, among other things, the remaining installments due under the EnerBurn Acquisition Agreement were paid by the Company on July 22, 2010, along with an additional sum of $75,000.  Such amounts were fully paid as of December 31, 2010.  There was no activity related to this purchase after that date.

Office Lease -

EnerTeck leases office space under a non-cancelable operating lease. Future minimum rentals due under non-cancelable operating leases with an original maturity of at least one-year are approximately as follow:

December 31,	Amount

2012	50,357
2013	50,811
2014	34,478

Total	$174,414

This lease provides for a rent-free period as well as increasing rental payments.  In accordance with generally accepted accounting principles, rent expense for financial statement purposes is being recognized on a straight-line basis over the lease term.  A deferred lease liability arises from the timing difference in the recognition of rent expense and the actual payment of rent.

Rent expense for the years ended December 31, 2011 and December 31, 2010 totaled $49,368 and $46,815, respectively.   The current lease was recently negotiated for a renewal for an additional three years and expires August 31, 2014.  The company has an option to renew for an additional two years at that time.

Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the years ended December 31, 2011 and 2010, the Company incurred recurring net losses of $2,279,000 and $2,763,000, respectively.  In addition, at December 31, 2011, the Company has an accumulated deficit of $26,496,450.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis.  Management believes that sales revenues for 2011 and 2010 were considerably less than earlier anticipated primarily due to circumstances which have been corrected or are in the process of being corrected.  Management expects that marine, railroad and trucking sales should show significant increases in 2012 over what has been generated in the past, as a result of the expected outcome of long term client demonstrations from several extremely large new clients that are projected to take place during 2012.

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

EnerTeck at times has cash in bank in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  At December 31, 2011, EnerTeck had $386,000 in cash which is not insured.

NOTE 12 - SUBSEQUENT EVENTS

See Note 5 for information on the advance of $125,000 in gross proceeds received by the Company for 250,000 shares of our common stock at $0.50 per share from three investors in a private placement offering to accredited investors only.   Subsequent to the year ended December 31, 2011, the Company issued 175,000 shares to two of such investors in connection with gross proceeds of $87,500.  Pending completion of the subscription agreement from the third investor, the balance of 75,000 shares will be issued in connection with the remaining gross proceeds of $37,500.

See Note 5 for information on proceeds received of $50,000 reported as common stock subscribed in the accompanying balance sheet pending issuance of the shares for the sale to one accredited investor in a private placement offering of 100,000 units at $0.50 per unit with each unit consisting of one share of our common stock and one common stock purchase warrant.  Subsequent to the year ended December 31, 2011, the Company issued the 100,000 shares in connection therewith.

During the first quarter of 2012, the Company sold to one accredited investor in a private placement offering 166,667 units at $0.60 per unit with each unit consisting of two shares of common stock and one common stock purchase warrant.  Each warrant is exercisable into one share of common stock at $0.50 per share.