Form 10-Q
period 2012-03-31
ENERTECK CORP
filed 2012-05-15
CIK 1128353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 23,028,017 outstanding as of May 11, 2012.

ENERTECK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENERTECK CORPORATION

Index to Financial Information
Period Ended March 31, 2012

Page

Consolidated Financial Statements (Unaudited):

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Unaudited	Audited
	March 31, 2012	Dec. 31, 2011
ASSETS

Current assets
Cash	$45,634	$373,729
Inventory	281,596	281,596
Receivables – Trade	186,650	200,074
Prepaid Expenses	45,799	11,250
Total current assets	$559,679	$866,649

Intellectual Property	$150,000	150,000

Property and equipment, net of accumulated depreciation of $329,999 and $321,748, respectively	52,154	57,910
Total assets	$761,833	$1,074,559

LIAB. AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$177,960	$436,748
Shareholder advances and notes	450,000	450,000
Accrued Interest	216,834	182,742
Accrued liabilities	1,523,871	1,409,303
Total current liabilities	$2,368,665	$2,478,793

Long Term Liabilities
Stockholder advances and notes	806,424	$765,996
Deferred Lease Liability	$9,710	$10,574
Total Long Term Liabilities	$816,134	$776,570

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued Common stock, $.001 par value, 100,000,000 shares authorized, 23,028,017 and 22,419,683 shares issued and outstanding, respectively	23,029	22,420
Common stock subscribed	37,500	175,000
Additional paid-in capital	24,355,117	24,118,226
Accumulated deficit	(26,838,612)	(26,496,450)
Total stockholders’ equity (deficit)	(2,422,966)	(2,180,804)

Total liabilities and stockholders’ equity	$761,833	$1,074,559

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2012 and 2011
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Revenues	$0	$24,235
Cost of goods sold	0	5,066
Gross profit	$0	$19,169

General and Administrative Expenses:
Wages	$183,466	$183,331
Depreciation	5,756	8,251
Other Selling, Gen. & Admin. Exp.	75,928	161,921
Total Expenses	$265,150	$353,503

Operating loss	$(265,150)	$(334,334)

Interest Income	7	10
Other Expense	(2,500)	0
Interest expense	(74,520)	(40639)
Net Income (loss)	$(342,163)	$(374,963)

Weighted average shares outstanding:	$(0.02)	$(0.02)
Basic and diluted	22,787,998	22,096,024

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2012
(Unaudited)

	March 31,	March 31,
	2012	2011

Net (loss)	$(342,163)	$(374,963)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and amortization	46,184	21,708
Other Non Cash Transactions	0	2,198
Changes in operating assets and liabilities:
Accounts receivable	13,424	744
Inventory	0	24,494
Prepaid expenses and other	(34,549)	(33,430)
Accounts payable	(258,788)	37,538
Accrued interest payable	34,093	24,984
Accrued Liabilities	113,704	124,977
NET CASH USED IN OPERATING ACTIVITIES	$(428,095)	$(171,750)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$0	$0
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$0	$0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Sale of Common Stock	$100,000
Proceeds of Stockholder Notes Payable and Advances	0	$125,000
CASH PROVIDED BY FINANCING ACTIVITIES	$100,000	$125,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(328,095)	$(46,750)
Cash and cash equivalents, beginning of Quarter	373,729	123,526
Cash and cash equivalents, end of Quarter	$45,634	$76,776
Cash paid for:
Income tax	$0	$0
Interest	$0	$0

ENERTECK CORPORATION and SUBSIDIARY,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying Unaudited interim consolidated financial statements of EnerTeck Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in EnerTeck’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2011 as reported in the Form 10-K have been omitted.

NOTE 2 - INCOME (LOSS) PER COMMON SHARE

The basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding.

During the year ended December 31, 2011, EnerTeck entered into stock sales agreements with investors who contributed $175,000 in cash to the Company for 350,000 shares of common stock.  The shares had not been issued as of December 31, 2011 but retain the rights associated with the respective class of stock.  Accordingly, these shares are considered common stock equivalents for purposes of computing basic earnings per share.  275,000 of these shares have been issued as of March 31, 2012.

Diluted net income (loss) per common share is computed by dividing the net income applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2012 and 2011, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

NOTE 4 - STOCKHOLDERS' EQUITY

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

During the first three quarters of 2011, the Company issued 377,077 shares of its common stock to an investor related to the conversion of convertible notes and accrued interest with a total value of $67,000.   The company also issued warrants resulting in recording an amortizable debt discount of $380,000, and issued common stock options and warrants for services rendered with a total Black-Scholes valuation of $1,096,000, which has been reported as non-cash compensation in the statement of operations for the year ended December 31, 2011.

During the first quarter of 2011, the Company received an advance of $125,000 in gross proceeds for 250,000 shares of common stock at $.50 per share from three investors in a private placement offering to accredited investors only.  Such shares were not issued during 2011.  This amount has been reported as common stock subscribed in the accompanying balance sheet at December 31, 2011 pending completion of the subscription agreements and/or issuance of the shares.
During the first quarter of 2012, the Company issued 175,000 shares to two of such investors in connection with gross proceeds of $87,500.  Pending completion of the subscription agreement from the third investor, the balance of 75,000 shares will be issued in connection with the remaining gross proceeds of $37,500.

During the third quarter of 2011, the Company sold to one accredited investor in a private placement offering 100,000 units at $0.50 per unit with each unit consisting of one share of our common stock and one common stock purchase warrant.  Each warrant is exercisable into one share of common stock at $0.75 per share.  The proceeds received of $50,000 has been reported as common stock subscribed in the accompanying balance sheet at December 31, 2011 pending issuance of the shares.   During the first quarter of 2012, the Company issued the 100,000 shares in connection therewith.

During the first quarter of 2012, the Company sold to one accredited investor in a private placement offering 166,667 units at $0.60 per unit with each unit consisting of two shares of common stock and one common stock purchase warrant. Each warrant is exercisable into one share of common stock at $0.50 per share.

NOTE 5 – STOCK WARRANTS AND OPTIONS

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

During the first quarter of 2012, the Company issued to one accredited investor 166,667 warrants in connection with a private placement offering of 166,667 units at $0.60 per unit with each unit consisting of two shares of common stock and one common stock purchase warrant. Each warrant is exercisable into one share of common stock at $0.50 per share.

Other than the foregoing, there were no other warrants granted or exercised for the years 2012 and 2011

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

The fair value of options at the date of grant was $107,823 and was recognized as non-cash compensation for the year ended December 31, 2011, as estimated using the Black-Scholes Model.

NOTE 6– RELATED PARTY NOTES AND ADVANCES

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

Discounts representing additional interest expense have been recorded on the issuance of warrants related to certain notes.  Such discounts are being amortized over the terms of the respective notes on a straight-line basis and are netted with those notes for purposes of balance sheet presentation.  Interest expense resulting from the amortization of discounts amounted to approximately $40,000 and $3,000, for the three months ended March 31, 2012 and 2011, respectively.  Amortization of discounts is expected to be $162,076 for 2012, and $141,928 for 2013.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

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

NOTE 8 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the three months ended March 31, 2012, the Company incurred net losses of $342,000.  In addition, at the quarter ended March  31, 2012 and year ended December 31, 2011, the Company has an accumulated deficit of $26,839,000 and $26,496,000, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.   The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis.  Management understands that sales revenues for the first three months of 2012 and for the year of 2011 were considerably less than earlier anticipated.  As testing is either underway or completed with several potential new customers and in new areas with existing customers, management expects that sales should show significant increases in the latter part of 2012 and into 2013.     A fire at our principal blender’s plant on October 3, 2011 has caused a delay in our ability to service some of our current and new customers until late in the fourth quarter of 2011.  However, we do not expect this incident will have a material adverse effect on our operations.  We have been notified of the successful completion of testing for a large new international customer, who is currently ordering the required injection equipment and we expect we will be starting full implementation of EnerBurn in 2012.    We have just completed successful testing of EnerBurn testing on the Frac fleet of one the world’s largest oil field service companies and have negotiation schedule over the next several weeks on the implementation of services there.    Also, G-2 Fuel Technologies, one of our marketing agents, has signed a supply contract with a large catalogue marketing group which is now scheduled to begin during the third quarter of 2012.

The Company has been able to generate working capital in the past through private placements and issuing promissory notes and believes that these avenues will remain available to the Company if additional financing is necessary.   No assurance can be made that any of these efforts will be successful.

NOTE 9 — RECENTLY ISSUED AUTHORITATIVE ACCOUNTING GUIDANCE

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

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income" ("ASU No. 2011-05"), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income" ("ASU No. 2011-12"), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 will not have a material impact on the company's financial position or results of operations.

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

RESULTS OF OPERATIONS

Revenues

We recorded $0 sales revenues for the three months and ended March 31, 2012 compared to sales revenues of $24,000 sales revenues for the three ended March 31, 2011.   The decrease in revenues for the first three months of 2012 compared to the prior year period was primarily due to longer than originally anticipated testing periods with several potential new customers and other logistical problems caused by current levels of staffing.

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

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $0 for the three month period ended March 31, 2012, compared to $19,000 or 79.1% of sales for the three month period ended March 31, 2011.   In terms of absolute dollars, the decrease for the three month periods is a direct reflection of the difference in sales volume for the two periods.  As testing is either underway or completed with several potential new customers and in new areas with existing customers, more sales should occur.  As our overall volumes increase, we feel confident that there will be an improvement in the gross profit percentage as our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $0 for the three month period ended March 31, 2011, as compared to $5,000 for the three months ended March 31, 2011 which represented 20.9% of revenues.  We have owned the EnerBurn technology and associated assets since its purchase in July 2006.  Although our actual manufacturing function is performed for us by an unrelated third party under contract to us, we should continue to realize better gross margins through the manufacturing of our product lines, compared to those we achieved in the past when we purchased all of our products from an outside vendor.

Costs and Expenses

Operating expenses were $265,000 for the three months ended March 31, 2012 as compared to $354,000 for the three months ended March 31, 2011, a decrease of $89,000 primarily due to a decrease in other selling, general and administrative expenses which resulted from the lack of sales in the first quarter of 2012.  Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses.  While there has been a substantial increase in costs and expenses in recent years, it is felt that these increases will lead to a considerable increase in earnings potential in 2012 and future years.

Net Loss

We reported a net loss of $342,000 during the three months ended March 31, 2012, as compared to net losses of $375,000 for the three months ended March 31, 2011.   Such decrease in net loss is primarily due to reduced selling, general and administrative expenses resulting from our lack of sales in the first quarter of 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2011, we had working capital deficit of ($1,809,000) and a stockholders’ deficit of ($2,423,000) compared to a working capital deficit of ($1,612,000) and a stockholders’ deficit of ($2,181,000) on December 31, 2011.  On March 31, 2012, we had $46,000 in cash, total assets of $762,000 and total liabilities of $3,184,000, compared to $374,000 in cash, total assets of $1,075,000 and total liabilities of $3,255,000 on December 31, 2011.

Net cash used in operating activities was $428,000 for the three months ended March 31, 2012, which was primarily due to a net loss of ($342,000), plus accounts payable of ($259,000), offset by accrued liabilities of $334,000, along with depreciation and amortization of $46,000.  Net cash used in operating activities was $172,000 for the three months ended March 31, 2011, which was primarily due to a net loss of ($375,000), prepaid expenses and other of ($33,000), offset by accounts payable of $38,000 and accrued liabilities of $125,000.

For the three months ended March 31, 2012 and 2011, we had no investing activities.

Cash provided by financing activities was $100,000 for the three months ended March 31, 2012 due to proceeds from the sale of common stock as compared to $125,000 for the three months ended March 31, 2011 due to proceeds of stockholder notes payable and advances.

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

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts.  The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers.  Accounts are written off as bad debts when all collection efforts have failed and the account is deemed uncollectible.  There was no allowance for doubtful accounts considered necessary at March 31, 2012.

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

Periodically, EnerTeck enters into stock sales agreements with investors who contribute cash to the Company for shares of common stock.  Whether or not the shares have been issued, they retain the rights associated with the respective class of stock.  Accordingly, unissued shares are considered common stock equivalents for purposes of computing basic earnings per share.

Diluted net income (loss) per common share is computed by dividing the net income applicable to common stockholders, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2012 and 2011, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Item 4.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2012, we sold to one accredited investor in a private placement offering 166,667  units at $0.60 per unit with each unit consisting of two shares of our common stock and one common stock purchase warrant.  Each warrant is exercisable into one share of common stock at $0.50 per share. These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

During the first quarter of 2011, the Company received an advance of $125,000 in gross proceeds for 250,000 shares of common stock at $.50 per share from three investors in a private placement offering to accredited investors only.  During the first quarter of 2012, we issued 175,000 shares to two of such investors in connection with gross proceeds of $87,500.  Pending completion of the subscription agreement from the third investor, the balance of 75,000 shares will be issued in connection with the remaining gross proceeds of $37,500.  These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

During the third quarter of 2011, we sold to one accredited investor in a private placement offering 100,000 units at $0.50 per unit with each unit consisting of one share of our common stock and one common stock purchase warrant.  Each warrant is exercisable into one share of common stock at $0.75 per share.  During the first quarter of 2012, we issued the 100,000 shares in connection therewith.  These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

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
101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

_____________________

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

ENERTECK CORPORATION (Registrant)

Dated: May 14, 2012	By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2012	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)