Form 10-Q
period 2012-06-30
ENERTECK CORP
filed 2012-08-14
CIK 1128353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 23,028,017 outstanding as of August 13, 2012.

ENERTECK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ENERTECK CORPORATION

Index to Financial Information
Period Ended June 30, 2012

Page
Consolidated Financial Statements (Unaudited):

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Unaudited	Audited
	June 30, 2012	Dec. 31, 2011
ASSETS

Current assets
Cash	$10,673	$373,729
Inventory	274,912	281,596
Receivables – Trade	217,770	200,074
Prepaid Expenses	34,283	11,250
Total current assets	$537,638	$866,649

Intellectual Property	$150,000	150,000

Property and equipment, net of accumulated depreciation of $329,999 and $321,748, respectively	47,607	57,910
Total assets	$735,245	$1,074,559

LIAB. AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$187,109	$436,748
Shareholder advances and notes	720,721	450,000
Accrued Interest	253,032	182,742
Accrued liabilities	1,663,996	1,409,303
Total current liabilities	$2,824,858	$2,478,793

Long Term Liabilities
Stockholder advances and notes	$701,222	$765,996
Deferred Lease Liability	8,846	$10,574
Total Long Term Liabilities	$710,068	$776,570

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
Common stock, $.001 par value, 100,000,000 shares authorized, 23,028,017 and 22,419,683 shares
issued and outstanding, respectively	23,029	22,420
Common stock subscribed	37,500	175,000
Additional paid-in capital	24,355,117	24,118,226
Accumulated deficit	(27,215,327)	(26,496,450)
Total stockholders’ equity (deficit)	(2,799,681)	(2,180,804)

Total liabilities and stockholders’ equity	$735,245	$1,074,559

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$73,348	$22,544	$73,348	$46,779
Cost of goods sold	31,237	2,702	31,237	7,768
Gross profit	$42,111	$19,842	$42,111	$39,011

General and Administrative Expenses:
Wages	$182,510	$181,691	$365,976	$365,022
Non-cash compensation	0	439,804	0	439,804
Depreciation	5,842	8,251	11,598	16,502
Other Selling, Gen. & Admin. Exp.	150,461	89,377	226,388	251,298
Total Expenses	$338,813	$719,123	$603,962	$1,072,626

Operating loss	$(296,702)	$(699,281)	$(561,851)	$(1,033,615)

Interest Income	$5	$4	$11	$14
Other Income	$(3,300)	0	(5,800)	0
Interest expense	(76,718)	(58,086)	(151,238)	(98,725)
Net Income (loss)	$(376,715)	$(757,363)	$(718,878)	$(1,132,326)

Net Loss per Share: Basic and diluted	$(0.02)	$(0.03)	$(0.03)	$(.05)

Weighted average shares outstanding:
Basic and diluted	23,103,017	22,259,020	22,945,508	22,174,205

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2012 (Unaudited)

	June 30,	June 30,
	2012	2011
Net (loss)	$(718,878)	$(1,132,326)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	92,546	42,717
Other Non Cash Transactions	0	396,879
Changes in operating assets and liabilities:
Accounts receivable	(17,696)	(7,101)
Inventory	6,684	26,246
Prepaid expenses and other	(23,033)	(22,180)
Accounts payable	(249,638)	32,147
Accrued interest payable	70,290	98,725
Accrued Liabilities	252,964	282,365
NET CASH USED IN OPERATING ACTIVITIES	$(586,761)	$(282,528)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(1,295)	$0
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(1,295)	$0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Sale of Common Stock	$100,000	$0
Proceeds of Stockholder Notes Payable and Advances	$125,000	$225,000
CASH PROVIDED BY FINANCING ACTIVITIES	$225,000	$225,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(363,056)	$(57,528)
Cash and cash equivalents, beginning of Quarter	373,729	123,526
Cash and cash equivalents, end of Quarter	$10,673	$65,997
Cash paid for:
Income tax	$0	$0
Interest	$0	$0

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

During the year ended December 31, 2011, EnerTeck entered into stock sales agreements with investors who contributed $175,000 in cash to the Company for 350,000 shares of common stock.  The shares had not been issued as of December 31, 2011 but retain the rights associated with the respective class of stock.  Accordingly, these shares are considered common stock equivalents for purposes of computing basic earnings per share.  275,000 of these shares have been issued as of June 30, 2012.

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

During 2010, 2011 and 2012 such shareholder/director advanced the Company $150,000, $150,000 and $125,000 respectively.  Such advances are due on demand and bear interest at 5% and 8% per annum respectively.  The following represents the stated maturities of these notes:

Year ending December 31

2012	$450,000
2013	1,000,000
2014	70,000

Total	$1,520,000
Less current portion	450,000

Noncurrent portion	$1,070,000

Less unamortized discount	(304,004)

Net noncurrent portion	$765,996

Discounts representing additional interest expense have been recorded on the issuance of warrants related to certain notes.  Such discounts are being amortized over the terms of the respective notes on a straight-line basis and are netted with those notes for purposes of balance sheet presentation.  Interest expense resulting from the amortization of discounts amounted to approximately $81,000 and $18,000, for the six months ended June 30, 2012 and 2011, respectively.  Amortization of discounts is expected to be $162,076 for 2012, and $141,928 for 2013.

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

NOTE 8 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the six months ended June 30, 2012, the Company incurred net losses of $719,000.  In addition, at the quarter ended June  30, 2012 and year ended December 31, 2011, the Company has an accumulated deficit of $27,215,000 and $26,496,000, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.   The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis.  Management understands that sales revenues for the first six months of 2012 and for the year of 2011 were considerably less than earlier anticipated.  As testing is either underway or completed with several potential new customers and in new areas with existing customers, management expects that sales should show significant increases in the latter part of 2012 and into 2013.     A fire at our principal blender’s plant on October 3, 2011 has caused a delay in our ability to service some of our current and new customers until late in the fourth quarter of 2011.  However, we do not expect this incident will have a material adverse effect on our operations.  We have been notified of the successful completion of testing for a large new international customer, who is currently ordering the required injection equipment and we expect we will be starting full implementation of EnerBurn in 2012. We have just completed successful testing of EnerBurn testing on the Frac fleet of one the world’s largest oil field service companies and have negotiation schedule over the next several weeks on the implementation of services there.    Also, G-2 Fuel Technologies, one of our marketing agents, has signed a supply contract with a large catalogue marketing group which is now scheduled to begin during the third quarter of 2012.

The Company has been able to generate working capital in the past through private placements and issuing promissory notes and believes that these avenues will remain available to the Company if additional financing is necessary.   No assurance can be made that any of these efforts will be successful.

NOTE 9 – RECENTLY ISSUED AUTHORITATIVE ACCOUNTING GUIDANCE

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

RESULTS OF OPERATIONS

Revenues

We recorded $73,000 in sales revenues for the three and six months ended June 30, 2012 compared to sales revenues of $23,000 and $47,000 for the three and six months ended June 30, 2011.   The slight increase in revenues for the six month period of 2012 compared to the prior year period, while somewhat better than the prior year, is still far below anticipated levels.   This was primarily due to much longer than originally anticipated testing periods with several potential new customers and other logistical problems caused by current levels of staffing.

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

As testing is either underway or completed with several potential new customers and in new areas with existing customers, more sales should occur.  We have been informed by our distributor for Australia that testing has successfully been completed with a new large customer there and that implementation will start shortly.  In addition, G2 Technologies, our new Certified Minority supplier and distributor, has advised us that several of its customers have started or will start using EnerBurn during 2012.    In addition, the Company’s projected PEX unit product line is due for final  California Air Resources Board (CARB) testing during the third quarter of 2012 and an additional more advanced design is currently under consideration for a large Federal MARAD (U.S. Maritime Administration) grant.    This newly developed, patent pending technology for the remediation of diesel engine emissions for diesel engines in the marine industry is expected to open new and potentially lucrative markets for both EnerBurn and our proprietary environmental equipment product lines.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $42,000 or 57.4% of sales for the three and six month periods ended June 30, 2012, compared to $19,000 and $39,000 or 88.0% and 83.4% of sales, respectively, for the three and six month periods ended June 30, 2011.  A significant portion of the sales is made up of the initial sales of new dosing equipment, for equipment designed by Enerteck and manufactured by outside vendors.   These initial sales were at a discounted introductory price.  Future retail sales will be at a higher price, with a more normal markup.  The initial installation of this equipment will take place this quarter, which should follow with significant sales volume increases over the next several quarters for both our principal product EnerBurn and this new equipment.  In addition, CARB approval testing for the Company’s new PEX systems is scheduled to take place late in the third quarter of 2012.   Pending approval, initial orders for these systems should commence during the fourth quarter of this year with the first units delivered during 2013.    As testing is either underway or completed with several other potential new customers and in new areas with existing customers, more sales should occur.  As our overall volumes increase, we feel confident that there will be an improvement in the gross profit percentage as our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $31,000 for the three and six month periods ended June 30, 2012, represented 42.6% of sales, as compared to $3,000 and 8,000 for the three and six month periods ended June 30, 2011, which represented 12.0% and 16.6% of revenues.   Cost of sales for the initial new dosing unit somewhat alters the normal margins for the quarter when compared with prior quarters.   An introductory price offered as an incentive for the testing period will change for the production models to be sold in the future.   Our actual manufacturing function is performed for us by unrelated third parties under contract to us.  We should continue to realize better gross margins through the manufacturing of our product lines, compared to those we achieved in the past when we purchased all of our products from an outside vendor.

Costs and Expenses

Operating expenses were $338,000 for the three months and $604,000 for the six months ended June 30, 2012 as compared to $719,000 for the three months and $1,073,000 for the six months ended June 30, 2011, a decrease of $381,000 and $469,000, respectively.  Such change from period to period of 2012 compared to 2011 was primarily due to there being no non-cash compensation expense for the three and six months ended June 30, 2012 compared to $440,000 in stock based non-cash compensation expense for the three and six months ended June 30, 2011, although such decrease for such three month period was offset by an increase in other selling, general and administrative expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due to the increase in sales for the three months ended June 30, 2012 compared to the prior year period.   Overall, however, other selling, general and administrative expenses decreased by $25,000 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to a lack of sales in the first quarter of 2012.  Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses.   Wages remained relatively constant from period to period and were $183,000 and $366,000 for the three and six months ended June 30, 2012 compared to $182,000 and $365,000 for the three and six months ended June 30, 2011.  While there has been an increase in costs and expenses in recent years, it is felt that these increases will lead to a considerable increase in earnings potential in 2012 and future years.

Net Loss

We reported a net loss of $377,000 during the three months and $719,000 for the six months ended June 30, 2012, as compared to net losses of $757,000 for the three months and $1,132,000 for the six months ended June 30, 2011.   Such decrease in net loss is primarily due to there being no non-cash compensation expense for the three and six months ended June 30, 2012 compared to $440,000 in stock based non-cash compensation expense for the three and six months ended June 30, 2011 as described above, offset by an increase in interest expense for the three and six months of 2012 compared to the prior year periods.

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

During the first quarter of 2011, we have formed EnerTeck Environmental, LLC, a joint venture with Indian Nation Technologies, LLC located in Comanche, Oklahoma for the testing and manufacture of an innovative new type of environmental equipment for the remediation of diesel engine emissions for diesel engines in the marine industry.   Indian Nation has filed a patent for this equipment and we will hold the exclusive marketing rights for this technology for the various applications within the marine diesel industry.   Testing commenced late in the first quarters of 2011 on a towboat located on the Mississippi River.   To date the tested engine has logged in more than 10,000 successful hours of operation with no apparent degrading of the effectiveness of the equipment.   To comply with regulations of the California Air Quality Control Board (CARB) additional monitoring and warning equipment has been developed and mounted on the PEX beta unit equipment to supply ongoing emissions information for the crew.   This equipment has now been installed and it will be allowed to run an additional 1,000 hours before final testing of our Marine Diesel PEX version one will take place in early September.   It is anticipated that subsequent to the final testing and acceptance of the test results,  this new technology will open vast new marketing opportunities for us in the coming years.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2012, we had working capital deficit of ($2,287,000) and a stockholders’ deficit of ($2,800,000) compared to a working capital deficit of ($1,612,000) and a stockholders’ deficit of ($2,181,000) on December 31, 2011. On June 30, 2012, we had $11,000 in cash, total assets of $735,000 and total liabilities of $3,535,000, compared to $374,000 in cash, total assets of $1,075,000 and total liabilities of $3,255,000 on December 31, 2011.

Net cash used in operating activities was $587,000 for the six months ended June 30, 2012, which was primarily due to a net loss of ($719,000), accounts payable of ($255,000), prepaid expenses and other of ($23,000), accounts receivable of ($18,000) and other non-cash transactions of $93,000, offset by accrued liabilities of $253,000 and accrued interest payable of $70,000.  Net cash used in operating activities was $283,000 for the six months ended June 30, 2011, which was primarily due to a net loss of ($1,132,000) and prepaid expenses and other of ($22,000), offset by accounts payable of $32,000, accrued interest payable of $99,000, accrued liabilities of $282,000 and other non-cash transaction of $397,000.

For the six months ended June 30, 2012 we had cash flow used by investing activities of ($1,300)  from capital expenditures of $1,300 as compared to no cash provided by or used in investing activities for the same period in 2011.

Cash provided by financing activities was $225,000 for the six months ended June 30, 2012 due to proceeds of $100,000 from the sale of common stock and $125,000 from stockholder notes as compared to $225,000 for the six months ended June 30, 2011 due to proceeds of stockholder notes and advances.

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

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues, we will require additional investment to satisfy our contemplated cash requirements for the next 12 months.  No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all.    We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million.  Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis.  As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated.  This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy.   Management expects that sales should show increases in the latter part of 2012 and into 2013.  No assurances can be made that we will be able to obtain required financial on terms acceptable to us or at all.  Our contemplated cash requirements beyond 2012 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

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

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts.  The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers.  Accounts are written off as bad debts when all collection efforts have failed and the account is deemed uncollectible.  There was no allowance for doubtful accounts considered necessary at June 30, 2012.

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

Periodically, EnerTeck enters into stock sales agreements with investors who contributed cash to the Company for shares of common stock.  Whether of not the shares have not been issued, they retain the rights associated with the respective class of stock.  Accordingly, unissued shares are considered common stock equivalents for purposes of computing basic earnings per share.

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

Item 4.   Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements
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

ENERTECK CORPORATION
(Registrant)

Date: August 14, 2012	By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2012	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)