Form 10-Q
period 2012-09-30
ENERTECK CORP
filed 2012-11-14
CIK 1128353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 23,224,517 outstanding as of November 1, 2012.

ENERTECK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ENERTECK CORPORATION

Index to Financial Information
Period Ended September 30, 2012

Page
Consolidated Financial Statements (Unaudited):

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Unaudited	Audited
	September 30, 2012	Dec. 31, 2011
ASSETS

Current assets
Cash	$51,589	$373,729
Inventory	298,731	281,596
Receivables – Trade	142,573	200,074
Prepaid Expenses	22,766	11,250
Total current assets	$515,659	$866,649

Intellectual Property	$150,000	150,000

Property and equipment, net of accumulated depreciation of $372,628 and $321,748, respectively	43,535	57,910
Total assets	$709,194	$1,074,559

LIAB. AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$156,676	$436,748
Shareholder advances and notes	1,415,606	450,000
Accrued Interest	292,407	182,742
Accrued liabilities	1,798,816	1,409,303
Total current liabilities	$3,663,505	$2,478,793

Long Term Liabilities
Stockholder advances and notes	191,854	$765,996
Deferred Lease Liability	$7,983	$10,574
Total Long Term Liabilities	$199,837	$776,570

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
Common stock, $.001 par value, 100,000,000 shares authorized, 23,224,517 and 22,419,683 shares issued and outstanding, respectively	23,226	22,420
Common stock subscribed	37,500	175,000
Additional paid-in capital	24,433,717	24,118,226
Accumulated deficit	(27,648,591)	(26,496,450)
Total stockholders’ equity (deficit)	(3,154,148)	(2,180,804)

Total liabilities and stockholders’ equity	$709,194	$1,074,559

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$30,474	$31,164	$103,822	$77,943
Cost of goods sold	5,966	5,078	37,203	12,846
Gross profit	$24,508	$26,086	$66,619	$65,097

General and Administrative Expenses:
Wages	$177,934	$174,956	$543,910	$539,978
Non-cash compensation	0	657,114	0	1,096,918
Depreciation	5,978	8,402	17,576	24,904
Other Selling, Gen. & Admin. Exp.	189,186	59,395	415,575	310,693
Total Expenses	$373,098	$899,867	$977,061	$1,972,493

Operating loss	$(348,590)	$(873,781)	$(910,442)	$(1,907,396)

Interest Income	$2	$2	$14	$16
Other Income	$(4,741)	0	(10,541)	0
Interest expense	(79,934)	(72,267)	(231,172)	(170,992)
Net Income (loss)	$(433,263)	$(946,046)	$(1,152,141)	$(2,078,372)

Net Loss per Share: Basic and diluted	$(0.02)	$(0.04)	$(0.05)	$(.09)

Weighted average shares outstanding:
Basic and diluted	23,126,512	22,418,164	23,006,283	22,256,756

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2012 (Unaudited)

	September 30,	September 30,
	2012	2011

Net (loss)	$(1,152,141)	$(2,078,372)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	139,042	110,544
Other Non Cash Transactions	78,600	1,096,918
Changes in operating assets and liabilities:
Accounts receivable	57,501	(109,882)
Inventory	(17,135)	(1,846)
Prepaid expenses and other	(11,516)	(10,930)
Accounts payable	(280,072)	71,364
Accrued interest payable	109,665	81,833
Accrued Liabilities	386,921	462,187
NET CASH USED IN OPERATING ACTIVITIES	$(689,135)	$(378,184)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(3,201)	$(1,500)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(3,201)	$(1,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Sale of Common Stock	$100,196	$50,000
Proceeds of Stockholder Notes Payable and Advances	$270,000	$275,000
CASH PROVIDED BY FINANCING ACTIVITIES	$370,196	$325,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(322,140)	$(54,684)
Cash and cash equivalents, beginning of Year	373,729	123,526
Cash and cash equivalents, end of Quarter	$51,589	$68,842
Cash paid for:
Income tax	$0	$0
Interest	$0	$0

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

NOTE 2 – INCOME (LOSS) PER COMMON SHARE

The basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding.

During the year ended December 31, 2011, EnerTeck entered into stock sales agreements with investors who contributed $175,000 in cash to the Company for 350,000 shares of common stock.  The shares had not been issued as of December 31, 2011 but retain the rights associated with the respective class of stock.  Accordingly, these shares are considered common stock equivalents for purposes of computing basic earnings per share.  275,000 of these shares have been issued as of September 30, 2012.

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

Management made the decision during 2009 to change the characterization of its intellectual property to a finite-lived asset and to amortize the remaining balance of its intangible asset~~s~~ to the nominal value of $150,000 by the end of 2012, due to its determination that this now represents the scheduled end of its exclusive registration during that period.  As a result, amortization expense of approximately $579,000 was recorded for the years ended December 31, 2010 and zero for 2011 and 2012.

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

NOTE 4 – STOCKHOLDERS' EQUITY

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

During the third quarter of 2012, the Company sold 196,500 shares of common stock to an unrelated third party for $196.50 in cash which shares were issued pursuant to the terms of a consulting agreement entered into as of June 1, 2012. The value of the consulting services was determined to be $78,600, which amount was expensed upon issuance in September 2012.

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

During the third quarter of 2011, the Company granted 540,000 warrants to a director and his designee, 30,000 of which were issued in replacement of 30,000 warrants which expired in the second quarter of 2011 and 510,000 of which were issued in replacement of 510,000 warrants exercisable at $2.00 per share which were to expire in October 2012 and have been cancelled.   All of the new warrants have an exercise price of $0.60 per share.  An additional 250,000 warrants with the same exercise price were issued during the third quarter of 2011 to such director and another officer/director of the Company as and for additional consideration for previous loans to the Company.  Also, during the third quarter of 2011, three of the four directors of the Company were each granted 250,000 warrants for services rendered which warrants are exercisable at $0.60 per share.  All of the warrants have a term of five years.  Non-cash compensation recognized for these issuances totaled $549,291 for the year ended December 31, 2011.

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

Other than the foregoing, there were no other warrants granted or exercised for the years 2012 and 2011.

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

NOTE 6 – RELATED PARTY NOTES AND ADVANCES

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

During 2010, 2011 and 2012 such shareholder/director advanced the Company $150,000, $150,000 and $270,000, respectively.  Such advances are due on demand and bear interest at 5% and 8% per annum respectively.  The following represents the stated maturities of these notes:

Year ending December 31

2012	$720,000
2013	1,000,000
2014	70,000

Total	$1,790,000
Less current portion	1,570,000

Noncurrent portion	$220,000

Less unamortized discount	(28,146)

Net noncurrent portion	$191,854

Discounts representing additional interest expense have been recorded on the issuance of warrants related to certain notes.  Such discounts are being amortized over the terms of the respective notes on a straight-line basis and are netted with those notes for purposes of balance sheet presentation.  Interest expense resulting from the amortization of discounts amounted to approximately $121,000 and $86,000, for the nine months ended September 30, 2012 and 2011, respectively. Amortization of discounts is expected to be $162,076 for 2012, and $141,928 for 2013.

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

NOTE 8 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the three months and nine months ended September 30, 2012, the Company incurred net losses of $433,000 and $1,152,000, respectively.  In addition, at the quarter ended September 30, 2012 and year ended December 31, 2011, the Company has an accumulated deficit of $27,649,000 and $26,496,000, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis.  Management understands that sales revenues for the first nine months of 2012 and for the year of 2011 were considerably less than earlier anticipated.  As testing is either underway or completed with several potential new customers and in new areas with existing customers, management expects that sales should show significant increases in the latter part of 2012 and into 2013.  One of the Company’s principal stockholders (who is also a director) has given on ongoing commitment to provide, as required, any and all necessary funding required to meet any future manufacturing cost requirement for any bona fide, contracted quantities of EnerBurn and to allow and facilitate the Company to meet any reasonable required timing deadlines to satisfy the successful servicing of all negotiated and binding customer purchase orders for the sale of its products with the Company’s credit worthy domestic and international customers.

We have been notified of the successful completion of testing for a large new international marine customer, who is currently ordering the required injection equipment.   We expected we would be starting full implementation of EnerBurn in late 2012.  The addition of the financial guarantee for purchase order servicing should provide the comfort for this and other large customers interested in testing and implementation of EnerBurn into their fueling systems.   In addition, we are completing additional testing of EnerBurn on the Frac fleet of one the world’s largest oil field service companies and, subject to final analysis of test data, negotiations are schedule over the next several weeks for the implementation of services there.  Also one of our marketing agents, has signed a supply contract with a large catalogue marketing group which is now scheduled to begin during 2013.  Subsequent to the end of the third quarter, they have also completed very successful testing of EnerBurn for the municipal bus and maintenance vehicle fleet of a medium sized Midwestern city in Iowa.  Our distributor anticipates large sales levels in these markets over the coming years.

The Company has been able to generate working capital in the past through private placements, stockholder advances and the issuance of promissory notes and believes that these avenues will remain available to the Company, if additional financing is necessary.  No assurance can be made that any of these efforts will be successful, however.  Obviously, the real answer will be for the Company’s sales to be at much higher levels that has been the case in the past and we anticipate that will be the case in 2013 and thereafter.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test as described in ASC 350, Intangibles-Goodwill and Other. The ASU defines the more-likely-than-not threshold as having a likelihood of more than 50%. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate the adoption of this ASU will have an impact on our financial statements.

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

RESULTS OF OPERATIONS

Revenues

We recorded $31,000 and $104,000 in sales revenues for the three and nine months ended September 30, 2012 compared to sales revenues of $31,000 and $78,000 for the three and nine months ended September 30, 2011.   The slight increase in revenues for the nine month period of 2012 compared to the prior year period, while somewhat better than the prior year, is still far below anticipated levels.  This was primarily due to much longer than originally anticipated testing periods with several potential new customers and other logistical problems caused by current levels of staffing.

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

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $25,000 or 80.0% and $67,000 or 64.4%of sales for the three and nine month periods ended September 30, 2012, compared to $26,000 and $65,000 or 83.7% and 83.5% of sales, respectively, for the three and nine month periods ended September 30, 2011.  A significant portion of the sales is made up of the initial sales of new dosing equipment, for equipment designed by Enerteck and manufactured by outside vendors.  These initial sales were at a discounted introductory price.  Future retail sales will be at a higher price, with a more normal markup.  The initial installation of this equipment will take place this quarter, which should follow with significant sales volume increases over the next several quarters for both our principal product EnerBurn and this new equipment.  In addition, CARB approval testing for the Company’s new PEX systems is scheduled to take place late in the third quarter of 2012.  Pending approval, initial orders for these systems should commence during the fourth quarter of this year with the first units delivered during 2013.  As testing is either underway or completed with several other potential new customers and in new areas with existing customers, more sales should occur.  As our overall volumes increase, we feel confident that there will be an improvement in the gross profit percentage as our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $6,000 for the three month and $37,000 for the nine month periods ended September 30, 2012, represented 20.0% and 35.6 % of sales, as compared to $5,000 and $13,000 for the three and nine month periods ended September 30, 2011, which represented 16.3% and 16.5% of revenues.  Cost of sales for the initial new dosing unit somewhat alters the normal margins for the quarter when compared with prior quarters.  An introductory price offered as an incentive for the testing period will change for the production models to be sold in the future.  Our actual manufacturing function is performed for us by unrelated third parties under contract to us.  We should continue to realize better gross margins through the manufacturing of our product lines, compared to those we achieved in the past when we purchased all of our products from an outside vendor.

Costs and Expenses

Operating expenses were $373,000 for the three months and $977,000 for the nine months ended September 30, 2012 as compared to $900,000 for the three months and $1,972,000 for the nine months ended September 30, 2011, a decrease of $527,000 and $995,000, respectively.  Such change from period to period of 2012 compared to 2011 was primarily due to there being no non-cash compensation expense for the three and nine months ended September 30, 2012 compared to $657,000 and $1,097,000 in stock based non-cash compensation expense for the three and nine months ended September 30, 2011, respectively, although such decrease for such three month period was offset by an increase in other selling, general and administrative expenses for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due to the increase in sales for the three months ended September 30, 2012 compared to the prior year period.  Overall, however, other selling, general and administrative expenses increased by $105,000 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to an additional noncash consulting expense of $78,600 in the third quarter of 2012.  Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses.  Wages remained relatively constant from period to period and were $178,000 and $544,000 for the three and nine months ended September 30, 2012 compared to $175,000 and $540,000 for the three and nine months ended September 30, 2011.  While there has been an increase in costs and expenses in recent years, it is felt that these increases will lead to a considerable increase in earnings potential in 2012 and future years.

Net Loss

We reported a net loss of $433,000 during the three months and $1,152,000 for the nine months ended September 30, 2012, as compared to net losses of $946,000 for the three months and $2,078,000 for the nine months ended September 30, 2011.  Such decrease in net loss is primarily due to there being no non-cash compensation expense for the three and nine months ended September 30, 2012 compared to the stock based non-cash compensation expense for the three and nine months ended September 30, 2011 as described above, offset by an increase in interest expense for the three and nine months of 2012 compared to the prior year periods.

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

During the first quarter of 2011, we have formed EnerTeck Environmental, LLC, a joint venture with Indian Nation Technologies, LLC located in Comanche, Oklahoma for the testing and manufacture of an innovative new type of environmental equipment for the remediation of diesel engine emissions for diesel engines in the marine industry.   Indian Nation has filed a patent for this equipment and we will hold the exclusive marketing rights for this technology for the various applications within the marine diesel industry.  Testing commenced late in the first quarters of 2011 on a towboat located on the Mississippi River.  To date the tested engine has logged in more than 10,000 successful hours of operation with no apparent degrading of the effectiveness of the equipment.  To comply with regulations of the California Air Quality Control Board (CARB) additional monitoring and warning equipment has been developed and mounted on the PEX beta unit equipment to supply ongoing emissions information for the crew.  This equipment has now been installed and it will be allowed to run an additional 3,000 hours before final testing of our Marine Diesel PEX version one has been delayed repeatedly due to adverse conditions on the Mississippi River caused by the drought of 2012, but are currently scheduled take place in November or December.  It is anticipated that subsequent to the final testing and acceptance of the test results, this new technology will open vast new marketing opportunities for us in the coming years. Each of these units will be custom engineered to fit the particular application involved.  Our financing arrangement for purchase orders will facilitate these engineering and fabrication requirements.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2012, we had working capital deficit of ($3,148,000) and a stockholders’ deficit of ($3,154,000) compared to a working capital deficit of ($1,612,000) and a stockholders’ deficit of ($2,181,000) on December 31, 2011. On September 30, 2012, we had $52,000 in cash, total assets of $709,000 and total liabilities of $3,863,000, compared to $374,000 in cash, total assets of $1,075,000 and total liabilities of $3,255,000 on December 31, 2011.

Net cash used in operating activities was $689,000 for the nine months ended September 30, 2012, which was primarily due to a net loss of ($1,152,000), a decrease in accounts payable of ($280,000), prepaid expenses of ($12,000) and increase in inventory of ($17,000) offset by and decrease in accounts receivable of $58,000, increase Accrued Interest of $110,000 and Other Accrued Expenses and non-cash transactions netting approximately $387,000.  Net cash used in operating activities was $378,000 for the nine months ended September 30, 2011, which was primarily due to a net loss of ($2,078,000) which was made up largely of $1,097,000 for stock and options expenses, Depreciation and Amortization of $111,000, an increase in Accounts Receivable of $110,000, Accrued Interest Expenses of 82,000 and other non-cash transactions of $462,000.

For the nine months ended September 30, 2012 we had cash flow used by investing activities of $3,200  from capital expenditures of $3,200 as compared to $1,500 cash used in investing activities for the same period in 2011.

Cash provided by financing activities was $370,000 for the nine months ended September 30, 2012 due to proceeds from the sales of common stock and issuance of notes as compared to $325,000 for the nine  months ended September 30, 2011 due to proceeds of stockholder notes and advances.

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

In the past, we have been able to finance our operations primarily from capital which has been raised.  To date, sales have not been adequate to finance our operations without investment capital.  During 2012, investment capital has provided $370,000 for working capital.  For the first nine months of ended September 30, 2011, cash provided by financing activities was $325,000 from the proceeds of loans and advances made to the Company.

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

One of the Company’s principal stockholders (who is also a director) has given on ongoing commitment to provide, as required, any and all necessary funding required to meet any future manufacturing cost requirement for any bona fide, contracted quantities of EnerBurn and to allow and facilitate the Company to meet any reasonable required timing deadlines to satisfy the successful servicing of all negotiated and binding customer purchase orders for the sale of its products with the Company’s credit worthy domestic and international customers.

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

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts.  The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers.  Accounts are written off as bad debts when all collection efforts have failed and the account is deemed uncollectible.  There was no allowance for doubtful accounts considered necessary at September 30, 2012.

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

Item 4.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the third quarter of 2012, we sold 196,500 shares of common stock to an unrelated third party for $196.50 in cash which shares were issued pursuant to the terms of a consulting agreement entered into as of June 1, 2012. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements
_______________
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

ENERTECK CORPORATION
(Registrant)

Dated: November 14, 2012	By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2012	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)