Form 10-K
period 2012-12-31
ENERTECK CORP
filed 2013-04-16
CIK 1128353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (14,220,432) as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,271,000. The number of shares outstanding of the Common Stock ($.001 par value) of the registrant as of the close of business on April 12, 2013 was 24,424,486.

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

Introduction

Enerteck Corporation (the “Company” or “EnerTeck Parent”), formerly named Gold Bond Mining Company and then Gold Bond Resources, Inc., was incorporated under the laws of the State of Washington on July 30, 1935. On January 9, 2003, we acquired EnerTeck Chemical Corp. (“EnerTeck Sub”) as our wholly owned operating subsidiary. As a result of the acquisition, we are now acting as a holding company, with EnerTeck Sub as our primary operating business. Subsequent to this transaction, on November 24, 2003, we changed our domicile from the State of Washington to the State of Delaware and changed our name from Gold Bond Resources, Inc. to EnerTeck Corporation. Unless the context otherwise requires, the terms “we,” “us” or “our” refer to EnerTeck Corporation and its consolidated subsidiary.

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

Since the first quarter of 2011, we have owned a 40% membership interest in a newly formed entity called EnerTeck Environmental, LLC, which was formed for the purpose of marketing and selling a diesel fuel emission reduction technology with the creators of such specific technology (see “Business of the Company and Current Operations” below).

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

The majority of our marketing effort since 2005 has been directed at targeting and gaining a foothold in one of several major target areas, including the inland marine diesel market, trucking, heavy construction and mining. Management has focused virtually all resources at pinpointing and convincing certain large potential customers within these markets, with our diesel fuel additive product lines. While we still believe that this is a valid theory, the results, to date, have been less than we had expected. For example, in 2005, we appointed Custom Fuel Services Inc., a subsidiary of Ingram Barge and which provides dockside and midstream fueling from nine service locations in Louisiana, Kentucky, Illinois, West Virginia, Missouri and Iowa, as our exclusive reseller of EnerBurn and the related technology on the Western Rivers of the United States, meaning the Mississippi River, its tributaries, South Pass, and Southwest Pass, excluding the Intra Coastal Waterway. Since 2006, sales have been sporadic with Custom and we cannot guarantee that we will ever generate meaningful revenues from our relationship with Custom.

A substantial portion of 2010 was spent redirecting our marketing emphasis for our primary product, EnerBurn, to solidify our major customers and expanding to newer, more innovative areas. As such, we have created marketing alliances domestically and internationally with two new marketing groups, EnerGreen Technologies PTY, based in Australia (“EnerGreen”), and G2 Fuel Technologies, LLC (“G2 Technologies”), a minority owned marketing firm working in both the domestic and foreign markets (see “Sales and Marketing Strategy” below”).

As testing is either underway or has been completed with several potential new customers and in new areas with existing customers, more sales should occur. We have been informed by EnerGreen, our distributor for Australia, that testing has successfully been completed with a new large customer there and that implementation will start shortly. This implementation will require the installation of injection systems on each of the customer vessels which may take through the end of 2013 to fully occur.

In addition, G2 Technologies, our new Certified Minority supplier and distributor, had advised us that several of its customers would start using EnerBurn during 2012. This was delayed by a delay in the crucial test being handled by Auburn University that is required by several Government entities. This test is to complete during the second quarter of 2013 and should open the door for several of their large customers. G2 Technologies now expects that sales should show significant increases during the third and fourth quarters of 2013 and thereafter.

As indicated above, since the first quarter of 2011, we have owned a 40% membership interest in a newly formed entity called EnerTeck Environmental, LLC (“EnerTeck Environmental”), which was formed for the purpose of marketing and selling a diesel fuel emission reduction technology with the creators of such specific technology. EnerTeck Environmental was formed as a joint venture with Indian Nation Technologies, LLC (“Indian Nation”) located in Comanche, Oklahoma for the testing and manufacture of an innovative new type of environmental equipment for the remediation of diesel engine emissions for diesel engines in the marine industry. Indian Nation has filed a patent for this equipment called PEx® (Particle Extraction) and we will hold the exclusive marketing rights for this technology for the various applications within the marine diesel industry. Testing commenced late in the first quarters of 2011 on a towboat located on the Mississippi River. To date the tested engine has logged in more than 10,000 successful hours of operation with no apparent degrading of the effectiveness of the equipment. To comply with regulations of the California Air Quality Control Board (CARB), additional monitoring and warning equipment has been developed and has been mounted on the equipment to supply ongoing emissions information for the crew. As a result of such installation, the PEx Beta unit is in the process of running an additional 1,000 hours to log ongoing results before final testing is completed. It is anticipated that subsequent to the final testing and acceptance of this technology this new technology will open vast new marketing opportunities for us in the coming years.

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

Overview of Worldwide Diesel Fuel Consumption

The U.S. Department of Energy, Energy Information Administration (“EIA”) estimates that worldwide annual consumption of diesel fuel approximates 210 billion U.S. gallons. A breakdown of this estimate is summarized as follows:

Annual consumption of Diesel Fuel - Billion USG/Year

United States	60
Europe	60
Pacific Rim	50
Rest of the World	40
Total Gallons Consumption	210

Domestic Diesel Fuel Consumption

Based on further EIA published data, the following table* depicts domestic distillate fuel oil consumption by end use for 2011.

Energy Use	2011 (Thousand Gallons)

U.S. Total	57,241,480
Residential	3,625,719
Commercial	2,877,761
Industrial	2,177,885
Oil Company	1,381,123
Farm	2,941,463
Electric Power	506,259
Railroad	3,121,145
Vessel Bunkering	2,128,101
On-Highway	36,160,308
Military	251,960
Off-Highway	2,069,754
____________
* Sources: Energy Information Administration’s Form EIA-821, “Sales of Fuel Oil and Kerosene,” for 2006-2011. Totals may not equal sum of components due to independent rounding.

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

As indicated above, we have created marketing alliances both domestically and internationally with two marketing groups, EnerGreen and G2 Technologies. We have entered into a Distributorship Agreement with EnerGreen which has a wide network of industrial sector contacts in Australia, Southern Asia, Europe, Brazil, Peru and Paraguay. G2 Technologies has entered into a Reseller and Market Development Agreement with us. G2 Technologies, which is a large minority-owned U.S. defense contractor, intends to sell EnerBurn, injection equipment and emissions control systems to the government and related customers, and has qualified EnerBurn into a government-approved catalog for fuel efficiency and emissions control products.

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

On July 13, 2006, we acquired the EnerBurn formulas, technology and associated assets pursuant to an Asset Purchase Agreement executed as of the same date (the “EnerBurn Acquisition Agreement”) between the Company and the owner of Ruby Cat (the “Seller”). Pursuant thereto, the Company acquired from the Seller all of its rights with respect to the liquid diesel motor vehicle fuel additives known as EC5805A and EC5931A products (the “Products”) as well as its rights to certain intellectual property and technology associated with the Products (collectively, the “Purchased Assets”). The purchase price for the Purchased Assets was $3.0 million, payable as follows: (i) $1.0 million paid on July 13, 2006 in cash, and (ii) the remaining $2.0 million evidenced by a promissory note (the “Note”) bearing interest each month at a rate of 4.0% per annum, compounded monthly, and which is to be paid in four annual payments of $500,000 plus accumulated interest to that date on each anniversary of the closing until the entire purchase price is paid in full. In order to secure the debt represented by the Note, the Company executed and delivered to the Seller a Security Agreement in which the Company granted the Seller a first priority lien on the Purchased Assets. The first payment of $500,000 was made in advance in May 2007. An additional $500,000 due July 13, 2008 was also made in advance of the due date, on July 3, 2008. Due to litigation commenced between the Company and the Seller, the Company requested the court to grant it leave to pay the remaining installments under the EnerBurn Acquisition Agreement into the registry of the court pending adjudication of such matter. The court granted the request and the Company paid the third annual installment of $500,000 plus accrued interest into the registry on July 13, 2009. On March 31, 2010, the parties to the lawsuit entered into a settlement agreement pursuant to which, among other things, the remaining installments due under the EnerBurn Acquisition Agreement were paid by the Company on July 22, 2010, along with an additional sum of $75,000.

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

Manufacturing

The acquisition of the EnerBurn formulas, technology and associated assets has provided us the ability to transform our business from a sales organization to a fully integrated manufacturer and distributor of EnerBurn. From 2006 to 2009, the manufacturing of our EnerBurn product had been undertaken pursuant to a Manufacturing and Supply Agreement entered into on August 18, 2006 with Independent Contract Packaging, Inc., a Texas corporation located in Cut and Shoot, Texas (“ICP”). Pursuant to the agreement, ICP was appointed as our non-exclusive manufacturer, blender and packager of our EnerBurn product for a term of three years which ended in 2009. We subsequently moved our principal manufacturing operation to Magna Blend of Waxahachie, Texas, with a second company, J. T. Enterprises of Tyler, Texas as our backup manufacturing facility. We have agreed to supply certain tanks and related equipment and raw materials to be used by J. T. Enterprise to manufacture, blend and package the EnerBurn product, and both Magna Blend and J. T. Enterprises have agreed to provide their manufacturing, blending and packaging services on a commercially reasonably prompt basis according to the specifications received from and required by us. For such services, we have agreed to pay each its fees pursuant to an agreed upon fee schedule. On October 3, 2011, a fire broke out at the Magna Blend Chemical plant in Waxahachie, Texas. Magna Blend has been the principal blending plant for our EnerBurn product and was the storage location of our entire stock of raw materials and finished goods inventory. Magna Blend subsequently has reimbursed Enerteck the full replacement value of our lost inventory. During the interim, to insure that at least some of our new and smaller customers could be serviced, one of our established customers agreed to supply us with several drums of EnerBurn, which were being held in their supply inventory. We have in turn replaced these drums of chemical with new EnerBurn stock, as soon as the required raw material inventories could be acquired, blended at our new blending facility at ChemJet Chemicals located in Conroe, Texas and was shipped back to our customer’s warehouses. We do not feel this incident will have a material adverse effect on our operations, nor do we expect it to reoccur in the future.

Competition

The market for products and services that increase diesel fuel economy, reduce emissions and engine wear is rapidly evolving and intensely competitive and management expects it to increase due to the implementation of stricter environmental standards. Competition can come from other fuel additives, fuel and engine treatment products and from producers of engines that have been modified or adapted to achieve these results. In addition, we believe that new technologies, including additives, will further increase competition.

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

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE AND WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES AND OUR FINANCIAL RESULTS. For the years ended December 31, 2012 and 2011, we generated revenues of $126,000 and $113,000, respectively, and incurred net losses of $1,612,000 and $2,278,000, respectively. Continued failure to increase our revenues significantly will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to maintain its current improvement, or our operating expenses exceed our expectations, our operating results will suffer. If we are unable to sell our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.

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

RELATED PARTY NOTES AND ADVANCES PRESENT A SIGNIFICANT RISK. Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of December 31, 2012, such loans and advances from related parties total $1,840,000. While one of such notes is currently due, the other loans mature from 2013 through 2014 or are due on demand. Although the Company does not expect any of such lenders to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This presents a significant risk to the Company in that in the event any of such lenders demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

Risks Related To Our Common Stock

WE HAVE ISSUED A SUBSTANTIAL NUMBER OF WARRANTS TO PURCHASE OUR COMMON STOCK WHICH WILL RESULT IN SUBSTANTIAL DILUTION TO THE OWNERSHIP INTERESTS OF OUR EXISTING SHAREHOLDERS.As of December 31, 2012, we had 23,224,517 shares of common stock outstanding. Up to an additional 4,256,714.5 shares are issuable upon the exercise of the warrants currently outstanding and up to 553,401 shares are issuable upon exercise of options currently outstanding. The exercise of all of these warrants and options will substantially dilute the ownership interests of our existing shareholders.

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

We do not own any real estate. We lease approximately 2,722 square feet of space for our executive offices at 10701 Corporate Drive, Suite No. 150, Stafford, Texas. Such lease, which commenced on February 1, 2001, had an original term of three years and has been extended to August 31, 2014. We have an option to renew for an additional two years at that time. Rent expense for the years ended December 31, 2012 and December 31, 2011 totaled approximately $47,464 and $49,368, respectively. Management believes that the current facility is adequate for the foreseeable future.

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

Year ended December 31, 2011:	High	Low
Jan. 1, 2011 to March 31, 2011	$0.95	$0.30
April l, 2011 to June 30, 2011	$0.70	$0.20
July 1, 2011 to Sept. 30, 2011	$0.65	$0.05
Oct. 1, 2011 to Dec. 31, 2011	$0.65	$0.10

Year ended December 31, 2012:	High	Low
Jan. 1, 2012 to March 31, 2012	$0.48	$0.18
April l, 2012 to June 30, 2012	$0.37	$0.21
July 1, 2012 to Sept. 30, 2012	$0.30	$0.08
Oct. 1, 2012 to Dec. 31, 2012	$0.15	$0.35

Holders

As of December 31, 2012, there were approximately 925 stockholders of record of the Company’s Common Stock.  This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal years ended December 31, 2011 and 2012 that were not registered under the Securities Act of 1933, as amended:

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

Equity Compensation Plan Information

Information regarding equity compensations plans, as of December 31, 2012, is set forth in the table below:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	553,401	(1)	$0.76	446,599	(1)

Equity compensation plans not approved by security holders	4,256,714.5	(2)	$0.66	N/A

Total	4,810,115.50		$0.67	446,599
__________________
(1)	Represents shares underlying the 2003 Employee Stock Option Plan.

(2)	Represents shares underlying the individual grant of warrants.

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

Executive Overview

EnerTeck Corporation (the “Company” or “EnerTeck Parent”), formerly named Gold Bond Mining Company and then Gold Bond Resources, Inc., was incorporated in the State of Washington on July 30, 1935. We acquired EnerTeck Chemical Corp. (“EnerTeck Sub”) as a wholly owned subsidiary on January 9, 2003. As a result of this acquisition, we are now acting as a holding company, with EnerTeck Sub as our primary operating business. Subsequent to this transaction, on November 24, 2003 we changed our domicile from the State of Washington to the State of Delaware and changed our name from Gold Bond Resources, Inc. to EnerTeck Corporation. Unless the context otherwise requires, the terms “we,” “us” or “our” refer to EnerTeck Corporation and its consolidated subsidiary.

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

During 2011, we acquired a 40% membership interest in a newly formed entity called EnerTeck Environmental, LLC, which was formed for the purpose of marketing and selling a diesel fuel emission reduction technology with the creators of such specific technology.

Results of Operations

Revenues

We recognized revenues of $126,000 for the year ended December 31, 2012, compared to revenues of $113,000 for the year ended December 31, 2011, an increase in revenues of $13,000. The primary source of revenue for the years ended December 31, 2012 and 2011 is from the sale of EnerBurn to oilfield service, heavy construction and maritime industries. The price levels of product sold in 2012 was relatively comparable to pricing in 2011. This low level in revenues can be traced primarily to a lack of new customers. As testing is either underway or completed with several potential new customers and in new areas with existing customers, more sales should occur. It is expected that sales should show significant increases throughout 2013.

Gross Profit

Gross profit, defined as revenues less cost of goods sold and the results of the onetime sales return discussed above, was $84,000 or 66.7% of sales for the year ended December 31, 2012, compared to $82,000 or 72.9% of sales for the year ended December 31, 2011. In terms of absolute dollars, gross profit remained virtually the same in 2012 compared to 2011. The gross profit percentage decreased 6.2% for the 2012 calendar year compared to the 2011 calendar year due primarily to the mix between chemical and equipment sales, with chemical sales having a slightly higher margin. As our overall volumes increase, we feel confident that there will be an improvement in the gross profit percentage as our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $42,000 for the 2012 calendar year which represented 33.3% of revenues compared to $31,000 for the 2011 calendar year which represented 27.1% of revenues. The increase in cost of goods sold as a percentage of revenues primarily reflect a slight increase in overall product cost from our initiation of manufacturing of our products and the sale of more dosing equipment. We have owned the EnerBurn technology and associated assets since its purchase in July 2006. Although our actual manufacturing function is performed for us by an unrelated third party under contract to us, we should continue to realize better gross margins through the manufacturing of our product lines, compared to those we achieved in the past when we purchased all of our products from an outside vendor.

Cost and Expenses

Costs and expenses for operations decreased to $1,382,000 for the year ended December 31, 2012 from $2,267,000 for the year ended December 31, 2011, a decrease of $885,000, primarily due to the absence of non-cash compensation and a decrease in professional fees in 2012 as compared to 2011. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses. While there has been a substantial decrease in costs and expenses for 2012 and 2011 over prior years, it is felt that these increases will lead to a considerable increase in earnings potential in 2013 and future years, though this has not been substantiated to date.

Net Loss

Total net loss for the year ended December 31, 2012, was $1,612,000 as compared to a total net loss of $2,278,000 for the year ended December 31, 2011. This amounts to a decrease in net loss for the year ended December 31, 2012 of $666,000 as compared with the year ended December 31, 2011. Such decrease was primarily due to the lack of non cash compensation in 2012 compared to non-cash compensation of $1,097,000 in 2011 partially offset by an increase in other selling, general and administrative expenses in 2012 compared to 2011.

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

Operations Outlook

The majority of our marketing effort since 2005 has been directed at targeting and gaining a foothold in one of several major target areas, including the inland marine diesel market, trucking, heavy construction and mining. Management has focused virtually all resources at pinpointing and convincing certain large potential customers within these markets, with our diesel fuel additive product lines. While we still believe that this is a valid theory, the results, to date, have been less than we had expected. For example, in 2005, we appointed Custom Fuel Services Inc., a subsidiary of Ingram Barge and which provides dockside and midstream fueling from nine service locations in Louisiana, Kentucky, Illinois, West Virginia, Missouri and Iowa, as our exclusive reseller of EnerBurn and the related technology on the Western Rivers of the United States, meaning the Mississippi River, its tributaries, South Pass, and Southwest Pass, excluding the Intra Coastal Waterway. Since 2006, sales have been sporadic with Custom and we cannot guarantee that we will ever generate meaningful revenues from our relationship with Custom.

A substantial portion of 2010 was spent redirecting our marketing emphasis for our primary product, EnerBurn, to solidify our major customers and expanding to newer, more innovative areas. As such, we have created marketing alliances domestically and internationally with two new marketing groups, EnerGreen Technologies PTY, based in Australia (“EnerGreen”), and G2 Fuel Technologies, LLC (“G2 Technologies”), a minority owned marketing firm working in both the domestic and foreign markets (see “Sales and Marketing Strategy” below”).

As testing is either underway or has been completed with several potential new customers and in new areas with existing customers, more sales should occur. We have been informed by EnerGreen, our distributor for Australia, that testing has successfully been completed with a new large customer there and that implementation will start shortly. This implementation will require the installation of injection systems on each of the customer vessels which may take through the end of 2013 to fully occur.

In addition, G2 Technologies, our new Certified Minority supplier and distributor, had advised us that several of its customers would start using EnerBurn during 2012. This was delayed by a delay in the crucial test being handled by Auburn University that is required by several Government entities. This test is to complete during the second quarter of 2013 and should open the door for several of their large customers. G2 Technologies now expects that sales should show significant increases during the third and fourth quarters of 2013 and thereafter.

As indicated above, since the first quarter of 2011, we have owned a 40% membership interest in a newly formed entity called EnerTeck Environmental, LLC (“EnerTeck Environmental”), which was formed for the purpose of marketing and selling a diesel fuel emission reduction technology with the creators of such specific technology. EnerTeck Environmental was formed as a joint venture with Indian Nation Technologies, LLC (“Indian Nation”) located in Comanche, Oklahoma for the testing and manufacture of an innovative new type of environmental equipment for the remediation of diesel engine emissions for diesel engines in the marine industry. Indian Nation has filed a patent for this equipment called PEx® (Particle Extraction) and we will hold the exclusive marketing rights for this technology for the various applications within the marine diesel industry. Testing commenced late in the first quarters of 2011 on a towboat located on the Mississippi River. To date the tested engine has logged in more than 10,000 successful hours of operation with no apparent degrading of the effectiveness of the equipment. To comply with regulations of the California Air Quality Control Board (CARB), additional monitoring and warning equipment has been developed and has been mounted on the equipment to supply ongoing emissions information for the crew. As a result of such installation, the PEx Beta unit is in the process of running an additional 1,000 hours to log ongoing results before final testing is completed. It is anticipated that subsequent to the final testing and acceptance of this technology this new technology will open vast new marketing opportunities for us in the coming years.

Liquidity and Capital Resources

On December 31, 2012, we had working capital deficit of ($3,742,000) and stockholders’ deficit of ($3,614,000) compared to working capital deficit of ($1,612,000) and stockholders’ deficit of ($2,181,000) on December 31, 2011. The majority of the decrease in equity stems from poor sales and the issuance of noncash compensation. On December 31, 2012, the Company had $24,000 in cash, total assets of $639,000 and total liabilities of $4,252,000, compared to $374,000 in cash, total assets of $1,075,000 and total liabilities of $3,255,000.

Net cash used in operating activities was $763,000 for the year ended December 31, 2012, which was primarily due to a net loss of ($1,612,000) for the year ended December 31, 2012, other non-cash charges of ($78,400), an increase in inventory of ($64,000) and a decrease in accounts payable of ($198,000), partially offset by depreciation and amortization of $210,000, decrease in accounts receivable of $109,000, and increases in accrued interest payable of $152,000 and accrued liabilities of $561,000. Net cash used in operating activities was $143,000 for the year ended December 31, 2011, which was primarily the result of a net loss of ($2,278,000) for the year ended December 31, 2011 partially offset by non-cash charges for Common Stock, Warrants and Options of $1,097,000 and Depreciation and Amortization of $159,000, and increases in accounts payable of $244,000, accrued interest payable of $115,000 and accrued liabilities of $566,000.

Cash used by investing activities was $6,600 for the year ended December 31, 2012 which was the result of the purchase of assets. Cash used in investing activities was $1,500 for the year ended December 31, 2011 which was also due to the purchase of assets.

Cash provided by financing activities was $420,000 for the year ended December 31, 2012 from the proceeds from the sale of common stock of $100,000 and related party notes and advances of $320,000 compared to cash provided by financing activities of $395,000 for the year ended December 31, 2011 from the proceeds from the sale of common stock of $175,000 and related party notes and advances of $220,000.

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

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. During 2012, investment capital has provided $420,000 for working capital from the proceeds from sales of common stock, loans and other advances. For the year ended December 31, 2011, cash provided by financing activities was $395,000 also from the proceeds from sales of common stock, loans and other advances made to the Company.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues we will require additional investment to satisfy our contemplated cash requirements for the next 12 months. No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated. This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy. Management expects that sales should show increases late in 2013. No assurances can be made that we will be able to obtain required financial on terms acceptable to us or at all. Our contemplated cash requirements beyond 2013 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of December 31, 2012, such loans and advances from related parties total $1,840,000. While one of such notes is currently due, the other loans mature from 2013 through 2014 or are due on demand. Although the Company does not expect any of such lenders to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This presents a significant risk to the Company in that in the event any of such lenders demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

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

Also included in inventory were five large Hammonds EnerBurn doser systems amounting to $28,000, which have been returned to Hammonds during the first quarter of 2011 in exchange for more useful equipment. Also included in inventory is a PEx unit amounting to $39,000. This PEx unit has subsequently been reclassified as a test unit, which is a Capital Asset and has been moved to Fixed Assets. It will be written off over the two year life of the test. The Company’s remaining makeup of its inventory was split on approximately a 58/41 basis between raw materials and finished goods at December 31, 2012.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed and the account is deemed uncollectible. Management has provided an allowance for doubtful accounts of $9,863 as of December 31, 2012. There was no allowance for doubtful accounts considered necessary at December 31, 2011.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 is intended to result in convergence between GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The adoption of the provisions of ASU 2011-04 did not have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income" ("ASU No. 2011-05"), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income" ("ASU No. 2011-12"), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The Company adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 for the year ended December 31, 2012; such adoption did not have a material impact on the Company's financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test as described in ASC 350, Intangibles-Goodwill and Other . The ASU defines the more-likely-than-not threshold as having a likelihood of more than 50%. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted the provisions of ASU No. 2011-08 for the year ended December 31, 2012; such adoption did not have a material impact on the Company's financial position or results of operations.

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

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.        Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Name	Age	Present Position and Offices	Has Served as Director Since

Dwaine Reese	70	Chairman of the Board, Chief Executive Officer and Director	January 2003

Gary B. Aman	65	President and Director	March 2005

Jack D. Cowles	52	Director	March 2005

Thomas F. Donino	51	Director	December 2005

Richard B. Dicks	65	Chief Financial Officer	-

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

Based solely on the Company’s review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the year ended December 31, 2012, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

Item 11.         Executive Compensation.

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2012 and December 31, 2011, of those persons who were, (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total

Dwaine Reese,	2012	$250,000	$0	$0	$0		$0	$0	$0	$250,000
Chairman of the Board and Chief Executive Officer	2011	$250,000	$0	$0	$159,737	(1)	0	0	$0	$409,737

Gary B. Aman,	2012	$200,000	$0	$0	$0		$0	$0	$0	$200,000
President	2011	$200,000	$0	$0	$199,670	(1)	$0	$0	$0	$399,670
___________
(1)
Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC 718 in connection with options and warrants granted as compensation. Does not include information with respect to warrants granted to Mr. Aman as and for additional consideration for previous loans made to the Company.

Equity Awards

The following table provides certain information concerning equity awards held by the named executive officers as of December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
Name	No. of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested(#)

Dwaine Reese	250,000(1) 83,334 25,000 25,000	-0- -0- -0- -0-	$0.60 $0.60 $0.55 $0.80	8/9/2016 8/9/2016 7/21/2014 1/15/2013	-0- -0- -0- -0-	-0- -0- -0- -0-

Gary Aman	250,000(1) 66,667 200,000	-0- -0- -0-	$0.60 $0.60 $1.00	8/9/2016 8/9/2016 3/27/2014	-0- -0- -0-	-0- -0- -0-

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

Other Options, Warrants or Rights

We have no other outstanding options or rights to purchase any of our securities.  However, as of December 31, 2012, we do have outstanding warrants to purchase up to 4,256,714.5 shares of our common stock.  In addition, we do have outstanding convertible notes which are convertible into shares of our common stock under certain conditions.

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

As of December 31, 2012, none of our other officers and key employees are bound by employment agreements.

We do not have any termination or change in control arrangements with any of our named executive officers.

Compensation of Directors

At the present time, directors receive no cash compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings.

The following table provides certain summary information concerning the compensation paid to the Company’s non-employee directors during fiscal 2012 for their services as such.  All compensation paid to Mr. Reese and Mr. Aman is set forth in the Summary Compensation table above.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards (S)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jack D. Cowles	$0	-0-	$0	$0	$0
Thomas F. Donino	$0	-0-	$0	$0	$0

Indebtedness of Management

No member of management was indebted to the Company during its last fiscal year.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2012, certain information with regard to the record and beneficial ownership of the Company’s Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company’s Common Stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other executive officers, if any, of the Company whose total compensation was in excess of $100,000 (the “named executive officers”), and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)

Dwaine Reese	3,948,334	(2)	16.70%
BATL Bioenergy LLC	3,960,000	(3)	16.00%
Thomas F. Donino	7,751,889	(4)	30.00%
Gary B. Aman	1,286,667	(5)	5.40%
Jack D. Cowles	648,550	(6)	2.80%
Richard B. Dicks	178,400	(7)

All Executive Officers and
Directors as a Group (5 persons)	13,813,840		51.40%
______________________________
*	Less than 1%.

(1)	Based upon 23,224,516 shares of common stock outstanding as of December 31, 2012.

(2)
Consists of 3,565,000 shares held by Mr. Reese, 133,334 shares underlying options granted to him and 250,000 shares underlying warrants held by Mr. Reese.  The address for Mr. Reese is 10701 Corporate Drive, Suite 150, Stafford, Texas.

(3)
Consists of 2,450,000 shares held by BATL Bioenergy LLC (“BATL”) and 1,510,000 shares underlying warrants held by BATL. This information is based solely upon information reported in filings made to the SEC on behalf of BATL. The address for BATL is 7 Lakeside Drive, Rye, New York.

(4)
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

(5)
Consists of 670,000 shares held by Mr. Aman, 266,667 shares underlying options granted to him and 350,000 shares underlying warrants held by Mr. Aman. The address for Mr. Aman is 10701 Corporate Drive, Suite 150, Stafford, Texas.

(6)	Consists of 398,550 shares held by Mr. Cowles and 250,000 shares underlying warrants held by him. The address for Mr. Cowles is 30 Lansdowne Drive, Larchmont, New York.

(7)	Consists of 78,400 shares underlying options and 100,000 shares underlying warrants held by him. The address for Mr. Dicks is 10701 Corporate Drive, Suite 150, Stafford, Texas.

Item 13.         Certain Relationships and Related Transactions, and Director Independence.

On July 7, 2009, the Company entered into a $100,000 unsecured promissory note with Gary B. Aman, the Company’s President and a director, due on demand. Interest is payable at 12% per annum.

On December 11, 2009, the Company entered into a $50,000 note with Thomas Donino, a director. Interest is 5% per annum. The principal balance of the note is due on the earlier of December 11, 2012, or upon completion by the Company of equity financing in excess of $1.0 million in gross proceeds. Interest on the loan is payable on the maturity date at the rate of 5% per annum. This note is now overdue for payment.

On June 1, 2010, the Company entered into a $50,000 convertible promissory note with Mr. Donino which shall be due and payable on June 1, 2013 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock. The assignment of the conversion feature of the note resulted in a loan discount being recorded. The discount amount of $36,207 is being amortized over the original thirty-six month term of the debt as additional interest expense. Amortization for this loan was $12,069 and $7,000 for the years ended December 31, 2012 and 2011.

On June 1, 2010, the Company entered into a $300,000 convertible promissory note with Mr. Donino which shall be due and payable on June 1, 2013 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock.

On July 20, 2010, the Company entered into $400,000 of convertible promissory notes with Mr. Donino and his affiliates which shall be due and payable on July 20, 2013 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock.

On December 10, 2010, the Company entered into $150,000 of convertible promissory notes with Mr. Donino and his affiliates which shall be due and payable on December 10, 2013 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock.

On October 20, 2011, the Company entered into a $70,000 convertible promissory note with Mr. Donino which shall be due and payable on October 20, 2014 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock.

In addition, during 2010, 2011 and 2012 Mr. Donino and his affiliates advanced the Company $150,000, $150,000 and $320,000 respectively. Such advances are due on demand and bear interest at 5%, 8% and 8% per annum respectively, and may be converted at any time into shares of common stock.

During the first quarter of 2013, Mr. Donino purchased in a private placement offering of the Company 285,700 units at $0.70 per unit or $200,000 cash in the aggregate with each unit consisting of two shares of common stock of the Company.

Other than the foregoing, since January 1, 2012, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

Item 14.         Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2012 and December 31, 2011:

Fee Category	2012 Fees	2011 Fees

Audit Fees	$37,079	$38,525
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$37,079	$38,525

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

(3)           Exhibits

Incorporated by Reference to

2.1	Share Exchange Agreement	Exhibit 2.1 (1)
2.2	Plan of Merger	Exhibit 2.2 (2)
2.3	Article of Merger (Delaware)	Exhibit 2.3 (2)
2.4	Articles of Merger (Washington)	Exhibit 2.4 (2)
3.1	Articles of Incorporation (July 8, 2003 filing date)	Exhibit 3.1 (2)
3.2	Bylaws	Exhibit 3.2 (2)
4.1	Specimen of Common Stock Certificate	Exhibit 4.1 (2)
4.2	Registrant’s 2003 Stock Option Plan	Exhibit 4.1 (3)
4.3	Registrant’s 2005 Stock Compensation Plan	Exhibit 99.1 (4)
4.4	Form of Common Stock Purchase Warrant granted to various persons at various times from August 2003 to date	Exhibit 4.4 (5)
4.5	Registration Rights Agreement dated December 8, 2005 between the Company and BATL Bioenergy LLC	Exhibit 4.1 (6)
4.6	Warrant to purchase 1,000,000 shares issued to BATL Bioenergy LLC	Exhibit 4.2 (6)
10.1	Office Lease dated February 1, 2001	Exhibit 10.23 (2)
10.2	Office Lease Amendment dated March 31, 2003	Exhibit 10.24 (2)
10.3	Second Amendment to Lease Agreement	Exhibit 10.4 (7)
10.4	Third Amendment to Lease Agreement	Exhibit 10.5 (7)
10.5	Fourth Amendment to Lease Agreement	Exhibit 10.5 (11)
10.6	Fifth Amendment to Lease Agreement	Exhibit 10.5 (12)
10.7	Securities Purchase Agreement dated December 8, 2005 between the Company and BATL Bioenergy LLC	Exhibit 10.2 (6)
10.8	Asset Purchase Agreement dated as of July 13, 2006	Exhibit 2.1 (8)
10.9	Exclusive Reseller and Market Development Alliance With Custom Fuel Services, Inc.	Exhibit 10.10 (9)
10.10	Employment Agreement with Gary B. Aman dated March 27, 2009	Exhibit 99.1 (10)
10.11	Investment Agreement dated as of July 15, 2011 by and between the Company and Kodiak Capital Group, LLC	Exhibit 10.1 (13)
10.12	Registration Rights Agreement dated as of July 15, 2011 by and between the Company and Kodiak Capital Group, LLC	Exhibit 10.2 (13)
21.1	Subsidiaries of the Registrant	Exhibit 21.1 (7)
23.1	Consent of Philip Vogel & Co. PC	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*
101**	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements	*

*	Filed herewith.

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

ENERTECK CORPORATION
(Registrant)

Dated: April 15, 2013	By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dwaine Reese	Chief Executive Officer,	04/15/2013
Dwaine Reese	Chairman of the Board and Director
(Principal Executive Officer)

/s/ Richard B. Dicks	Chief Financial Officer	04/15/2013
Richard B. Dicks	(Principal Financial Officer)

/s/ Gary B. Aman	President and Director	04/15/2013
Gary B. Aman

/s/ Jack D. Cowles	Director	04/15/2013
Jack D. Cowles

/s/ Thomas F. Donino	Director	04/15/2013
Thomas F. Donino

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
EnerTeck Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of EnerTeck Corporation and subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows for each of the years in the two-year period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnerTeck Corporation and subsidiary as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Philip Vogel & Co. PC
PHILIP VOGEL & CO. PC

Certified Public Accountants

Dallas, Texas

April 12, 2013

.ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 2012 and 2011

ASSETS	2012	2011
Current assets
Cash	$24,324	$373,729
Inventory	306,596	281,596
Receivables - trade	91,134	200,074
Prepaid Expenses	11,250	11,250
Total current assets	433,304	866,649

Intellectual Property	150,000	150,000
Property and equipment, net of accumulated depreciation of $308,379 and $355,052 respectively	55,377	57,910

Total assets	$638,681	$1,074,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$238,863	$436,748
Stockholder advances and notes	1,627,981	450,000
Accrued liabilities	2,308,462	1,592,045
Total current liabilities	4,175,306	2,478,793

Long Term Liabilities
Stockholder advances and notes	70,000	765,996
Deferred lease liability	7,119	10,574
Total Long Term Liabilities	77,119	776,570

Stockholders’ Equity
Preferred stock, $.001 par value, 100,000,000 shares authorized, none issued
Common stock, $.001 par value, 100,000,000 shares authorized, 23,224,517 and 22,419,683 shares issued and outstanding, respectively	23,225	22,420
Common stock subscribed, 75,000 and 350,000 Shares, respectively	37,500	175,000
Additional paid-in	24,433,521	24,118,226
Accumulated deficit	(28,107,990)	(26,496,450)
Total stockholders’ equity (deficit)	(3,613,744)	(2,180,804)

Total liabilities and stockholders’ equity	$638,681	$1,074,559

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2012 and 2011

	2012	2011

Product Sales	$125,608	$113,056
Cost of goods sold	42,101	30,646
Gross profit	83,507	82,410
Costs and expenses:
General and Administrative Expenses:
Wages	721,298	712,238
Non-cash compensation	0	1,096,918
Depreciation and Amortization	47,742	33,304
Other Selling, General and Administrative Expenses	612,502	424,188
Total Expenses	1,381,542	2,266,648
Operating loss	(1,298,035)	(2,184,238)

Other income (expense)
Interest Income	15	17
Other Income	427	150,220
Interest expense	(313,947)	(244,975)
Net Income (loss)	$(1,611,540)	$(2,278,976)

Net loss per share:
Basic and diluted	$(0.07)	$(0.10)
Weighted average shares outstanding:
Basic and diluted	23,080,841	22,518,918

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2012 and 2011

				Additional
	Common Stock		Common Stock	Paid-in	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total

Balances, December 31, 2010	21,982,616	$21,983	$0	$22,544,644	$(24,217,474)	$(1,650,847)

Debt Conversion	377,067	$377		$66,894		$67,270
Debt Discount				$379,830		$379,830
Issuance of Options				$107,823		$107,823
Issuance of Warrants				$989,095		$989,095
Common stock subscribed			$175,000			$175,000
Sale of Stock	60,000	$60		$29,940		$30,000
Current Loss 1/01 – 12/31/2011					$(2,278,976)	$(2,278,976)
Balances, December 31, 2011	22,419,683	$22,420	$175,000	$24,118,226	$(26,496,450)	$(2,180,804)

Common stock issued, subscribed in prior year	275,000	275	(137,500)	137,225		$0
Sale of Stock	333,334	333		99,667		$100,000
Stock issued for services	196,500	197		78,403		$78,600
Current Loss 1/01 – 12/31/2012					$(1,611,540)	$(1,611,540)
Balances, December 31, 2012	23,224,517	$23,225	$37,500	$24,433,521	$(28,107,990)	$(3,613,744)

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012 and 2011

	2012	2011
Net (loss)	$(1,611,540)	$(2,278,976)
Adjustments to reconcile net loss to cash used inoperating activities:
Depreciation and Amortization	209,727	159,373
Common stock warrants and options issued for services	78,403	1,096,918
Changes in operating assets and liabilities:
Accounts receivable	108,940	34,719
Inventory	(63,607)	(81,936)
Prepaid expenses	0	320
Accounts payable	(197,885)	244,948
Accrued Interest payable	151,882	115,005
Accrued Liabilities	561,080	566,332
NET CASH USED IN OPERATING ACTIVITIES	$(763,000)	$(143,297)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	$(6,602)	$(1,500)
Employee advances	0	0
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(6,602)	$(1,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock subscriptions	$0	$175,000
Proceeds from sales of common stock	100,197	0
Related party note payable and advances	320,000	220,000
Repayments of note payable
CASH PROVIDED BY FINANCING ACTIVITIES	$420,197	$395,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(349,405)	$250,203
Cash and cash equivalents, beginning of year	373,729	123,526
Cash and cash equivalents, end of year	$24,324	$373,729
Cash paid for:
Income tax	$0	$0
Interest	$0	$0
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

During 2011, EnerTeck acquired a 40% membership interest in EnerTeck Environmental, LLC (Environmental).  Environmental was formed for the purpose of marketing and selling diesel fuel emission reduction technology with the creators of such specific technology.  Environmental is working with Ingram Barge and is in the process of testing the prototype of the patent pending PEx technology for marine diesel engines.   It is projected that this testing will be completed during the second quarter of 2013 and which time Enerteck will be moving forward on the obtaining of California Air Resources Board approval for sale of this equipment in California and eventually throughout the United States.

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

Inventory

Inventory primarily consists of market ready EnerBurn plus raw materials required to manufacture the products. Inventory has been valued at the lower of cost or market, using the average cost method.  Subsequent to the end of the third quarter closing on October 3, 2011, there was a major fire at the Waxahachie, Texas facilities of our then primary chemical blending agent, Magna Blend.  While our products and raw materials were not directly the cause of the fire, all of our raw materials for the production of our principal product, EnerBurn, and our entire finished goods inventory of EnerBurn were lost. We were subsequently paid by Magna Blend all costs related to the replacement of our raw materials and finished goods inventory and have been made whole on this loss. Included in other income in our statement of operations for the year ended December 31, 2011, are net gains of approximately $170,000 relating to compensation for the lost inventory.  Replacement raw materials were ordered, and in December 2011 we were back in full production at ChemJet Chemical Specialties and Services, a new vendor facility located in Conroe, Texas.   Arrangements have been made with the new blending agent, Chemjet, to take over production.

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

Included in inventory at December 31, 2010, were three large Hammonds EnerBurn doser systems amounting to $57,000 which were projected to be transferred to marine customers during 2010, but in 2011 were traded for injection units which are more universally adaptable to other customers.  Included in inventory at December 31, 2011, are various injector units and R & D Equipment amounting to $66,000.  Testing of our newly developed Marine PEX beta unit with a cost of $38,606, which was included in inventory at December 31, 2011, was originally scheduled to occur prior to the end of the second quarter of 2012.   This was delayed due to monitoring equipment requirements requested by the California Air Resources Board regulations and are now scheduled for the late first quarter of 2013.  Based on the outcome of testing, it is fully expected that the company will be able to expand its marketing efforts to the environmental equipment market in a significant way.  This beta unit was transferred to property and equipment during 2012 to reflect its changed use to testing equipment and not held for sale.  Also, during 2012, the Company acquired additional injector system components amounting to approximately $50,000.

Finished product amounted to approximately $94,700 and $47,300 at December 31, 2012 and 2011, respectively.  Raw materials amounted to approximately $134,700 and $168,600 at December 31, 2012 and 2011, respectively. The remaining inventory comprises injector system components.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts.  The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed and the account is deemed uncollectible.  Management has provided an allowance for doubtful accounts of $9,863 as of December 31, 2012.  There was no allowance for doubtful accounts considered necessary at December 31, 2011.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided for on the straight-line or accelerated method over the estimated useful lives of the assets.  The average lives range from five (5) to ten (10) years.  Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Betterments or renewals are capitalized when incurred.  Depreciation expense totaled $47,742 and $33,304 for the years ended December 31, 2012 and 2011, respectively.

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

As a result of a review by management of its intangible asset and policies related thereto as of December 31, 2010, it was determined that a further impairment was required to be recorded.  This impairment served to reduce its intellectual property to an amount which management believes represents its fair value.  This value would be considered a level 3 measurement under FASB ASC 820, Fair Value Measurements and Disclosures, since it is based on significant unobservable inputs.  The Company will re-assess the value of this asset in future periods and make adjustments as considered necessary, rather than record additional amortization.   No adjustment was considered necessary during the years ended December 31, 2011 or 2012.

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

The current and deferred tax provisions in the financial statements include consideration of uncertain tax positions in accordance with FASB ASC 740, Income Taxes. Management believes there are no significant uncertain tax positions, so no adjustments have been reported from adoption of FASB ASC 740. The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The Company is no longer subject to income tax examinations by the Internal Revenue Service for years prior to 2009. For state tax jurisdictions, the Company is no longer subject to income tax examinations for years prior to 2008.

Income (Loss) Per Common Share

The basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding.

During the year ended December 31, 2011, EnerTeck entered into stock sales agreements with investors who contributed $175,000 in cash to the Company for 350,000 shares of common stock. The shares had not been issued as of December 31, 2011 but retained the rights associated with the respective class of stock. Accordingly, these shares were considered common stock equivalents for purposes of computing basic earnings per share. 275,000 of these shares were issued during 2012.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 is intended to result in convergence between GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Early application was not permitted. The adoption of the provisions of ASU 2011-04 did not have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income" ("ASU No. 2011-05"), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income" ("ASU No. 2011-12"), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The Company adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 for the year ended December 31, 2012; such adoption did not have a material impact on the Company's financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test as described in ASC 350, Intangibles-Goodwill and Other . The ASU defines the more-likely-than-not threshold as having a likelihood of more than 50%. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted. The Company adopted the provisions of ASU No. 2011-08 for the year ended December 31, 2012; such adoption did not have a material impact on the Company's financial position or results of operations.

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

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2012 and 2011 property and equipment consisted of the following:

	Useful Lives	2012 Amount	2011 Amount
Furniture and fixtures	5-7	$62,022	$60,727
Equipment	5-7	301,734	352,235
Less: Accumulated Depreciation		(308,379)	(355,052)

Net Property and Equipment		$55,377	$57,910

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

NOTE 4 - INCOME TAXES

EnerTeck has incurred net losses since the merger with Gold Bond and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative operating loss carry-forward is approximately $16,054,000 at December 31, 2012, and expire beginning in 2025.

Deferred income taxes consist of the following at December 31, 2012 and 2011:

	2012	2011

Assets:
Net operating loss carryforwards	$5,489,000	$5,060,000
Other asset differences	199,000	233,000
Deferred compensation costs	1,238,000	995,000
Valuation allowance	(6,926,000)	(6,281,000)
	$0	$7,000
Liabilities:
Amortization differences	$0	$0
Depreciation differences	0	(7,000)
	$0	$(7,000)

The change in the valuation allowance for the years ended December 31, 2012 and 2011, was $645,000 and $482,500, respectively.

NOTE 5 - STOCKHOLDERS' EQUITY

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

NOTE 6 - STOCK WARRANTS AND OPTIONS

Stock Warrants

During the second quarter of 2011, the Board of Directors granted 1,000,000 and 100,000 warrants with values of $399,822 and $39,982, respectfully, as non-cash compensation to Mr. Thomas Donino and to Mr. Richard Dicks. These warrants were issued to replace the same number of warrants which expired in the fourth quarter of 2010. These warrants have an exercise price of $0.60 per share and will expire in May 2016. An additional 950,000 warrants with the same exercise price and a value of $379,830 were also issued in the second quarter of 2011 to certain lenders as and for additional consideration for their loans to the Company which were made in 2010. These warrants were fully vested when issued.

During the third quarter of 2011, the Company granted 540,000 warrants to a director and his designee, 30,000 of which were issued in replacement of 30,000 warrants which expired in the second quarter of 2011 and 510,000 of which were issued in replacement of 510,000 warrants exercisable at $2.00 per share which were to expire in October 2012 and have been cancelled. All of the new warrants have an exercise price of $0.60 per share. An additional 250,000 warrants with the same exercise price were issued during the third quarter of 2011 to such director and another officer/director of the Company as and for additional consideration for previous loans to the Company. Also, during the third quarter of 2011, three of the four directors of the Company were each granted 250,000 warrants for services rendered which warrants are exercisable at $0.60 per share. All of the warrants have a term of five years and were fully vested when issued. Non-cash compensation recognized for these issuances totaled $549,291for the year ended December 31, 2011.

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

Other than the foregoing, there were no other warrants granted or exercised for the years ended December 31, 2012 and 2011. A total of zero and 540,000 warrants expired for the years ended December 31, 2012 and 2011, respectively. A total of 166,667 and 3,690,000 warrants were issued during the years ended December 31, 2012 and December 31, 2011, respectively.

Warrants outstanding and exercisable as of December 31, 2012:

Exercise Price	Number of Warrants	Weighted Average Remaining Life	Exercisable Number of Shares
$1.20	400,047.5	0.75	400,047.5
$0.60	3,590,000	3.6	3,590,000
$0.75	100,000	3.7	100,000
$0.50	166,667	4.1	166,667
	4,256,714.5		4,256,714.5

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

The fair value of options at the date of grant was $107,823 and was recognized as non-cash compensation for the year ended December 31, 2011, as estimated using the Black-Scholes Model with the following weighted average assumptions for fiscal year 2011:

	2012	2011

Expected dividend yield	N/A	N/A
Expected term	N/A	5.0 yrs
Expected volatility	N/A	281%
Risk-free interest rate	N/A	.9%

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

Information regarding activity for stock options under our plan is as follows:

	2012		2011
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price

Outstanding at beginning of year	553,401	$.87	328,400	$.87
Options granted	0	0	225,001	$.60
Options exercised	0	0	0	0
Options forfeited/expired	0	0	0	0

Outstanding at end of year	553,401	$.76	553,401	$.76

Options exercisable at end of year	553,401	553,401
Non-vested options at end of year	0	0
Weighted-average
Remaining contractual term – all options	2.7 yrs	3.7 yrs
Weighted-average
Remaining contractual term – vested options	2.7 yrs	3.7 yrs
Fair value of options vested during the year	$0	$107,823
Aggregate intrinsic value	$0	$0

NOTE 7 - NOTE PAYABLE

The Company had a note payable in connection with its acquisition of intellectual property.  The note required four annual payments of $500,000 plus interest at 4% compounded on a monthly basis, starting July 2007.  The note was secured by the intellectual property. All payments were made prior to January 1, 2011.

NOTE 8 – RELATED PARTY NOTES AND ADVANCES

On July 7, 2009, the Company entered into a $100,000 unsecured promissory note with an officer, due on demand.  Interest is payable at 12% per annum.  Also, on December 11, 2009, the Company entered into a $50,000 note with a shareholder/director. Interest is 5% per annum.  The principal balance of the note is due on the earlier of December 11, 2012, or upon completion by the Company of equity financing in excess of $1.0 million in gross proceeds.  Interest on the loan is payable on the maturity date at the rate of 5% per annum.  This note is now overdue for payment.

On June 1, 2010, the Company entered into a $50,000 convertible promissory note with a shareholder/director which shall be due and payable on June 1, 2013 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock.  The assignment of the conversion feature of the note resulted in a loan discount being recorded. The discount amount of $36,207 is being amortized over the original thirty-six month term of the debt as additional interest expense. Amortization for this loan was $12,069 and $12,069 for the years ended December 31, 2012 and 2011.

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

On July 20, 2010, the Company entered into $300,000 of convertible promissory notes with shareholders/director which shall be due and payable on July 20, 2013 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock.

On December 10, 2010, the Company entered into $150,000 of convertible promissory notes with shareholders/director which shall be due and payable on December 10, 2013 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock.

On October 20, 2011, the Company entered into a $70,000 convertible promissory note with a shareholder/director which shall be due and payable on October 20, 2014 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock.

During 2010, 2011 and 2012 such shareholder/director advanced the Company $150,000, $150,000 and $320,000 respectively.  Such advances are due on demand and bear interest at 5%, 8% and 8% per annum respectively, and may be converted at any time into shares of common stock.  The following represents the stated maturities of these notes:

Year ending December 31

2013	$1, 770,000
2014	70,000

Total	$1,840,000
Less current portion	1,770,000

Noncurrent portion	$70,000

Current portion from above	$1,770,000

Less unamortized discount	142,019

Net current portion	$1,627,981

Discounts representing additional interest expense have been recorded on the issuance of warrants related to certain notes. Such discounts are being amortized over the terms of the respective notes on a straight-line basis and are netted with those notes for purposes of balance sheet presentation. Interest expense resulting from the amortization of discounts amounted to approximately $162,000 and $126,000, for the years ended December 31, 2012 and 2011, respectively. Amortization of discounts is expected to be $142,018 for 2013.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

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

December 31,	Amount

2013	$50,811
2014	34,478

Total	$85,289

This lease provides for a rent-free period as well as increasing rental payments.  In accordance with generally accepted accounting principles, rent expense for financial statement purposes is being recognized on a straight-line basis over the lease term.  A deferred lease liability arises from the timing difference in the recognition of rent expense and the actual payment of rent.

Rent expense for the years ended December 31, 2012 and December 31, 2011 totaled $47,464 and $49,368, respectively.   The current lease was recently negotiated for a renewal for an additional three years and expires August 31, 2014.  The company has an option to renew for an additional two years at that time.

Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the years ended December 31, 2012 and 2011, the Company incurred recurring net losses of $1,611,000 and $2,279,000, respectively.  In addition, at December 31, 2012, the Company has an accumulated deficit of $28,108,000.  Further, notes totaling $1,770,000 are either past due or will become due and payable in 2013.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.   The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing or refinance existing debt and to generate revenues and cash flow to meet its obligations on a timely basis.  Management believes that sales revenues for 2012 and 2011 were considerably less than earlier anticipated primarily due to circumstances which have been corrected or are in the process of being corrected.   Management expects that marine, railroad and trucking sales should show significant increases in 2013 over what has been generated in the past, as a result of the successful outcome of long term client demonstrations from several extremely large new clients that took place during 2012 and are taking place during 2013.

The Company has been able to generate working capital in the past through private placements and issuing promissory notes and believes that these avenues will remain available to the Company if additional financing is necessary.   Management also believes it will be able to modify the terms of its current debt should the need arise.  No assurance can be made that any of these efforts will be successful.

NOTE 11 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject EnerTeck to concentration of credit risk are accounts receivable. Currently all Accounts Receivable are considered collectible.  EnerTeck performs ongoing credit evaluations as to the financial condition of its customers.  Generally, no collateral is required.

EnerTeck at times has cash in bank in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  At December 31, 2012, EnerTeck had $53,000 in cash which is not insured.

NOTE 12 – SUBSEQUENT EVENTS

During the first quarter of 2013, the Company agreed to issue 57,142 shares of common stock for prior legal services rendered in the amount of $20,000.

During the first quarter of 2013, the Company sold to three accredited investors in a private placement offering 571,414 units at $0.70 per unit or $400,000 cash in the aggregate with each unit consisting of two shares of common stock of the Company.