Form 10-Q
period 2013-03-31
ENERTECK CORP
filed 2013-05-15
CIK 1128353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 24,424,486 outstanding as of May 10, 2013.

ENERTECK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ENERTECK CORPORATION

Index to Financial Information
Period Ended March 31, 2013

Page

Consolidated Financial Statements (Unaudited):

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	March 31, 2013	Dec. 31, 2012
ASSETS

Current assets
Cash	$21,442	$24,324
Inventory	298,098	306,596
Receivables – Trade	117,786	91,134
Prepaid Expenses	59,380	11,250
Total current assets	$496,706	$433,304

Intellectual Property	$150,000	150,000

Property and equipment, net of accumulated depreciation of $317,191 and $308,379, respectively	48,128	55,377
Total assets	$694,834	$638,681

LIAB. AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$105,846	$238,863
Shareholder advances and notes	1,918,501	1,627,981
Accrued liabilities	2,393,695	2,308,306
Total current liabilities	$4,418,042	$4,175,306

Long Term Liabilities
Stockholder advances and notes	70,000	$70,000
Deferred Lease Liability	$6,255	$7,119
Total Long Term Liabilities	$76,255	$77,119

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
Common stock, $.001 par value, 100,000,000 shares authorized, 23,710,231 and 23,224,516 shares issued and outstanding, respectively	23,710	23,225
Common stock subscribed, 75,000 shares	37,500	37,500
Additional paid-in capital	24,603,035	24,433,521
Accumulated deficit	(28,463,708)	(28,107,990)
Total stockholders’ equity (deficit)	(3,799,463)	(3,613,744)

Total liabilities and stockholders’ equity	$694,834	$638,681

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2013 and 2012
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Revenues	$83,025	$0
Cost of goods sold	14,171	0
Gross profit	$68,854	$0

General and Administrative Expenses:
Wages	$203,989	$183,466
Depreciation	8,812	5,756
Other Selling, Gen. & Admin. Exp.	127,096	75,928
Total Expenses	$339,897	$265,150

Operating loss	$(271,043)	$(265,150)

Interest Income	1	7
Other expense	(7)	(2,500)
Interest expense	(84,669)	(74,520)
Net Income (loss)	$(355,718)	$(342,163)

Net loss per share: basic and diluted	$(0.02)	$(0.02)
Weighted average shares outstanding:
Basic and diluted	23,514,119	22,787,998

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2013 and 2012 (Unaudited)

	March 31,	March 31,
	2013	2012

Net (loss)	$(355,718)	$(342,163)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	49,332	46,184

Changes in operating assets and liabilities:
Accounts receivable	(26,652)	13,424
Inventory	8,498	0
Prepaid expenses and other	(48,130)	(34,549)
Accounts payable	(113,018)	(258,788)
Accrued interest payable	43,149	34,093
Accrued Liabilities	41,220	113,704
NET CASH USED IN OPERATING ACTIVITIES	$(401,319)	$(428,095)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,563)	$0
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(1,563)	$0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Sale of Common Stock	$150,000	100,000
Proceeds of Stockholder Notes Payable and Advances	250,000	0
CASH PROVIDED BY FINANCING ACTIVITIES	$400,000	$100,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(2,882)	$(328,095)
Cash and cash equivalents, beginning of Quarter	24,324	373,729
Cash and cash equivalents, end of Quarter	$21,442	$45,634
Cash paid for:
Income tax	$0	$0
Interest	$0	$0

ENERTECK CORPORATION and SUBSIDIARY,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying Unaudited interim consolidated financial statements of EnerTeck Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in EnerTeck’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2012 as reported in the Form 10-K have been omitted.

NOTE 2 – INCOME (LOSS) PER COMMON SHARE

The basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding.

During the year ended December 31, 2011, EnerTeck entered into stock sales agreements with investors who contributed $175,000 in cash to the Company for 350,000 shares of common stock. The shares had not been issued as of December 31, 2011 but retain the rights associated with the respective class of stock. Accordingly, these shares are considered common stock equivalents for purposes of computing basic earnings per share. 275,000 of these shares have been issued as of March 31, 2013.

Diluted net income (loss) per common share is computed by dividing the net income applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2013 and 2012, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

NOTE 4 – STOCKHOLDERS' EQUITY

During the first quarter of 2011, the Company received an advance of $125,000 in gross proceeds for 250,000 shares of common stock at $.50 per share from three investors in a private placement offering to accredited investors only. Such shares were not issued during 2011. This amount has been reported as common stock subscribed in the balance sheet at December 31, 2011 pending completion of the subscription agreements and/or issuance of the shares. During the first quarter of 2012, the Company issued 175,000 shares to two of such investors in connection with gross proceeds of $87,500. Pending completion of the subscription agreement from the third investor, the balance of 75,000 shares will be issued in connection with the remaining gross proceeds of $37,500.

During the third quarter of 2011, the Company sold to one accredited investor in a private placement offering 100,000 units at $0.50 per unit with each unit consisting of one share of our common stock and one common stock purchase warrant. Each warrant is exercisable into one share of common stock at $0.75 per share. The proceeds received of $50,000 has been reported as common stock subscribed in the balance sheet at December 31, 2011 pending issuance of the shares. During the first quarter of 2012, the Company issued the 100,000 shares in connection therewith.

During the first quarter of 2012, the Company sold to one accredited investor in a private placement offering 166,667 units at $0.60 per unit with each unit consisting of two shares of common stock and one common stock purchase warrant. Each warrant is exercisable into one share of common stock at $0.50 per share.

During the first quarter of 2013, the Company issued 57,142 shares of common stock for prior legal services rendered in the amount of $20,000.

During the first quarter of 2013, the Company sold to three accredited investors in a private placement offering 571,414 units at $0.70 per unit or $400,000 cash in the aggregate with each unit consisting of two shares of common stock of the Company. $250,000 of such proceeds has been recorded as advances from stockholders pending issuance of the respective shares.

NOTE 5 – STOCK WARRANTS AND OPTIONS

Stock Warrants

During the first quarter of 2012, the Company issued to one accredited investor 166,667 warrants in connection with a private placement offering of 166,667 units at $0.60 per unit with each unit consisting of two shares of common stock and one common stock purchase warrant. Each warrant is exercisable into one share of common stock at $0.50 per share. Other than the foregoing, there were no other warrants granted or exercised for the years 2013 and 2012.

Stock Options

In September 2003, shareholders of the Company approved an employee stock option plan (the “2003 Option Plan”) authorizing the issuance of options to purchase up to 1,000,000 shares of common stock. The 2003 Option Plan is intended to give the Company greater ability to attract, retain, and motivate officers, key employees, directors and consultants; and is intended to provide the Company with the ability to provide incentives more directly linked to the success of the Company’s business and increases in shareholder value. No options were issued during the first quarter of 2012 or the first quarter of 2013.

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

During 2010, 2011 and 2012 such shareholder/director advanced the Company $150,000, $150,000 and $320,000 respectively. Such advances are due on demand and bear interest at 5%, 8% and 8% per annum respectively, and may be converted at any time into shares of common stock. The following represents the stated maturities of these notes:

Fiscal Year Ending December 31

2013	$1, 770,000
2014	70,000

Total	$1,840,000
Less current portion	1,770,000

Noncurrent portion	$70,000

Current portion from above	$1,770,000

Less unamortized discount	101,499

Net current portion	$1,668,501

Discounts representing additional interest expense have been recorded on the issuance of warrants related to certain notes. Such discounts are being amortized over the terms of the respective notes on a straight-line basis and are netted with those notes for purposes of balance sheet presentation. Interest expense resulting from the amortization of discounts amounted to approximately $162,000 and $126,000, for the years ended December 31, 2012 and 2011, respectively. Amortization of discounts is expected to be $142,018 for fiscal 2013.

NOTE 7 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2013, the Company incurred net losses of $356,000. In addition, at the quarter ended March 31, 2013 and year ended December 31, 2011, the Company has an accumulated deficit of $28,464,000 and $28,108,000, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 8 – RECENTLY ISSUED AUTHORITATIVE ACCOUNTING GUIDANCE

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

RESULTS OF OPERATIONS

Revenues

We recorded $83,000 sales revenues for the three months and ended March 31, 2013 compared to sales revenues of $0 for the three ended March 31, 2012. The increase in revenues for the first three months of 2013 compared to the prior year period was primarily due to the completion of longer than originally anticipated testing periods with several potential new customers and other logistical problems caused by current levels of staffing. The primary source of revenue since 2011 has been from the sale of EnerBurn to oilfield service, heavy construction and maritime industries. As testing is either underway or completed with several potential new customers and in new areas with existing customers, more sales should occur. It is expected that sales should show significant increases throughout 2013. In this regard, we have been informed by our distributor for Australia that testing has successfully been completed with a new large customer there and that further implementation will start shortly. In addition, G2 Technologies, our new Certified Minority supplier and distributor, has advised us that several of its customers have started or will start using EnerBurn during 2013.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $69,000 or 82.9% for the three month period ended March 31, 2013, compared to $0 or 0% of sales for the three month period ended March 31, 2012. As testing is either underway or completed with several potential new customers and in new areas with existing customers, more sales should occur. As our overall volumes increase, we feel confident that there will be an improvement in the gross profit percentage as our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $14,000 for the three month period ended March 31, 2013, which represented 17.1% of revenues as compared to $0 for the three months ended March 31, 2012. We have owned the EnerBurn technology and associated assets since its purchase in July 2006. Although our actual manufacturing function is performed for us by an unrelated third party under contract to us, we should continue to realize better gross margins through the manufacturing of our product lines, compared to those we achieved in the past when we purchased all of our products from an outside vendor.

Costs and Expenses

Operating expenses were $340,000 for the three months ended March 31, 2013 as compared to $265,000 for the three months ended March 31, 2012, a increase of $75,000 primarily due to a increase in other selling, general and administrative expenses and a small increase in wages. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses. While there has been a substantial increase in costs and expenses in recent years, it is felt that these increases will lead to a considerable increase in earnings potential in 2013 and future years.

Net Loss

We reported a net loss of $356,000 during the three months ended March 31, 2013, as compared to a net loss of $342,000 for the three months ended March 31, 2012. While we had sales in the first three months of 2013 compared to no sales for the prior year period, such revenues were offset by an increase in selling, general and administrative expenses which resulted in our net loss being relatively the same for each period.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2013, we had a working capital deficit of ($3,921,000) and a stockholders’ deficit of ($3,799,000) compared to a working capital deficit of ($3,742,000) and a stockholders’ deficit of ($3,614,000) on December 31, 2012. On March 31, 2013, we had $21,000 in cash, total assets of $695,000 and total liabilities of $4,494,000, compared to $24,000 in cash, total assets of $639,000 and total liabilities of $4,252,000 on December 31, 2012.

Net cash used in operating activities was $401,000 for the three months ended March 31, 2013, which was primarily due to a net loss of ($356,000), plus changes in accounts receivable of ($27,000), inventory of $8,500), prepaid expenses and other of ($48,000) and accounts payable of ($113,000), offset by other non-cash transactions of $75,000, common stock for services of $20,000, along with changes in accrued interest payable of $43,000 and accrued liabilities of $33,000. Net cash used in operating activities was $428,000 for the three months ended March 31, 2012, which was primarily due to a net loss of ($342,000), plus accounts payable of ($259,000), offset by accrued liabilities of $334,000, along with depreciation and amortization of $46,000.

Cash used in investing activities was ($1,563) for the three months ended March 31, 2013 and was zero for three months ended March 31, 2012.

Cash provided by financing activities was $400,000 for the three months ended March 31, 2013 as compared to $100,000 for the three months ended March 31, 2011, in each case due to proceeds from the sale of common stock.

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

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed and the account is deemed uncollectible. Management has provided an allowance for doubtful accounts of $9,863 as of December 31, 2012 and March 31, 2013.

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

Diluted net income (loss) per common share is computed by dividing the net income applicable to common stockholders, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2013 and 2012, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2013, we issued 57,142 shares of our common stock for prior legal services rendered in the amount of $20,000. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the first quarter of 2013, we sold to three accredited investors in a private placement offering 571,414 units at $0.70 per unit with each unit consisting of two shares of our common stock. These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

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

101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

_____________________
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

ENERTECK CORPORATION (Registrant)

Dated: May 14, 2013	By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2013	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)