Form 10-Q
period 2013-06-30
ENERTECK CORP
filed 2013-08-14
CIK 1128353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to ______

Commission file number 0-31981

ENERTECK CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware	47-0929885
(State or other jurisdiction of incorporation or Identification No.)	(I.R.S. Employer organization)

10701 Corporate Drive, Suite 150 Stafford, Texas	77477
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 24,868,770 outstanding as of August 12, 2013.

ENERTECK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ENERTECK CORPORATION

Index to Financial Information
Period Ended June 30, 2013

Page

Consolidated Financial Statements (Unaudited):

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	June 30, 2013	Dec. 31, 2012
ASSETS

Current assets
Cash	$70,210	$24,324
Inventory	346,550	306,596
Receivables – Trade	106,934	91,134
Prepaid Expenses	44,535	11,250
Total current assets	$568,229	$433,304

Intellectual Property	$150,000	150,000

Property and equipment, net of accumulated depreciation of $326,003 and $308,379, respectively	39,316	55,377
Total assets	$757,545	$638,681

LIAB. AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$184,771	$238,863
Shareholder advances and notes	1,883,014	1,627,981
Accrued liabilities	2,514,796	2,308,462
Total current liabilities	$4,582,581	$4,175,306

Long Term Liabilities
Stockholder advances and notes	70,000	$70,000
Deferred Lease Liability	$5,391	$7,119
Total Long Term Liabilities	$75,391	$77,119

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
Common stock, $.001 par value, 100,000,000 shares authorized, 24,511,628 and 23,224,516 shares issued and outstanding, respectively	24,512	23,225
Common stock subscribed, 75,000 shares	37,500	37,500
Additional paid-in capital	24,882,734	24,433,521
Accumulated deficit	(28,845,173)	(28,107,990)
Total stockholders’ equity (deficit)	(3,900,427)	(3,613,744)

Total liabilities and stockholders’ equity	$757,545	$638,681

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$90,561	$73,348	$173,585	$73,348
Cost of goods sold	24,809	31,237	38,980	31,237
Gross profit	$65,752	$42,111	$134,605	$42,111

General and Administrative Expenses:
Wages	$200,794	$182,510	$404,783	$365,976
Non-cash compensation	0	0	0	0
Depreciation	8,812	5,842	17,624	11,598
Other Selling, Gen. & Admin. Exp.	154,210	150,461	281,305	226,388
Total Expenses	$363,816	$338,813	$703,712	$603,962

Operating loss	$(298,064)	$(296,702)	$(569,107)	$(561,851)

Interest Income	$2	$5	$3	$11
Other Income	650	$(3,300)	643	(5,800)
Interest expense	(84,052)	(76,718)	(168,721)	(151,238)
Net Income (loss)	$(381,464)	$(376,715)	$(737,182)	$(718,878)

Net Loss per Share: Basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	24,302,697	23,103,017	23,910,587	22,945,508

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2013 and 2012 (Unaudited)

	June 30,	June 30,
	2013	2012
Net (loss)	$(737,182)	$(718,878)
Adjustments to reconcile net loss to cash used inoperating activities:
Depreciation and amortization	97,657	92,546

Changes in operating assets and liabilities:
Accounts receivable	(15,800)	(17,696)
Inventory	(39,954)	6,684
Prepaid expenses and other	(33,285)	(23,033)
Accounts payable	(34,093)	(249,638)
Accrued Interest Payable	87,689	70,290
Other Accrued Liabilities	116,917	252,964
NET CASH USED IN OPERATING ACTIVITIES	$(558,051)	$(586,761)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(1,563)	$(1,295)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(1,563)	$(1,295)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Sale of Common Stock	$605,500	100,000
Proceeds of Stockholder Notes Payable and Advances	0	125,000
CASH PROVIDED BY FINANCING ACTIVITIES	$605,500	$225,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$45,886	$(363,056)
Cash and cash equivalents, beginning of Quarter	24,324	373,729
Cash and cash equivalents, end of Quarter	$70,210	$10,673
Cash paid for:
Income tax	$0	$0
Interest	$0	$0

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

During the year ended December 31, 2011, EnerTeck entered into stock sales agreements with investors who contributed $175,000 in cash to the Company for 350,000 shares of common stock. The shares had not been issued as of December 31, 2011 but retain the rights associated with the respective class of stock. Accordingly, these shares are considered common stock equivalents for purposes of computing basic earnings per share. 275,000 of these shares have been issued as of June 30, 2013.

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

During the second quarter of 2013, the Company sold to four accredited investors in a private placement offering 293,570 units at $0.70 per unit or $205,500 cash in the aggregate with each unit consisting of two shares of common stock of the Company.  $175,000 of such proceeds has been recorded as advances from stockholders pending completion of subscription agreements and issuance of the shares.

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

Stock Options

In September 2003, shareholders of the Company approved an employee stock option plan (the “2003 Option Plan”) authorizing the issuance of options to purchase up to 1,000,000 shares of common stock. The 2003 Option Plan is intended to give the Company greater ability to attract, retain, and motivate officers, key employees, directors and consultants; and is intended to provide the Company with the ability to provide incentives more directly linked to the success of the Company’s business and increases in shareholder value. No options were issued during 2012 or the first quarter or second quarters of 2013. Subsequent to the end of the second quarter, the board of directors increased the number of shares reserved for issuance under the 2003 Option Plan from 1,000,000 to 1,250,000 and approved the issuance of 474,201 additional employee stock options.

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

On June 1, 2010, the Company entered into $300,000 of convertible promissory notes with a shareholder/director which shall be due and payable on June 1, 2013 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock.  This note is now overdue for payment.

On July 20, 2010, the Company entered into a $200,000 convertible promissory note with a shareholder/director which shall be due and payable on July 20, 2013 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock.   This note is now overdue for payment.

On July 20, 2010, the Company entered into $300,000 of convertible promissory notes with shareholders/director which shall be due and payable on July 20, 2013 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock.  This note is now overdue for payment.

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

During 2010, 2011 and 2012 such shareholder/director advanced the Company $150,000, $150,000 and $320,000 respectively.  Such advances are due on demand and bear interest at 5%, 8% and 8% per annum respectively, and may be converted at any time into shares of common stock.  The following represents the stated maturities of these notes:

Fiscal Year Ending December 31

2013	$1, 770,000
2014	70,000

Total	$1,840,000
Less current portion	1,770,000

Noncurrent portion	$70,000

Current portion from above	$1,770,000

Less unamortized discount	61,986

Net current portion	$1,708,014

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

NOTE 7 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2013, the Company incurred net losses of $737,000. In addition, at the quarter ended June 30, 2013 and year ended December 31, 2012, the Company has an accumulated deficit of $28,845,000 and $28,108,000, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing or refinance existing debt and to generate revenues and cash flow to meet its obligations on a timely basis. Management believes that sales revenues for 2012 and 2011 were considerably less than earlier anticipated primarily due to circumstances which have been corrected or are in the process of being corrected. Management expects that marine, railroad and trucking sales should show significant increases in 2013 over what has been generated in the past, as a result of the successful outcome of long term client demonstrations from several extremely large new clients that took place during 2012 and are taking place during 2013. The completion of three of these demonstrations related to the Company’s principal product EnerBurn and its patent pending Marine PEx unit are anticipated to occur during the third quarter of 2013 and the expected results have the potential to lead to significant new business over the remainder of 2013 and thereafter.

Sales levels have begun to improve and the Company has been able to generate working capital in the past through private placements and issuing promissory notes and believes that these avenues will remain available to the Company if additional financing is necessary. Management also believes it will be able to modify the terms of its current debt should the need arise. No assurance can be made that any of these efforts will be successful.

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

RESULTS OF OPERATIONS

Revenues

We recorded $91,000 sales revenues for the three months and $174,000 for the six months ended June 30, 2013 compared to sales revenues of $73,000 for the three and six months ended June 30, 2012. The increase in revenues for the first six months of 2013 compared to the prior year period was primarily due to increased sales resulting from the completion of testing periods with several new customers. The primary source of revenue since 2011 has been from the sale of EnerBurn to oilfield service, heavy construction and maritime industries. As testing is underway and nearing completion with several potential new customers and in new areas with existing customers, more sales should occur. It is expected that sales should show significant increases throughout the remainder of 2013 and into 2014.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $66,000 or 72.6% of sales for the three month period and $135,000 or 77.5% of sales for the six month period ended June 30, 2013, compared to $42,000 or 57.5% of sales for the three and six month periods ended June 30, 2012.  As our overall volumes increase, we feel confident that there will be continued improvement in the gross profit percentage as our manufacturing proficiency continues to improve for our core products.   As testing has not as yet been completed and the Company has yet to begin commercial production of our patent pending PEx® technology, which will be custom built to meet the needs of each customer application, no prediction can be made with regard to the gross margins for this segment of the business.

Cost of goods sold was $25,000 for the three month period and $39,000 for the six month period ended June 30, 2013, which represented 27.4% and 22.5% of revenues as compared to $31,000 for the three and six month periods ended June 30, 2012.  We have owned the EnerBurn technology and associated assets since its purchase in July 2006.  Although our actual manufacturing function is performed for us by an unrelated third party under contract to us, we should continue to realize better gross margins through the manufacturing of our product lines, compared to those we achieved in the past when we purchased all of our products from an outside vendor.

Costs and Expenses

Operating expenses were $364,000 for the three months and $704,000 for the six months ended June 30, 2013 as compared to $339,000 for the three months and $604,000 for the six months ended June 30, 2012, an increase of $25,000 for the three month period and an increase of $100,000 for the six month period ended June 30, 2013.  Such change for the six months ended June 30, 2013 compared to the prior year period is primarily due to a increase in staffing and wages of approximately $40,000 and an increase in other selling, general and administrative expenses of approximately $40,000.  Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses.  While there has been a substantial increase in costs and expenses in recent years, it is felt that these increases will lead to a considerable increase in earnings potential in 2013 and future years.

Net Loss

We reported a net loss of $381,000 during the three months and $737,000 during the six months ended June 30, 2013, as compared to a net loss of $377,000 for the three months and $719,000 for the six months ended June 30, 2012. While sales improved in the six months ended June 30, 2013 compared to the prior year period, such additional revenues were offset by increases in wages and other selling, general and administrative expenses which resulted in our net loss being relatively the same for each period.

Overall sales while up significantly are still well below the levels necessary to sustain the Company. Net income in the future will be dependent upon our ability to successfully complete testing in our projected new markets and new product lines and to increase revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses. Our gross margin resulting from our manufacturing of our products should help us in our ability to hopefully become profitable in the future.

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

As indicated above, since the first quarter of 2011, we have owned a 40% membership interest in a newly formed entity called EnerTeck Environmental, LLC (“EnerTeck Environmental”), which was formed for the purpose of marketing and selling a diesel fuel emission reduction technology with the creators of such specific technology. EnerTeck Environmental was formed as a joint venture with Indian Nation Technologies, LLC (“Indian Nation”) located in Comanche, Oklahoma for the testing and manufacture of an innovative new type of environmental equipment for the remediation of diesel engine emissions for diesel engines in the marine industry. Indian Nation has filed a patent for this equipment called PEx® (Particle Extraction) and we will hold the exclusive marketing rights for this technology for the various applications within the marine diesel industry. Testing commenced late in the first quarters of 2011 on a towboat located on the Mississippi River. To date the tested engine has logged in more than 20,000 successful hours of operation with no apparent degrading of the effectiveness of the equipment. To comply with regulations of the California Air Quality Control Board (CARB), additional monitoring and warning equipment has been developed and has been mounted on the equipment to supply ongoing emissions information for the crew. As a result of such installation, the PEx® Beta unit is in the process of running an additional 1,000 hours to log ongoing results before final testing is completed in early August 2013. It is anticipated that subsequent to the final testing and acceptance of this technology this new technology will open vast new marketing opportunities for us in the coming years.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2013, we had a working capital deficit of ($4,014,000) and a stockholders’ deficit of ($3,900,000) compared to a working capital deficit of ($3,742,000) and a stockholders’ deficit of ($3,614,000) on December 31, 2012. On June 30, 2013, we had $70,000 in cash, total assets of $758,000 and total liabilities of $4,658,000, compared to $24,000 in cash, total assets of $639,000 and total liabilities of $4,252,000 on December 31, 2012.

Net cash used in operating activities was $558,000 for the six months ended June 30, 2013, which was primarily due to a net loss of ($737,000), plus changes in inventory of ($40,000), prepaid expenses and other of ($33,000) and accounts payable of ($34,000), offset by changes in accounts receivable of ($15,800), along with changes in accrued interest payable of $88,000 and accrued liabilities of $117,000.   Net cash used in operating activities was $587,000 for the six months ended June 30, 2012, which was primarily due to a net loss of ($719,000), plus accounts payable of ($250,000), offset by accrued liabilities of $323,000, along with depreciation and amortization of $93,000.

For the six months ended June 30, 2013 we had cash used in investing activities of ($1,500)  from capital expenditures of $1,500 as compared to cash used in investing activities of ($1,300) from capital expenditures of $1,300 for the same period in 2012.

Cash provided by financing activities was $606,000 for the six months ended June 30, 2013 due to proceeds of $606,000 from the sale of common stock as compared to $225,000 for the six months ended June 30, 2012 due to proceeds of $100,000 from the sale of common stock and $125,000 from proceeds of stockholder notes and advances.

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

In the past, we have been able to finance our operations primarily from capital which has been raised.  To date, sales have not been adequate to finance our operations without investment capital.  During the first six months of 2013, cash provided by financing activities was $606,000 from sales of common stock. During 2012, investment capital provided $420,000 for working capital from the proceeds from sales of common stock, loans and other advances.  For the year ended December 31, 2011, cash provided by financing activities was $395,000 also from the proceeds from sales of common stock, loans and other advances made to the Company.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues we will require additional investment to satisfy our contemplated cash requirements for the next 12 months. No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated. This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy. Management expects that sales should show increases late in 2013 and into 2014. No assurances can be made that we will be able to obtain any additional required financing on terms acceptable to us or at all. Our contemplated cash requirements beyond 2013 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of December 31, 2012, such loans and advances from related parties total $1,840,000. Five of such notes are currently due. The other loans mature later on in 2013 and in 2014 or are due on demand. Although the Company does not expect any of such lenders to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This presents a significant risk to the Company in that in the event any of such lenders demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

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

Also included in inventory were six large Hammonds EnerBurn doser systems amounting to $27,000, various injector components valued at $50,000 and 25 DTI injector systems for use in the oil field service industry which were purchased in the second quarter of 2013 for $65,500.  The Company’s remaining makeup of its inventory was split on approximately a 58/41 basis between raw materials and finished goods at December 31, 2012.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed and the account is deemed uncollectible. Management has provided an allowance for doubtful accounts of $9,863 as of December 31, 2012 and June 30, 2013. It is hoped that this previously written off account will still be paid as the resulting test for this customer was extremely successful.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statement

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the second quarter of 2013, we sold to four accredited investors in a private placement offering 293,570 units at $0.70 per unit with each unit consisting of two shares of our common stock. These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

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

101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

_____________________

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

ENERTECK CORPORATION
(Registrant)

Date: August 14, 2013	By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)