Form 10-Q
period 2013-09-30
ENERTECK CORP
filed 2013-11-14
CIK 1128353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 24,897,341 outstanding as of November 12, 2013.

ENERTECK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENERTECK CORPORATION

Index to Financial Information
Period Ended September 30, 2013

Page

Consolidated Financial Statements (Unaudited):

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	September 30, 2013	Dec. 31, 2012
ASSETS

Current assets
Cash	$56,366	$24,324
Inventory	340,969	306,596
Receivables – Trade	34,489	91,134
Prepaid Expenses	29,690	11,250
Total current assets	$461,514	$433,304

Intellectual Property	$150,000	150,000

Property and equipment, net of accumulated depreciation of $326,003 and $308,379, respectively	30,504	55,377
Total assets	$642,018	$638,681

LIAB. AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$155,606	$238,863
Shareholder advances and notes	1,876,746	1,627,981
Accrued liabilities	2,659,527	2,308,462
Total current liabilities	$4,691,879	$4,175,306

Long Term Liabilities
Stockholder advances and notes	70,000	$70,000
Deferred Lease Liability	$4,528	$7,119
Total Long Term Liabilities	$74,528	$77,119

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
Common stock, $.001 par value, 100,000,000 shares authorized, 24,868,770 and 23,224,516 shares issued and outstanding, respectively	24,869	23,225
Common stock subscribed, 75,000 shares	37,500	37,500
Additional paid-in capital	25,140,842	24,433,521
Accumulated deficit	(29,327,600)	(28,107,990)
Total stockholders’ equity (deficit)	(4,124,389)	(3,613,744)

Total liabilities and stockholders’ equity	$642,018	$638,681

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	$43,205	$30,474	$216,790	$103,822
Cost of goods sold	13,316	5,966	52,296	37,203
Gross profit	$29,889	$24,508	$164,494	$66,619

General and Administrative Expenses:
Wages	$200,211	$177,934	$604,994	$543,910
Non-cash compensation	133,465	0	133,465	0
Depreciation	8,812	5,978	26,436	17,576
Other Selling, Gen. & Admin. Exp.	87,844	189,186	369,149	415,575
Total Expenses	$430,332	$373,098	$1,134,044	$977,061

Operating loss	$(400,443)	$(348,590)	$(969,550)	$(910,442)

Interest Income	$2	$2	$5	$14
Other Income	$(1,498)	$(4,741)	(855)	(10,541)
Interest expense	(80,489)	(79,934)	(249,210)	(231,172)
Net Income (loss)	$(482,428)	$(433,263)	$(1,219,610)	$(1,152,141)

Net Loss per Share: Basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.05)

Weighted average shares outstanding:
Basic and diluted	24,850,603	23,126,512	24,227,369	23,006,283

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2013 and 2012 (Unaudited)

	September 30,	September 30,
	2013	2012
Net (loss)	$(1,219,610)	$(1,152,141)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and amortization	140,201	139,042
Other Non Cash transactions	$0	78,600
Common stock, Options and Warrants for Services	153,464	0
Changes in operating assets and liabilities:
Accounts receivable	56,645	57,501
Inventory	(34,373)	(17,135)
Prepaid expenses and other	(18,440)	(11,516)
Accounts payable	(83,257)	(280,072)
Accrued Interest Payable	133,669	109,665
Other Accrued Liabilities	214,806	386,921
NET CASH USED IN OPERATING ACTIVITIES	$(656,895)	$(689,135)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,563)	$(3,201)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(1,563)	$(3,201)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Sale of Common Stock	$555,500	100,000
Proceeds of Stockholder Notes Payable and Advances	135,000	125,000
CASH PROVIDED BY FINANCING ACTIVITIES	$690,500	$225,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$32,042	$(363,056)
Cash and cash equivalents, beginning of Quarter	24,324	373,729
Cash and cash equivalents, end of Quarter	$56,366	$10,673
Cash paid for:
Income tax	$0	$0
Interest	$0	$0

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

During the year ended December 31, 2011, EnerTeck entered into stock sales agreements with investors who contributed $175,000 in cash to the Company for 350,000 shares of common stock. The shares had not been issued as of December 31, 2011 but retain the rights associated with the respective class of stock. Accordingly, these shares are considered common stock equivalents for purposes of computing basic earnings per share. 275,000 of these shares have been issued as of September 30, 2013.

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

During the second quarter of 2013, the Company sold to four accredited investors in a private placement offering 293,570 units at $0.70 per unit or $205,500 cash in the aggregate with each unit consisting of two shares of common stock of the Company. $50,000 of such proceeds has been recorded as advances from stockholders pending completion of the subscription agreements and issuance of the shares.

During the third quarter of 2013, the Company to sold to two accredited investors in a private placement offering 121,427 units at $0.70 per unit or $85,000 cash in the aggregate with each unit consisting of two shares of common stock of the Company. Such proceeds have been recorded as advances from stockholders pending completion of the subscription agreements and issuance of the shares.

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

During the third quarter of 2013, the board of directors increased the number of shares reserved for issuance under the 2003 Option Plan from 1,000,000 to 1,250,000 and approved the issuance of 474,201 additional employee stock options to cover services for the years 2012 and 2013. In connection with the issuance of these options, compensation costs of $133,465 were recognized in the third quarter of 2013 as these options are immediately vested. The amount of compensation costs were determined using the Black-Scholes Model with the following assumptions: expected term of 5 years; expected volatility of 350%; and risk free interest rate of 1.31%.

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

On June 1, 2010, the Company entered into a $50,000 convertible promissory note with a shareholder/director which shall be due and payable on June 1, 2013 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock. The assignment of the conversion feature of the note resulted in a loan discount being recorded. The discount amount of $36,207 is being amortized over the original thirty-six month term of the debt plus three additional months post maturity as additional interest expense. Amortization for this loan was $12,069 and $12,069 for the years ended December 31, 2012 and 2011. This note is now overdue for payment.

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

During 2010, 2011 and 2012 such shareholder/director advanced the Company $150,000, $150,000 and $320,000 respectively. Such advances are due on demand and bear interest at 5%, 8% and 8% per annum respectively, and may be converted at any time into shares of common stock. The following represents the stated maturities of these notes:

Fiscal Year Ending December 31

2013	$1, 770,000
2014	70,000

Total	$1,840,000
Less current portion	1,770,000

Noncurrent portion	$70,000

Current portion from above	$1,770,000

Less unamortized discount	28,254

Net current portion	$1,741,746

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

NOTE 7 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2013, the Company incurred net losses of $1,220,000. In addition, at the quarter ended September 30, 2013 and year ended December 31, 2012, the Company has an accumulated deficit of $29,328,000 and $28,108,000, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing or refinance existing debt and to generate revenues and cash flow to meet its obligations on a timely basis. Management believes that sales revenues for 2013 and 2012 were considerably less than earlier anticipated primarily due to circumstances which have been corrected or are in the process of being corrected. Management expects that marine, railroad and trucking sales should show significant increases before the end of 2013 and in 2014 over what has been generated in the past, as a result of the successful outcome of long term client demonstrations from several extremely large new clients that are taking place during 2013. The completion of three of these demonstrations related to the Company’s principal product EnerBurn and its patent pending Marine PEx unit which had been anticipated to occur during the third quarter of 2013, have been delayed and should be finalized during the fourth quarter. The expected results have the potential to lead to significant new business over the remainder of 2013 and thereafter.

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

RESULTS OF OPERATIONS

Revenues

We recorded $43,000 sales revenues for the three months and $217,000 for the nine months ended September 30, 2013 compared to sales revenues of $30,000 for the three ended and $104,000 for the nine months ended September 30, 2012. The increase in revenues for the first nine months of 2013 compared to the prior year period was primarily due to increased sales resulting from the completion of testing periods with several new customers. The primary source of revenue since 2011 has been from the sale of EnerBurn to oilfield service, heavy construction and maritime industries. Testing is underway and nearing completion with several potential new customers and in new areas with existing customers. As a result, more sales should occur. It is expected that sales should show significant increases throughout the remainder of 2013 and into 2014.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $30,000 or 69.2% of sales for the three month period and $164,000 or 75.9% of sales for the nine month period ended September 30, 2013, compared to $25,000 or 80.4% of sales for the three and $67,000 or 64.2% of sales for the nine month periods ended September 30, 2012. As our overall volumes increase, we feel confident that there will be continued improvement in the gross profit percentage as our manufacturing proficiency continues to improve for our core products. As testing has not as yet been completed and the Company has yet to begin commercial production of our patent pending PEx® technology, which will be custom built to meet the needs of each customer application, no prediction can be made with regard to the gross margins for this segment of the business.

Cost of goods sold was $13,000 for the three month period and $52,000 for the nine month period ended September 30, 2013, which represented 30.8% and 24.1% of revenues as compared to $6,000 and 19.6% for the three month period and $37,000 or 35.8% for the nine month period ended September 30, 2012. We have owned the EnerBurn technology and associated assets since its purchase in July 2006. Although our actual manufacturing function is performed for us by an unrelated third party under contract to us, we should continue to realize better gross margins through the manufacturing of our product lines, compared to those we achieved in the past when we purchased all of our products from an outside vendor.

Costs and Expenses

Operating expenses were $430,000 for the three months and $1,134,000 for the nine months ended September 30, 2013 as compared to $373,000 for the three months and $977,000 for the nine months ended September 30, 2012, an increase of $57,000 for the three month period and increase of $157,000 for the nine month period ended September 30, 2013. Such change for the nine months ended September 30, 2013 compared to the prior year period is primarily due to a increase in staffing and wages of approximately $40,000, non-cash compensation of $133,000 for the issuance of employee options granted for services for the years 2012 and 2013 and an increase in other selling, general and administrative expenses. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses. While there has been a substantial increase in costs and expenses in recent years, it is felt that these increases will lead to a considerable increase in earnings potential in 2013 and future years.

Net Loss

We reported a net loss of $482,000 during the three months and $1,220,000 during the nine months ended September 30, 2013, as compared to a net loss of $433,000 for the three months and $1,152,000 for the nine months ended September 30, 2012. While sales improved in the nine months ended September 30, 2013 compared to the prior year period, such additional revenues were offset by increases in wages, non-cash compensation for the issuance of options and other selling, general and administrative expenses, which resulted in our net loss being relatively similar for each period.

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

As indicated above, since the first quarter of 2011, we have owned a 40% membership interest in a newly formed entity called EnerTeck Environmental, LLC (“EnerTeck Environmental”), which was formed for the purpose of marketing and selling a diesel fuel emission reduction technology with the creators of such specific technology. EnerTeck Environmental was formed as a joint venture with Indian Nation Technologies, LLC (“Indian Nation”) located in Comanche, Oklahoma for the testing and manufacture of an innovative new type of environmental equipment for the remediation of diesel engine emissions for diesel engines in the marine industry. Indian Nation has filed a patent for this equipment called PEx® (Particle Extraction) and we will hold the exclusive marketing rights for this technology for the various applications within the marine diesel industry. Testing commenced late in the first quarters of 2011 on a towboat located on the Mississippi River. To date the tested engine has logged in more than 20,000 successful hours of operation with no apparent degrading of the effectiveness of the equipment. To comply with regulations of the California Air Quality Control Board (CARB), additional monitoring and warning equipment has been developed and has been mounted on the equipment to supply ongoing emissions information for the crew. As a result of such installation, the PEx® Beta unit is in the process of running an additional 1,000 hours to log ongoing results before final testing is completed in early August 2013. Problems by the testing company’s equipment occurring during the test, which was unrelated to the performance of the PEx® unit has delayed their release of the final results. It is anticipated that subsequent to this final release of information of the final test results and acceptance of this technology, that this new technology will open vast new marketing opportunities for us in the coming years.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2013, we had a working capital deficit of ($4,230,000) and a stockholders’ deficit of ($4,124,000) compared to a working capital deficit of ($3,742,000) and a stockholders’ deficit of ($3,614,000) on December 31, 2012. On September 30, 2013, we had $56,000 in cash, total assets of $642,000 and total liabilities of $4,766,000, compared to $24,000 in cash, total assets of $639,000 and total liabilities of $4,252,000 on December 31, 2012.

Net cash used in operating activities was $657,000 for the nine months ended September 30, 2013, which was primarily due to a net loss of ($1,220,000), plus changes in inventory of ($34,400), prepaid expenses and other of ($18,000) and accounts payable of ($83,000), offset by changes in accounts receivable of $57,000, other non-cash transactions of $153,000, along with changes in accrued interest payable of $134,000 and accrued liabilities of $132,000. Net cash used in operating activities was $689,000 for the nine months ended September 30, 2012, which was primarily due to a net loss of ($1,152,000), plus accounts payable of ($280,000), offset by accrued liabilities of $496,000, along with depreciation and amortization of $139,000.

For the nine months ended September 30, 2013 we had cash used in investing activities of ($1,600) from capital expenditures of $1,600 as compared to cash used in investing activities of ($3,200) from capital expenditures for the same period in 2012.

Cash provided by financing activities was $691,000 for the nine months ended September 30, 2013 due to proceeds of $555,500 from the sale of common stock and $135,000 from proceeds of stockholder notes and advances as compared to $125,000 for the nine months ended September 30, 2012 due to proceeds of $100,000 from the sale of common stock and $125,000 from proceeds of stockholder notes and advances.

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

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. During the first nine months of 2013, cash provided by financing activities was $691,000 from sales of common stock and from loans and other advances. During 2012, investment capital provided $420,000 for working capital from the proceeds from sales of common stock, loans and other advances. For the year ended December 31, 2011, cash provided by financing activities was $395,000 also from the proceeds from sales of common stock, loans and other advances made to the Company.

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

Inventory

Inventory consists of market ready EnerBurn plus raw materials required to manufacture the products. Inventory is valued at the lower of cost or market, using the average cost method. The Company’s remaining makeup of its inventory was split on approximately a 66/34 basis between raw materials and finished goods at December 31, 2012.

Also included in inventory were nine large Hammonds EnerBurn doser systems amounting to $27,000, various injector components valued at $50,000 and 25 DTI injector systems for use in the oil field service industry which were purchased in the second quarter of 2013 for $65,500.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed and the account is deemed uncollectible. Management has provided an allowance for doubtful accounts of $9,863 as of December 31, 2012 and September 30, 2013. It is hoped that this previously written off account will still be paid as the resulting test for this customer was extremely successful.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the second quarter of 2013, the Company sold to four accredited investors in a private placement offering 293,570 units at $0.70 per unit with each unit consisting of two shares of common stock of the Company. These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 there under.

During the third quarter of 2013, the Company to sold to two accredited investors in a private placement offering 121,427 units at $0.70 per unit with each unit consisting of two shares of common stock of the Company. These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 there under.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements
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

ENERTECK CORPORATION
(Registrant)

Dated: November 14, 2013	By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2013	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)