Form 10-K
period 2013-12-31
ENERTECK CORP
filed 2014-04-15
CIK 1128353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (14,328,579) as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,582,000. The number of shares outstanding of the Common Stock ($.001 par value) of the registrant as of the close of business on April 10, 2014 was 24,983,055.

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

G2 Technologies, our new Certified Minority supplier and distributor, had advised us that several of its customers would start using EnerBurn during 2013. G2 Technologies now expects that sales should show significant increases during 2014 and thereafter.

As indicated above, since the first quarter of 2011, we have owned a 40% membership interest in a newly formed entity called EnerTeck Environmental, LLC (“EnerTeck Environmental”), which was formed for the purpose of marketing and selling a diesel fuel emission reduction technology with the creators of such specific technology. EnerTeck Environmental was formed as a joint venture with Indian Nation Technologies, LLC (“Indian Nation”) located in Comanche, Oklahoma for the testing and manufacture of an innovative new type of environmental equipment for the remediation of diesel engine emissions for diesel engines in the marine industry. Indian Nation has filed a patent for this equipment called PEx® (Particle Extraction) and we will hold the exclusive marketing rights for this technology for the various applications within the marine diesel industry. Testing commenced late in the first quarters of 2011 on a towboat located on the Mississippi River. The tested engine has been successfully completed and is waiting further action by the tester with regards to receiving California Air Quality Control Board (CARB), approval. It is anticipated that acceptance of this technology this new technology will open vast new marketing opportunities for us in the coming years.

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

A new test has recently begun by one of our largest customers during the first quarter of 2014 at SWRI to demonstrate the effectiveness of EnerBurn on newly developed, more efficient running diesel engines. Management believes that a successful result from this test should lead to significant new business in the marine, rail and other industries.

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
___________________
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

Manufacturing

The acquisition of the EnerBurn formulas, technology and associated assets has provided us the ability to transform our business from a sales organization to a fully integrated manufacturer and distributor of EnerBurn. From 2006 to 2009, the manufacturing of our EnerBurn product had been undertaken pursuant to a Manufacturing and Supply Agreement entered into on August 18, 2006 with Independent Contract Packaging, Inc., a Texas corporation located in Cut and Shoot, Texas (“ICP”). Pursuant to the agreement, ICP was appointed as our non-exclusive manufacturer, blender and packager of our EnerBurn product for a term of three years which ended in 2009. We subsequently moved our principal manufacturing operation to Magna Blend of Waxahachie, Texas, with a second company, J. T. Enterprises of Tyler, Texas as our backup manufacturing facility. We have agreed to supply certain tanks and related equipment and raw materials to be used by J. T. Enterprise to manufacture, blend and package the EnerBurn product, and both Magna Blend and J. T. Enterprises have agreed to provide their manufacturing, blending and packaging services on a commercially reasonably prompt basis according to the specifications received from and required by us. For such services, we have agreed to pay each its fees pursuant to an agreed upon fee schedule. On October 3, 2011, a fire broke out at the Magna Blend Chemical plant in Waxahachie, Texas. We replaced the required raw material inventories and moved our blending operations from Magna Blend to ChemJet Chemicals, and facility located in Conroe, Texas.

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

OUR ABILITY TO CONTINUE AS A GOING CONCERN. The accompanying financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the years ended December 31, 2013 and 2012, we incurred recurring net losses of $1,705,000 and $1,611,000, respectively. In addition, at December 31, 2013, we have an accumulated deficit of $29,813,357. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. Management believes that sales revenues for 2013 and 2012 were considerably less than earlier anticipated primarily due to circumstances which have been corrected or are in the process of being corrected. Tests which were expected to be run and completed during 2013 were, for reasons beyond the company’s control either delayed or rescheduled completely into 2014 and are ongoing at this time. Management expected that marine, railroad and trucking sales would show significant increases in 2013 over what has been generated in the past. That did not materialize. This was caused by delays in the completion of long term client demonstrations for several extremely large new clients which were initially intended to be completed during 2013 and but were delayed and are continuing to take place during 2014. While it remains to be seen if all will be successful, it is believed that the final results will be in our favor and that the company will show significant improvement over the next two years.

We have been able to generate working capital in the past through private placements and issuing promissory notes and believe that these avenues will remain available to the Company if additional financing is necessary. No assurance can be made that any of these efforts will be successful.

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE AND WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES AND OUR FINANCIAL RESULTS. For the years ended December 31, 2013 and 2012, we generated revenues of $278,000 and $126,000, respectively, and incurred net losses of $1,705,000 and $1,612,000, respectively. Continued failure to increase our revenues significantly will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to maintain its current improvement, or our operating expenses exceed our expectations, our operating results will suffer. If we are unable to sell our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.

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

RELATED PARTY NOTES AND ADVANCES PRESENT A SIGNIFICANT RISK. Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of December 31, 2013, such loans and advances from related parties total $2,015,000. Many of these loans are past due and certain others are due on demand. Although the Company does not expect any of such lenders to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This presents a significant risk to the Company in that in the event any of such lenders demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

Risks Related To Our Common Stock

WE HAVE ISSUED A SUBSTANTIAL NUMBER OF WARRANTS TO PURCHASE OUR COMMON STOCK WHICH WILL RESULT IN SUBSTANTIAL DILUTION TO THE OWNERSHIP INTERESTS OF OUR EXISTING SHAREHOLDERS. As of December 31, 2013, we had 24,897,341 shares of common stock outstanding. Up to an additional 4,256,667 shares are issuable upon the exercise of the warrants currently outstanding and up to 963,402 shares are issuable upon exercise of options currently outstanding. The exercise of all of these warrants and options will substantially dilute the ownership interests of our existing shareholders.

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

Item 2. Properties.

We do not own any real estate. We lease approximately 2,722 square feet of space for our executive offices at 10701 Corporate Drive, Suite No. 150, Stafford, Texas. Such lease, which commenced on February 1, 2001, had an original term of three years and has been extended to August 31, 2019. Rent expense for the years ended December 31, 2013 and December 31, 2012 totaled approximately $54,491 and $47,464, respectively. Management believes that the current facility is adequate for the foreseeable future.

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

Year ended December 31, 2012:	High	Low
Jan. 1, 2012 to March 31, 2012	$0.48	$0.18
April l, 2012 to June 30, 2012	$0.37	$0.21
July 1, 2012 to Sept. 30, 2012	$0.30	$0.08
Oct. 1, 2012 to Dec. 31, 2012	$0.35	$0.15

Year ended December 31, 2013:	High	Low
Jan. 1, 2013 to March 31, 2013	$0.79	$0.25
April l, 2013 to June 30, 2013	$0.49	$0.08
July 1, 2013 to Sept. 30, 2013	$0.40	$0.24
Oct. 1, 2013 to Dec. 31, 2013	$0.34	$0.15

Holders

As of December 31, 2013, there were approximately 932 stockholders of record of the Company’s Common Stock. This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal years ended December 31, 2012 and 2013 that were not registered under the Securities Act of 1933, as amended:

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

During the first quarter of 2013, we granted 400,000 warrants to an unrelated third party for services rendered. These warrants have an exercise price of $0.25 per share which warrants can be exercised on a cash or net exercise basis, provided, however, that in no event shall the holder receive total proceeds of less than $100,000 upon a net exercise of the warrants. Such warrants have a term of seven years.

During the second quarter of 2013, the Company sold to three accredited investors in a private placement offering 222,142 units at $0.70 per unit with each unit consisting of two shares of common stock of the Company. These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 there under.

During the third quarter of 2013, the Company to sold to an accredited investor in a private placement offering 14,285 units at $0.70 per unit with each unit consisting of two shares of common stock of the Company. These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 there under.

During the third quarter of 2013, options to acquire 474,201 shares were issued under our 2003 Stock Option Plan to four employees which options are immediately exercisable. These options have an exercise price of $0.35 per share and expire in five years from their issue date.

During the fourth quarter of 2013, the Company to sold to two accredited investors in a private placement offering 42,857 units at $0.70 per unit with each unit consisting of two shares of common stock of the Company. These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 there under.

Equity Compensation Plan Information

Information regarding equity compensations plans, as of December 31, 2013, is set forth in the table below:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	963,402	(1)	$0.56	286,598	(1)

Equity compensation plans not approved by security holders	4,256,667	(2)	$0.57	N/A

Total	5,220,069		$0.56	286,598
_____________________
(1)	Represents shares underlying the 2003 Employee Stock Option Plan.

(2)	Represents shares underlying the individual grant of warrants.

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

Results of Operations

Revenues

We recognized revenues of $278,000 for the year ended December 31, 2013, compared to revenues of $126,000 for the year ended December 31, 2012, an increase in revenues of $152,000. The primary source of revenue for the years ended December 31, 2013 and 2012 is from the sale of EnerBurn to oilfield service, heavy construction and maritime industries. The price levels of product sold in 2013 was relatively comparable to pricing in 2012. This low level in revenues can be traced primarily to delays in completion of important product testing projects and a related lack of new customers. As testing is either underway or completed with several potential new customers and in new areas with existing customers, more sales should occur. It is expected that sales should show significant increases throughout 2014.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $211,000 or 76.0% of sales for the year ended December 31, 2013, compared to $84,000 or 66.7% of sales for the year ended December 31, 2012. The gross profit percentage increased 9.3% for the 2013 calendar year compared to the 2012 calendar year due primarily to the mix between chemical and equipment sales, with chemical sales having a slightly higher margin. As our overall volumes increase, we feel confident that there will be an improvement in the gross profit percentage as our manufacturing proficiency continues to improve for our core products. As testing has not as yet been completed and the Company has yet to begin commercial production of our patent pending PEx® technology, which will be custom built to meet the needs of each customer application, no prediction can be made with regard to the gross margins for this segment of the business.

Cost of goods sold was $67,000 for the 2013 calendar year which represented 24.0% of revenues compared to $42,000 for the 2012 calendar year which represented 33.3% of revenues. The decrease in cost of goods sold as a percentage of revenues primarily reflects a slight decrease in overall product cost from our initiation of manufacturing of our products and the sale of more dosing equipment. We have owned the EnerBurn technology and associated assets since its purchase in July 2006. Although our actual manufacturing function is performed for us by an unrelated third party under contract to us, we should continue to realize better gross margins through the manufacturing of our product lines, compared to those we achieved in the past when we purchased all of our products from an outside vendor.

Cost and Expenses

Costs and expenses for operations increased to $1,570,000 for the year ended December 31, 2013 from $1,382,000 for the year ended December 31, 2012, an increase of $188,000, primarily due to an increase in overall wages due to the addition of one employee and the value of warrants issued. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses. While there has been a substantial increase in costs and expenses for 2013 and 2012 over prior years, it is felt that these increases will lead to a considerable increase in earnings potential in 2014 and future years, though this has not been substantiated to date.

Net Loss

Total net loss for the year ended December 31, 2013, was $1,705,000 as compared to a total net loss of $1,612,000 for the year ended December 31, 2012. This amounts to an increase in net loss for the year ended December 31, 2013 of $93,000 as compared with the year ended December 31, 2012. While sales improved in 2013 compared to the prior year, such additional revenues were offset by increases in wages and non-cash compensation for the issuance of options and warrants. Net income in the future will be dependent upon our ability to successfully complete testing in our projected new markets and new product lines and to increase revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses. Our gross margin resulting from our manufacturing of our products should help us in our ability to hopefully become profitable in the future.

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

As testing is either underway or has been completed with several potential new customers and in new areas with existing customers, more sales should occur. We have been informed by EnerGreen, our distributor for Australia, that testing has successfully been completed with a new large customer there and that implementation will start shortly. This implementation will require the installation of injection systems on each of the customer vessels which may take through the end of 2014 to fully occur.

In addition, G2 Technologies, our new Certified Minority supplier and distributor, had advised us that several of its customers would start using EnerBurn during 2013. G2 Technologies now expects that sales should show significant increases during 2014 and thereafter.

As indicated above, since the first quarter of 2011, we have owned a 40% membership interest in a newly formed entity called EnerTeck Environmental, LLC (“EnerTeck Environmental”), which was formed for the purpose of marketing and selling a diesel fuel emission reduction technology with the creators of such specific technology. EnerTeck Environmental was formed as a joint venture with Indian Nation Technologies, LLC (“Indian Nation”) located in Comanche, Oklahoma for the testing and manufacture of an innovative new type of environmental equipment for the remediation of diesel engine emissions for diesel engines in the marine industry. Indian Nation has filed a patent for this equipment called PEx® (Particle Extraction) and we will hold the exclusive marketing rights for this technology for the various applications within the marine diesel industry. EnerTeck Environmental is working with Ingram Barge and is in the process of testing the prototype of the patent pending PEx technology for marine diesel engines. Testing was completed late in the fourth quarter of 2013. The results are now in the hands of the testing company for final analysis and the PEx technology is now pending approval from the California Air Resources Board (CARB).

Liquidity and Capital Resources

On December 31, 2013, we had working capital deficit of ($4,635,000) and stockholders’ deficit of ($4,466,000) compared to working capital deficit of ($3,742,000) and stockholders’ deficit of ($3,614,000) on December 31, 2012. The majority of the decrease in equity stems from poor sales and the issuance of noncash compensation. On December 31, 2013, the Company had $9,000 in cash, total assets of $523,000 and total liabilities of $4,989,000, compared to $24,000 in cash, total assets of $639,000 and total liabilities of $4,252,000 on December 31, 2012.

Net cash used in operating activities was $785,000 for the year ended December 31, 2013, which was primarily due to a net loss of ($1,605,000) for the year ended December 31, 2013, other non-cash charges of $138,000, in inventory of ($52,000) and in accounts payable of ($73,000), partially offset by depreciation and amortization of $177,000, decrease in accounts receivable of $15,000, and increases in accrued interest payable of $181,000 and accrued liabilities of $332,000. Net cash used in operating activities was $763,000 for the year ended December 31, 2012, which was primarily the result of a net loss of ($1,612,000) for the year ended December 31, 2012 partially offset by non-cash charges for Common Stock, Warrants and Options of $1,097,000 and Depreciation and Amortization of $159,000, and increases in accounts payable of $198,000, accrued interest payable of $152,000 and accrued liabilities of $561,000.

Cash used by investing activities was $1,600 for the year ended December 31, 2013 which was the result of the purchase of assets. Cash used in investing activities was $6,600 for the year ended December 31, 2012 which was also due to the purchase of assets.

Cash provided by financing activities was $770,000 for the year ended December 31, 2013 from the proceeds from the sale of common stock of $596,000 and advances of common stock subscriptions of 175,000 compared to cash provided by financing activities of $420,000 for the year ended December 31, 2012 from the proceeds from the sale of common stock of $100,000 and related party notes and advances of $320,000.

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

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. During 2013, investment capital has provided $771,000 for working capital from the proceeds from sales of common stock, loans and other advances. For the year ended December 31, 2012, cash provided by financing activities was $420,000 also from the proceeds from sales of common stock, loans and other advances made to the Company.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues we will require additional investment to satisfy our contemplated cash requirements for the next 12 months. No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated. This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy. Management expects that sales should show increases in 2014. No assurances can be made that we will be able to obtain required financial on terms acceptable to us or at all. Our contemplated cash requirements beyond 2013 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of December 31, 2013, such loans and advances from related parties total $2,015,000. Many of these loans are past due and certain others are due on demand. The Company does not expect any of such lenders to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such lenders demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company. The principal lender has indicated that he wishes to convert the majority of his loans to common stock during 2014 and the Company expects that this should occur during the second or third quarter of this year, although there can be no assurance such will be the case or that such conversion will occur at all.

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

During 2012, EnerTeck acquired a 40% membership interest in EnerTeck Environmental, LLC (Environmental). Environmental was formed for the purpose of marketing and selling diesel fuel emission reduction technology with the creators of such specific technology. Environmental is working with Ingram Barge and is in the process of testing the prototype of the patent pending PEx technology for marine diesel engines. Testing was completed late in the fourth quarter of 2013. The results are now in the hands of the testing company for final analysis and the PEx technology is now pending approval from the California Air Resources Board (CARB

Principles of Consolidation

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

Included in inventory at December 31, 2010, were three large Hammonds EnerBurn doser systems amounting to $57,000 which were projected to be transferred to marine customers during 2010, but in 2011 were traded for injection units which are more universally adaptable to other customers. Included in inventory at December 31, 2013 and 2012, are various injector units and R & D Equipment amounting to $65,000 and $77,000, respectively. Testing of our newly developed Marine PEX beta unit which is currently included in Inventory was originally scheduled to occur prior to the end of the second quarter of 2013. This was delayed due to monitoring equipment requirements requested by the California Air Resources Board regulations and testing was completed late in the fourth quarter of 2013. The results are now in the hands of the testing company for final analysis and presentation to the California Air Resources Board (CARB).

Finished product amounted to approximately $72,000 and $95,000 at December 31, 2013 and 2012, respectively: the remaining inventory comprises raw materials.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed and the account is deemed uncollectible. Management has provided an allowance for doubtful accounts of $9,863 as of December 31, 2013.

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

As a result of a review by management of its intangible asset and policies related thereto as of December 31, 2010, it was determined that a further impairment was required to be recorded. This impairment serves to reduce its intellectual property to an amount which management believes represents its fair value. This value would be considered a level 3 measurement under FASB ASC 820, Fair Value Measurements and Disclosures, since it is based on significant unobservable inputs. The Company will re-assess the value of this asset in future periods and make adjustments as considered necessary, rather than record additional amortization. No adjustment was required during the years ended December 31, 2013 and December 31, 2012.

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

The current and deferred tax provisions in the financial statements include consideration of uncertain tax positions in accordance with FASB ASC 740, Income Taxes. Management believes there are no significant uncertain tax positions, so no adjustments have been reported from adoption of FASB ASC 740. The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The Company is no longer subject to income tax examinations by the Internal Revenue Service for years prior to 2010. For state tax jurisdictions, the Company is no longer subject to income tax examinations for years prior to 2009.

Income (Loss) Per Common Share

The basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding.

During the year ended December 31, 2011, EnerTeck entered into stock sales agreements with investors who contributed $175,000 in cash to the Company for 350,000 shares of common stock. The shares had not been issued as of December 31, 2012 but retained the rights associated with the respective class of stock. Accordingly, these shares were considered common stock equivalents for purposes of computing basic earnings per share. 275,000 of these shares were issued during 2012, and 75,000 remain unissued.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires an entity to present, either on the face of the financial statements or in the notes, the effects of significant amounts reclassified out of Accumulated other comprehensive loss on the respective line items of the Consolidated Statements of (Loss) Income and to cross-reference to other required disclosures, where applicable. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. There was no material impact to our consolidated financial position, results of operations or cash flows upon adoption of this guidance

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of ASU 2013-04 is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. ASU 2013-04 is effective for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is required. The Company is currently evaluating the impact of ASU 2013-04 on its consolidated financial statements and related disclosures.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, these disclosure controls and procedures were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2013.

Identification of a Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of the Company’s internal control over financial reporting, management identified the following material weakness in the Company’s internal control over financial reporting as of December 31, 2013. Management determined that at December 31, 2013, the Company had a material weakness related to its control environment because it did not maintain sufficient controls over the entry of transactions and did not receive necessary documentation to appropriately record and report a warrant which was issued in the first quarter of 2013. Although this oversight was discovered before the filing of this report, it did create a reasonable possibility that a material misstatement of our annual financial statements might not be prevented or detected on a timely basis in the future. Accordingly, we determined that this control deficiency constituted a material weakness.

Because of the material weakness described above, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2013, based on the Internal Control—Integrated Framework issued by COSO.

We have developed the following remediation plan to address this material weakness and we are proceeding expeditiously with measures to enhance our internal control of financial reporting:

•
Our Board of Directors has instructed management that copies of all written agreements must be provided to the Company’s outside counsel and the Company’s Chief Financial Officer promptly and prior to being executed.

•	Our Chief Financial Officer and other personnel will continue to work with our auditors and other outside advisors to ensure that our control processes and procedures are adequate and effective.

We believe that these efforts will be sufficient to fully remedy these deficiencies and will improve and strengthen our control processes and procedures.

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

Name	Age	Present Position and Offices	Has Served as Director Since

Dwaine Reese	71	Chairman of the Board, Chief Executive Officer and Director	January 2003

Gary B. Aman	66	President and Director	March 2005

Jack D. Cowles	53	Director	March 2005

Thomas F. Donino	52	Director	December 2005

Richard B. Dicks	66	Chief Financial Officer	-

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

THOMAS F. DONINO has been a director of the Company since December 2005. Since August 1997, he has been a partner at First New York Securities (FNY) in New York, New York. FNY is an investment management company with assets over $250 million. Mr. Donino is also the General Partner of BATL Management LP, a family Limited Partnership, and President of BATL Bioenergy LLC.

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

Based solely on the Company’s review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the year ended December 31, 2013, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that each of Dwaine Reese, Gary B. Aman, Richard B. Dicks and Thomas Donino filed one report late relating to one transaction.

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

Item 11. Executive Compensation.

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2013 and December 31, 2012, of those persons who were, (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total

Dwaine Reese, Chairman of the	2013	$250,000	$0	$0	$31,414	(1)	$0	$0	$0	$281,414
Board and Chief Executive Officer	2012	$250,000	$0	$0	$0		0	0	$0	$250,000

Gary B. Aman,	2013	$200,000	$0	$0	$77,326	(1)	$0	$0	$0	$277,326
President	2012	$200,000	$0	$0	$0		$0	$0	$0	$250,000
_______________________
(1)
Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC 718 in connection with options and warrants granted as compensation. Does not include information with respect to warrants granted to Mr. Aman as and for additional consideration for previous loans made to the Company.

Equity Awards

The following table provides certain information concerning equity awards held by the named executive officers as of December 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
Name	No. of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested(#)

Dwaine Reese	25,000	-0-	$0.55	7/21/2014	-0-	-0-
	83,334	-0-	$0.60	8/9/2016	-0-	-0-
	250,000	-0-	$0.60	8/9/2016	-0-	-0-
	108,334	-0-	$0.35	7/19/2018	-0-	-0-

Gary Aman	200,000	-0-	$1.00	3/27/2014	-0-	-0-
	66,667	-0-	$0.60	8/9/2016	-0-	-0-
	250,000	-0-	$0.60	8/9/2016	-0-	-0-
	266,667	-0-	$0.35	7/19/2018	-0-	-0-
__________________________
(1)
Represents options and warrants which have been issued as compensation. Does not include information with respect to warrants to acquire 100,000 shares granted to Mr. Aman in 2011 as and for additional consideration for previous loans made to the Company.

2003 Stock Option Plan

In September 2003, our shareholders approved an employee stock option plan (the “2003 Option Plan”) authorizing the issuance of options to purchase up to 1,000,000 shares of our common stock. In 2013, the number of shares of common stock reserved for issuance under the 2003 Option Plan was increased from 1,000,000 to 1,250,000 shares of common stock. This plan is intended to give us greater ability to attract, retain, and motivate officers, key employees, directors and consultants; and is intended to provide us with the ability to provide incentives more directly linked to the success of our business and increases in shareholder value. As of December 31, 2007, no options have been issued under the 2003 Option Plan. During the first quarter of 2008, options to acquire 64,200 shares at an exercise price of $0.80 per share were issued to five employees which options expired in 2013. During the first quarter of 2009, options to acquire 200,000 shares at an exercise price of $1.00 per share was issued to one employee which option expires March 27, 2014. During the third quarter of 2009, options to acquire 64,000 shares at an exercise price of $0.55 per share were issued to five employees, and during the third quarter of 2011, options to acquire 225,001 shares at an exercise price of $0.60 per share were issued to four employees. During the third quarter of 2013, options to acquire 474,201 shares at an exercise price of $0.35 per share were issued under our 2003 Stock Option Plan to four employees. All of the outstanding options are immediately exercisable as of the issue date and expire five years thereafter.

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

Other Options, Warrants or Rights

We have no other outstanding options or rights to purchase any of our securities. However, as of December 31, 2013, we do have outstanding warrants to purchase up to 4,256,667 shares of our common stock. In addition, we do have outstanding convertible notes which are convertible into shares of our common stock under certain conditions.

 Employment Agreements - Executive Officers and Certain Significant Employees

On March 27, 2009, the Company entered into an employment agreement with Gary B. Aman, effective as of January 1, 2009, pursuant to which Mr. Aman agreed to be employed by the Company as President for a period of two years. During the period of employment, Mr. Aman shall receive an annual base salary equal to $200,000, subject to review each year for possible increases, provided, however, that Mr. Aman has agreed to accrual of said salary until the earlier of (i) such time that the Company’s financial condition improves so that payment of said salary does not cause undue financial burden to the Company which shall be determined by the Board of Directors at its sole discretion, or (ii) January 1, 2010. Mr. Aman shall also be entitled to participate in any long term and annual incentive plans and arrangements presently existing or as may be adopted from time to time and other employee benefits plans and programs on the same basis generally as other employees of the Company. Although such employment agreement terminated as of December 31, 2010, Mr. Aman has continued as President of the Company.

Pursuant to the employment agreement, the Company also agreed to grant Mr. Aman an option to purchase 200,000 shares of Common Stock of the Company at an exercise price of $1.00 per share which option shall be 25% vested as of the date of grant (March 27, 2009), shall become 100% vested on January 1, 2010 and shall expire March 27, 2014.

As of December 31, 2013, none of our officers and key employees are bound by employment agreements.

We do not have any termination or change in control arrangements with any of our named executive officers.

Compensation of Directors

At the present time, directors receive no cash compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings.

The following table provides certain summary information concerning the compensation paid to the Company’s non-employee directors during fiscal 2013 for their services as such. All compensation paid to Mr. Reese and Mr. Aman is set forth in the Summary Compensation table above.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2013, certain information with regard to the beneficial ownership of the Company’s Common Stock by (i) each stockholder owning beneficially 5% or more of the Company’s Common Stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other executive officers, if any, of the Company whose total compensation was in excess of $100,000 (the “named executive officers”), and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)

Dwaine Reese	4,031,668	(2)	15.9%
Thomas F. Donino	8,473,712	(3)	30.9%
Gary B. Aman	1,553,334	(4)	6.0%
Jack D. Cowles	648,550	(5)	2.6%
Richard B. Dicks	228,400	(6)	*
All Executive Officers and Directors as a Group (5 persons)	14,935,664		51.0%
___________________
*	Less than 1%.

(1)	Based upon 24,897,341 shares of common stock outstanding as of December 31, 2013.

(2)
Consists of 3,565,000 shares held by Mr. Reese, 216,668 shares underlying options granted to him and 250,000 shares underlying warrants held by Mr. Reese. The address for Mr. Reese is 10701 Corporate Drive, Suite 150, Stafford, Texas.

(3)
Consists of 2,921,154 shares held by Mr. Donino individually or jointly with his wife; 32,758 shares held by Mr. Donino as custodian for his children; 2,450,000 shares held by BATL Bioenergy LLC (“BATL”); 531,300 shares held by BATL Management LP (“BATL Management”); 1,510,000 shares underlying warrants held by BATL; 275,000 shares underlying warrants held by BATL Management; and, 753,500 shares underlying warrants held by Mr. Donino. Does not include shares which may be acquired upon conversion of convertible promissory notes held by Mr. Donino and BATL as well as shares which have not been issued to date for $175,000 advanced to the Company by Mr. Donino in 2013 to be applied to stock subscriptions expected to be issued in 2014. See “Certain Relationships and Transactions and Corporate Governance”. As the president and managing member of BATL and the sole officer, director and shareholder of BATL Management’s general partner, Mr. Donino may be deemed to be the beneficial owner of shares owned by BATL and BATL Management. BATL Management is a family limited partnership whose members are certain relatives and trusts for the benefit of certain relatives of Mr. Donino. This information is based solely upon information reported in filings made to the SEC on behalf of Thomas Donino, BATL and BATL Management. The address for Mr. Donino is 7 Lakeside Drive, Rye, New York.

(4)
Consists of 670,000 shares held by Mr. Aman, 533,334 shares underlying options granted to him and 350,000 shares underlying warrants held by Mr. Aman. The address for Mr. Aman is 10701 Corporate Drive, Suite 150, Stafford, Texas.

(5)	Consists of 398,550 shares held by Mr. Cowles and 250,000 shares underlying warrants held by him. The address for Mr. Cowles is 30 Lansdowne Drive, Larchmont, New York.

(6)	Consists of 128,400 shares underlying options and 100,000 shares underlying warrants held by him. The address for Mr. Dicks is 10701 Corporate Drive, Suite 150, Stafford, Texas.

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

In addition, during 2010, 2011 and 2012, Mr. Donino and his affiliates advanced the Company $150,000, $150,000 and $320,000 respectively. Such advances are due on demand and bear interest at 5%, 8% and 8% per annum respectively, and may be converted at any time into shares of common stock.

During 2013, Mr. Donino advanced $175,000 to the Company to be applied to stock subscriptions expected to be issued in 2014. Such advances do not bear interest.

Other than the foregoing, since January 1, 2013, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2013 and December 31, 2012:

Fee Category	2013 Fees	2012 Fees

Audit Fees	$34,300	$37,079
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$34,300	$37,079

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

101**
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements
*
_________________
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

ENERTECK CORPORATION (Registrant)

Dated: April 14, 2014	By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dwaine Reese	Chief Executive Officer,	April 14, 2014
Dwaine Reese	Chairman of the Board and Director (Principal Executive Officer)

/s/ Richard B. Dicks	Chief Financial Officer	April 14, 2014
Richard B. Dicks	(Principal Financial Officer)

/s/ Gary B. Aman	President and Director	April 14, 2014
Gary B. Aman

/s/ Jack D. Cowles	Director	April 14, 2014
Jack D. Cowles

/s/ Thomas F. Donino	Director	April 14, 2014
Thomas F. Donino

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
EnerTeck Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of EnerTeck Corporation and subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows for each of the years in the two-year period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnerTeck Corporation and subsidiary as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

PHILIP VOGEL & CO. PC

/s/ Philip Vogel & Co. PC

Certified Public Accountants
Dallas, Texas April 11, 2014

ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 2013 and 2012

	2013	2012
ASSETS
Current assets
Cash	$8,797	$24,324
Inventory	254,724	306,596
Receivables - trade	76,125	91,134
Prepaid Expenses	11,637	11,250
Total current assets	351,283	433,304

Intellectual Property	150,000	150,000
Property and equipment, net of accumulated depreciation of $ 343,627 and $308,379 respectively	21,692	55,377

Total assets	$522,975	$638,681

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$146,247	$238,863
Stockholder advances and notes	2,015,000	1,627,981
Accrued compensation	2,254,632	1,854,935
Accrued interest	515,249	334,623
Accrued liabilities - other	54,743	118,904
Total current liabilities	$4,985,871	$4,175,306

Long Term Liabilities
Stockholder advances and notes	0	70,000
Deferred lease liability	3,210	7,119
Total Long Term Liabilities	$3,210	$77,119

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 100,000,000 shares authorized, none issued
Common stock, $.001 par value, 100,000,000 shares authorized, 24,983,055 and 23,224,517 shares issued and outstanding, respectively	24,983	23,225
Common stock subscribed, 75,000 shares	37,500	37,500
Additional paid-in capital	25,284,768	24,433,521
Accumulated deficit	(29,813,357)	(28,107,990)
Total stockholders’ equity (deficit)	$(4,466,106)	$(3,613,744)

Total liabilities and stockholders’ equity (deficit)	$522,975	$638,681

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2013 and 2012

	2013	2012

Product Sales	$278,314	$125,608
Cost of goods sold	66,909	42,101
Gross profit	$211,405	$83,507

Costs and expenses:
General and Administrative Expenses:
Wages	$797,545	$721,298
Non-cash compensation	137,505	0
Depreciation and Amortization	35,248	47,742
Other Selling, General and Administrative Expenses	600,012	612,502
Total Expenses	$1,570,310	$1,381,542
Operating loss	$(1,358,905)	$(1,298,035)

Other income (expense)
Interest Income	$6	$15
Other Income (Expense)	(20,504)	427
Interest expense	(325,964)	(313,947)
Net Income (loss)	$(1,705,367)	$(1,611,540)

Net loss per share: Basic and diluted	$(0.07)	$(0.07)
Weighted average shares outstanding: Basic and diluted	24,413,811	23,080,841

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2013 and 2012

			Common	Additional
	Common Stock		Stock	Paid-in	Accum’d
	Shares	Amount	Subscribed	Capital	Deficit	Total

Balances, December 31, 2012	22,419,683	$22,420	$175,000	$24,118,226	$(26,496,450)	$(2,180,804)
Common stock issued	275,000	275	(137,500)	137,225		0
Sale of Stock	333,334	333		99,667		100,000
Stock based compensation	196,500	197		78,403		78,600
Current Loss 12/31/2012					(1,611,540)	(1,611,540)
Balances, December 31, 2012	23,224,517	$23,225	$37,500	$24,433,521	$(28,107,990)	$(3,613,744)

Warrants issued for Services				100,000		100,000
Stock issued for prior services	57,142	57		19,943		20,000
Sale of Stock	1,701,397	1,701		593,799		595,500
Stock based compensation				137,505		137,505
Current Loss 12/31/2013					(1,705,367)	(1,705,367)

Balances, December 31, 2013	24,983,056	$24,983	$37,500	$25,284,768	$(29,813,357)	$(4,466,106)

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013 and 2012

	2013	2012

Net (loss)	$(1,705,367)	$(1,611,540)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and Amortization	177,267	209,727
Common stock warrants and options issued for services	237,505	78,403
Changes in operating assets and liabilities:
Accounts receivable	15,009	108,940
Inventory	51,872	(63,607)
Prepaid expenses	(387)	0
Accounts payable	(72,616)	(197,885)
Accrued Interest payable	180,626	151,881
Accrued Liabilities	331,627	561,080
NET CASH USED IN OPERATING ACTIVITIES	$(784,464)	$(763,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	$(1,563)	$(6,602)
CASH USED IN INVESTING ACTIVITIES	$(1,563)	$(6,602)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	$595,500	$100,197
Related party note payable and advances	175,000	320,000
CASH PROVIDED BY FINANCING ACTIVITIES	$770,500	$420,197

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(15,527)	$(349,405)
Cash and cash equivalents, beginning of year	24,324	373,729
Cash and cash equivalents, end of year	$8,797	$24,324
Cash paid for:
Income tax	$0	$0
Interest	$3,319	$0

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

During 2012, EnerTeck acquired a 40% membership interest in EnerTeck Environmental, LLC (Environmental).  Environmental was formed for the purpose of marketing and selling diesel fuel emission reduction technology with the creators of such specific technology.  Environmental is working with Ingram Barge and is in the process of testing the prototype of the patent pending PEx technology for marine diesel engines.   Testing was completed late in the fourth quarter of 2013.   The results are now in the hands of the testing company for final analysis and the PEx technology is pending approval from the California Air Resources Board (CARB).

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

Included in inventory at December 31, 2010, were three large Hammonds EnerBurn doser systems amounting to $57,000 which were projected to be transferred to marine customers during 2010, but in 2011 were traded for injection units which are more universally adaptable to other customers.  Included in inventory at December 31, 2013 and 2012, are various injector units and R & D Equipment amounting to $65,000 and $77,000, respectively.  Testing of our newly developed Marine PEX beta unit which is currently included in Inventory was originally scheduled to occur prior to the end of the second quarter of 2013.   This was delayed due to monitoring equipment requirements requested by the California Air Resources Board regulations and testing was completed late in the fourth quarter of 2013.   The results are now in the hands of the testing company for final analysis and presentation to the California Air Resources Board (CARB).

Finished product amounted to approximately $72,000 and $95,000 at December 31, 2013 and 2012, respectively:  the remaining inventory comprises raw materials.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts.  The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed and the account is deemed uncollectible.  Management has provided allowances for doubtful accounts of $9,863 as of December 31, 2013 and 2012.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided for on the straight-line or accelerated method over the estimated useful lives of the assets.  The average lives range from five (5) to ten (10) years.  Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Betterments or renewals are capitalized when incurred.  Depreciation expense totaled $35,248 and $47,742 for the years ended December 31, 2013 and 2012, respectively.

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

As a result of a review by management of its intangible asset and policies related thereto as of December 31, 2010, it was determined that a further impairment was required to be recorded.  This impairment served to reduce its intellectual property to an amount which management believes represents its fair value.  This value would be considered a level 3 measurement under FASB ASC 820, Fair Value Measurements and Disclosures, since it is based on significant unobservable inputs.  The Company will re-assess the value of this asset in future periods and make adjustments as considered necessary, rather than record additional amortization.   No adjustment was considered necessary during the years ended December 31, 2013 and 2012.

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

The current and deferred tax provisions in the financial statements include consideration of uncertain tax positions in accordance with FASB ASC 740, Income Taxes.  Management believes there are no significant uncertain tax positions, so no adjustments have been reported from adoption of FASB ASC 740.  The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions.  The Company is no longer subject to income tax examinations by the Internal Revenue Service for years prior to 2010.  For state tax jurisdictions, the Company is no longer subject to income tax examinations for years prior to 2009.

Income (Loss) Per Common Share

The basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding.

During the year ended December 31, 2011, EnerTeck entered into stock sales agreements with investors who contributed $175,000 in cash to the Company for 350,000 shares of common stock.  The shares had not been issued as of December 31, 2012 but retained the rights associated with the respective class of stock.  Accordingly, these shares were considered common stock equivalents for purposes of computing basic earnings per share.  275,000 of these shares were issued during 2012, and 75,000 remain unissued.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires an entity to present, either on the face of the financial statements or in the notes, the effects of significant amounts reclassified out of Accumulated other comprehensive loss on the respective line items of the Consolidated Statements of (Loss) Income and to cross-reference to other required disclosures, where applicable. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. There was no material impact to our consolidated financial position, results of operations or cash flows upon adoption of this guidance

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date" ("ASU 2013-04"). ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of ASU 2013-04 is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. ASU 2013-04 is effective for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is required. The Company is currently evaluating the impact of ASU 2013-04 on its consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2013 and 2012 property and equipment consisted of the following:

	Useful Lives	2013 Amount	2012 Amount

Furniture and fixtures	5-7	$63,585	$62,022
Equipment	5-7	301,734	301,734
Less: Accumulated Depreciation		(343,627)	(308,379)

Net Property and Equipment		$21,692	$55,377

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

Management made the decision during 2009 to change the characterization of its intellectual property to a finite-lived asset and to amortize the remaining balance of its intangible asset~~s~~ to the nominal value of $150,000 by the end of 2013, due to its determination that this now represents the scheduled end of its exclusive registration during that period.  As a result, amortization expense of approximately $579,000 was recorded for the years ended December 31, 2010 and zero for 2011, 2012 and 2013.

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

NOTE 4 - INCOME TAXES

EnerTeck has incurred net losses since the merger with Gold Bond and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative operating loss carry-forward is approximately $16,940,000 at December 31, 2013, and expires beginning in 2023.

Deferred income taxes consist of the following at December 31, 2013 and 2012:

	2013	2012
Assets:
Net operating loss carryforwards	$5,929,000	$5,489,000
Other asset differences	158,000	199,000
Deferred compensation costs and other	1,141,000	1,238,000
Valuation allowance	(7,228,000)	(6,926,000)
	$0	$0

The change in the valuation allowance for the years ended December 31, 2013 and 2012, was $302,000 and $645,000, respectively.

NOTE 5 - STOCKHOLDERS' EQUITY

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

During the first quarter of 2013, the Company sold to three accredited investors in a private placement offering 571,414 units at $0.70 per unit or $400,000 cash in the aggregate with each unit consisting of two shares of common stock.

During the second quarter of 2013, the Company sold to three accredited investors in a private placement offering 222,142 units at $0.70 per unit or $155,500 cash in the aggregate with each unit consisting of two shares of common stock of the Company.

During the third quarter of 2013, the Company sold to an accredited investor in a private placement offering 14,285 units at $0.70 per unit or $10,000 cash in the aggregate with each unit consisting of two shares of common stock of the Company.

During the fourth quarter of 2013, the Company sold to two accredited investors in a private placement offering 42,857 units at $0.70 per unit or $30,000 cash in the aggregate with each unit consisting of two shares of common stock of the Company.  Such proceeds have been recorded as common stock as the shares were issued in the first quarter of 2014.

NOTE 6 - STOCK WARRANTS AND OPTIONS

Stock Warrants

During the first quarter of 2012, the Company issued to one accredited investor 166,667 warrants in connection with a private placement offering of 166,667 units at $0.60 per unit with each unit consisting of two shares of common stock and one common stock purchase warrant. Each warrant is exercisable into one share of common stock at $0.50 per share.

During the first quarter of 2013, the Company issued to a consultant 400,000 warrants for services to be rendered with regards to the fund raising required for the Company to meet its upcoming requirements for operating funds and for extended testing with several potential new customers.   Each warrant is exercisable into one share of common stock at $0.25 per share.

Other than the foregoing, there were no other warrants granted or exercised for the years ended December 31, 2013 and 2012.  A total of 400,048 and zero warrants expired for the years ended December 31, 2013 and 2012, respectively. Warrants outstanding and exercisable as of December 31, 2013:

Exercise Price	Number of Warrants	Weighted Average Remaining Life	Exercisable Number of Warrant

$0.60	3,590,000	2.5	3,590,000
$0.75	100,000	2.7	100,000
$0.50	166,667	3.0	166,667
$0.25	400,000	6.0	400,000
	4,256,667		4,256,667

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

During the third quarter of 2013, the board of directors increased the number of shares reserved for issuance under the 2003 Option Plan from 1,000,000 to 1,250,000 and approved the issuance of 474,201 additional employee stock options to cover services for the years 2012 and 2013.  These options have an exercise price of $0.35 per share and expire in five years from their issue date.

The fair value of options at the date of grant was $137,505 and was recognized as non-cash compensation for the year ended December 31, 2013, as estimated using the Black-Scholes Model with the following weighted average assumptions for fiscal year 2013:

	2013	2012

Expected dividend yield	0.0%	N/A
Expected term	5.0 yrs	N/A
Expected volatility	350%	N/A
Risk-free interest rate	1.3%	N/A
Fair value per option	$.29	N/A

The fair value of warrants issued in 2013 at the date of grant was $100,000 and was recognized as non-cash compensation for the year ended December 31, 2013, as estimated using the Black-Scholes Model with the following weighted average assumptions for fiscal year 2013:

	2013	2012

Expected dividend yield	0.0%	N/A
Expected term	7.0 yrs	N/A
Expected volatility	279%	N/A
Risk-free interest rate	1.0%	N/A
Fair value per warrant	$.25	N/A

The expected term of the options and warrants represents the estimated period of time until exercise and is based on the Company’s historical experience of similar option grants, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For fiscal 2013, expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of grant with an equivalent expected term or life. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the future.

Information regarding activity for stock options under our plan is as follows:

	2013		2012
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Outstanding at beginning of year	553,401	$.76	553,401	$.76
Options granted	474,201	.35	0	0
Options exercised	0	0	0	0
Options forfeited/expired	(64,200)	.80	0	0

Outstanding at end of year	963,402	$.56	553,401	$.76

Options exercisable at end of year	963,402		553,401
Non-vested options at end of year	0		0
Weighted-average
Remaining contractual term – all options	2.9 yrs		2.7 yrs
Weighted-average
Remaining contractual term – vested options	2.9 yrs		2.7 yrs
Fair value of options vested during the year	$137,505		$0
Aggregate intrinsic value	$0		$0

NOTE 7 – RELATED PARTY NOTES AND ADVANCES

On July 7, 2009, the Company entered into a $100,000 unsecured promissory note with an officer, due on demand.  Interest is payable at 12% per annum.  Also, on December 11, 2009, the Company entered into a $50,000 note with a shareholder/director. Interest is 5% per annum.  The principal balance of the note is due on the earlier of December 11, 2013, or upon completion by the Company of equity financing in excess of $1.0 million in gross proceeds.  Interest on the loan is payable on the maturity date at the rate of 5% per annum.  This note is now overdue for payment.

On June 1, 2010, the Company entered into a $50,000 convertible promissory note with a shareholder/director which shall be due and payable on June 1, 2013 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock.  The assignment of the conversion feature of the note resulted in a loan discount being recorded. The discount amount of $36,207 is being amortized over the original thirty-six month term of the debt as additional interest expense. Amortization for this loan was $12,069 and $7,000 for the years ended December 31, 2013 and 2012.  This note is now overdue for payment.

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

During 2010, 2011 and 2012 such shareholder/director advanced the Company $150,000, $150,000 and $320,000 respectively.  Such advances are due on demand and bear interest at 5%, 8% and 8% per annum respectively.

During 2013, such shareholder/director advanced the Company $175,000 to be applied to stock subscriptions expected to be issued in 2014.  Such advances do not bear interest.

Discounts representing additional interest expense had been recorded on the issuance of warrants related to certain notes.  Such discounts are being amortized over the terms of the respective notes on a straight-line basis and are netted with those notes for purposes of balance sheet presentation.  Interest expense resulting from the amortization of discounts amounted to approximately $142,000 and $162,000, for the years ended December 31, 2013 and 2012, respectively.  All debt discounts have been fully amortized as of December 31, 2013.

NOTE 8- COMMITMENTS AND CONTINGENCIES

Office Lease -

EnerTeck leases office space under a non-cancelable operating lease. Future minimum rentals due under non-cancelable operating leases with an original maturity of at least one-year are approximately as follow:

December 31,	Amount
2014	$39,650
2015	50,811
2016	52,172
2017	53,533
2018	54,440
2019	36,293
Total	$286,898

This lease provides for a rent-free period as well as increasing rental payments.  In accordance with generally accepted accounting principles, rent expense for financial statement purposes is being recognized on a straight-line basis over the lease term.  A deferred lease liability arises from the timing difference in the recognition of rent expense and the actual payment of rent.

Rent expense for the years ended December 31, 2013 and December 31, 2012 totaled $54,037 and $49,368, respectively.   The current lease is under negotiation for a renewal for an additional three years, and expiring August 31, 2019, but has recently been finalized.

Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the years ended December 31, 2013 and 2012, the Company incurred recurring net losses of $1,705,000 and $1,611,000, respectively.  In addition, at December 31, 2013, the Company has an accumulated deficit of $29,813,357.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.   The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis.  Management believes that sales revenues for 2013 and 2012 were considerably less than earlier anticipated primarily due to circumstances which have been corrected or are in the process of being corrected.   Tests which were expected to be run and completed during 2013 were, for reasons beyond the company’s control either delayed or rescheduled completely into 2014 and are ongoing at this time.  Management expected that marine, railroad and trucking sales would show significant increases in 2013 over what has been generated in the past.  That did not materialize.  This was caused by delays in the completion of long term client demonstrations for several extremely large new clients which were initially intended to be completed during 2013 and but were delayed and are continuing to take place during 2014. While it remains to be seen if all will be successful, it is believed that the final results will be in our favor and that the company will show significant improvement over the next two years.

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

EnerTeck at times has cash in bank in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  At December 31, 2013, EnerTeck had $16,000 in cash which is insured.

For the year ended December 31, 2013, sales to each of four customers exceeded 10% of total sales, and aggregated to approximately 79% of total sales.  Those four customers represented approximately 38% of total accounts receivable at December 31, 2013.  For the year ended December 31, 2012, sales to each of five customers exceeded 10% of total sales, and aggregated to approximately 80% of total sales.