Form 10-Q
period 2014-03-31
ENERTECK CORP
filed 2014-05-19
CIK 1128353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

Yes ☐    No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 24,983,055 outstanding as of May 16, 2014.

ENERTECK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENERTECK CORPORATION

Index to Financial Information
Period Ended March 31, 2014

Page

Consolidated Financial Statements (Unaudited):

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Unaudited	Audited
	March 31, 2014	Dec. 31, 2013
ASSETS

Current assets
Cash	$18,753	$8,797
Inventory	243,958	254,724
Receivables – Trade	45,251	76,125
Prepaid Expenses	59,584	11,637
Total current assets	$367,546	$351,283

Intellectual Property	$150,000	150,000

Property and equipment, net of accumulated depreciation of $347,334 and $343,627, respectively	17,985	21,692
Total assets	$535,531	$522,975

LIAB. AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$157,764	$146,247
Shareholder advances and notes	2,115,000	2,015,000
Accrued compensation	2,355,668	2,254,632
	562,156	515,249
Accrued liabilities	63,849	54,743
Total current liabilities	$5,254,437	$4,985,871

Long Term Liabilities
Deferred Lease Liability	$6,568	$3,210
Total Long Term Liabilities	$6,568	$3,210

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
Common stock, $.001 par value, 100,000,000 shares authorized, 24,983,055 and 24,983,055 shares issued and outstanding, respectively	$24,983	$24,983
Common stock subscribed, 75,000 shares	37,500	37,500
Additional paid-in capital	25,284,768	25,284,768
Accumulated deficit	(30,072,725)	(29,813,357)
Total stockholders’ equity (deficit)	$(4,725,474)	$(4,466,106)

Total liabilities and stockholders’ equity	$535,531	$522,975

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2014 and 2013
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues	$74,686	$83,025
Cost of goods sold	12,893	14,171
Gross profit	$61,793	$68,854

General and Administrative Expenses:
Wages	$203,291	$203,989
Depreciation	3,707	8,812
Other Selling, Gen. & Admin. Exp.	67,226	127,096
Total Expenses	$274,224	$339,897

Operating loss	$(212,431)	$(271,043)

Interest Income	1	1
Other Income	(32)	(7)
Interest expense	(46,906)	(84,669)
Net Income (loss)	$(259,368)	$(355,718)

Net loss per share – basic and diluted:	$(0.01)	$(0.02)
Weighted average shares outstanding	25,058,054	23,514,119

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2014 and 2013
(Unaudited)

	March 31, 2014	March 31, 2013

Net (loss)	$(259,368)	$(355,718)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,707	49,332

Changes in operating assets and liabilities:
Accounts receivable	30,874	(26,652)
Inventory	10,765	8,498
Prepaid expenses and other	(47,946)	(48,130)
Accounts payable	11,517	(113,018)
Accrued interest payable	46,907	43,149
Accrued Liabilities	113,500	41,220
NET CASH USED IN OPERATING ACTIVITIES	$(90,044)	$(401,319)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	0	(1,563)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$0	$(1,563)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Sale of Common Stock	0	$150,000
Proceeds of Stockholder Notes Payable and Advances	100,000	250,000
CASH PROVIDED BY FINANCING ACTIVITIES	$100,000	$400,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$9,956	$(2,882)
Cash and cash equivalents, beginning of Quarter	8,797	24,324
Cash and cash equivalents, end of Quarter	$18,753	$21,442
Cash paid for:
Income tax	$0	$0
Interest	$0	$0

ENERTECK CORPORATION and SUBSIDIARY,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying Unaudited interim consolidated financial statements of EnerTeck Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in EnerTeck’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2013 as reported in the Form 10-K have been omitted.

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

Diluted net income (loss) per common share is computed by dividing the net income applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2014 and 2013, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

NOTE 5 – STOCK WARRANTS AND OPTIONS

Stock Warrants

During the first quarter of 2013, the Company issued to a consultant 400,000 warrants for services to be rendered with regard to the fund raising required for the Company to meet its upcoming requirements for operating funds and for extended testing with several potential new customers. Each warrant is exercisable into one share of common stock at $0.25 per share.

Other than the foregoing, there were no other warrants granted or exercised for the three months ended March 31, 2013 and for the three months ended March 31, 2014. A total of 400,048 warrants expired during the year ended December 31, 2013. No warrants expired during the three months ended March 31, 2013 and March 31, 2014. Warrants outstanding and exercisable as of March 31, 2014 are as follows:

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

The fair value of options at the date of grant was $137,505 and was recognized as non-cash compensation for the year ended December 31, 2013, as estimated using the Black-Scholes Model with the following weighted average assumptions for fiscal year 2013:

2013

Expected dividend yield	0.0%
Expected term	5.0 yrs
Expected volatility	350%
Risk-free interest rate	1.3%
Fair value per option	$.29

The fair value of warrants issued in 2013 at the date of grant was $100,000 and was recognized as non-cash compensation for the quarter ended December 31, 2013, as estimated using the Black-Scholes Model with the following weighted average assumptions:

2013

Expected dividend yield	0.0%
Expected term	7.0 yrs
Expected volatility	279%
Risk-free interest rate	1.0%
Fair value per warrant	$.25

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

Information regarding activity for stock options under our plan is as follows:

	2014		2013
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price

Outstanding at beginning of period	963,402	$.76	553,401	$.76
Options granted	0	0	0	0
Options exercised	0	0	0	0
Options forfeited/expired	(200,000)	1.00	(64,200)	.80

Outstanding at end of period	763,402	$.44	489,201	$.76

Options exercisable at end of period	763,402	489,201
Non-vested options at end of period	0	0
Weighted-average
Remaining contractual term – all options	3.4 yrs	2.1 yrs
Weighted-average
Remaining contractual term – vested options	3.4 yrs	2.1 yrs
Fair value of options vested during the period	$0	$0
Aggregate intrinsic value	$0	$0

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

During the three months ended March 31, 2014, such shareholder/director advanced the Company $100,000 to be applied to stock subscriptions expected to be issued in 2014. Such advances do not bear interest.

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

Negotiations are underway with such shareholder/director to restructure all of his debt and related interest receivable. The Company expects that this will be finalized during the second quarter of 2014.

NOTE 7 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2014, the Company incurred a net loss of $259,000. In addition, at March 31, 2014, the Company has an accumulated deficit of $30,072,725. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis. Management believes that sales revenues for the three months ended March 31, 2014 were considerably less than earlier anticipated primarily due to circumstances which have been corrected or are in the process of being corrected. Tests which were expected to be run and completed during 2013 were, for reasons beyond the company’s control either delayed or rescheduled completely into 2014 and are ongoing at this time. Management expected that marine, railroad and trucking sales would show significant increases in 2013 over what has been generated in the past. That did not materialize. This was caused by delays in the completion of long term client demonstrations for several extremely large new clients which were initially intended to be completed during 2013 and but were delayed and are continuing to take place during 2014. While it remains to be seen if all will be successful, it is believed that the final results will be in the Company’s favor and that the Company will show significant improvement over the next two years.

The Company has been able to generate working capital in the past through private placements and issuing promissory notes and believes that these avenues will remain available to the Company if additional financing is necessary. No assurance can be made that any of these efforts will be successful.

NOTE 8 — RECENTLY ISSUED AUTHORITATIVE ACCOUNTING GUIDANCE

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

RESULTS OF OPERATIONS

Revenues

We recorded $75,000 sales revenues for the three months and ended March 31, 2014 compared to sales revenues of $83,000 for the three ended March 31, 2013. The decrease in revenues for the first three months of 2014 compared to the prior year period was primarily due to the completion of longer than originally anticipated testing periods with several customers both old and new and along with other logistical problems caused by current levels of staffing. The primary source of revenue since 2011 has been from the sale of EnerBurn to oilfield service, heavy construction and maritime industries. As testing is either underway or completed with several potential customers and in new areas with existing customers, more sales should occur. It is expected that sales should show significant increases starting in the late second quarter and the remainder of 2014. In this regard, G2 Technologies, our new Certified Minority supplier and distributor, has advised us that several of its customers are projected to start using EnerBurn during the remainder of 2014.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $62,000 or 82.7% of sales for the three month period ended March 31, 2014, compared to $69,000 or 82.9% of sales for the three month period ended March 31, 2013. As testing is either underway or completed with several potential new customers and in new areas with existing customers, more sales should occur. As our overall volumes increase, we feel confident that there will be an improvement in the gross profit percentage as our manufacturing proficiency continues to improve for our core products. As testing has not as yet been completed and the Company has yet to begin commercial production of our patent pending PEx® technology, which will be custom built to meet the needs of each customer application, no prediction can be made with regard to the gross margins for this segment of the business.

Cost of goods sold was $13,000 for the three month period ended March 31, 2014, which represented 17.3% of revenues as compared to was $14,000 for the three month period ended March 31, 2013, which represented 17.1% of revenues. We have owned the EnerBurn technology and associated assets since its purchase in July 2006. Although our actual manufacturing function is performed for us by an unrelated third party under contract to us, we should continue to realize better gross margins through the manufacturing of our product lines, compared to those we achieved in the past when we purchased all of our products from an outside vendor.

Costs and Expenses

Operating expenses were $274,000 for the three months ended March 31, 2014 as compared to $340,000 for the three months ended March 31, 2013, a decrease of $66,000 primarily due to a decrease in other selling, general and administrative expenses and certain non cash events which took place in 2013. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses. While there has been a substantial increase in costs and expenses in recent years, it is felt that these increases will lead to a considerable increase in earnings potential in 2013 and future years though this has not been substantiated to date.

Net Loss

We reported a net loss of $259,000 during the three months ended March 31, 2014, as compared to net losses of $356,000 for the three months ended March 31, 2013. While we had sales of 75,000 in the first three months of 2014 compared to $83,000 sales for the prior year period, the decrease in selling, general and administrative expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 along with a decrease of $38,000 in interest expense resulted in our net loss being less for the period ended March 31, 2014 compared to the same period in 2013.

Net income in the future will be dependent upon our ability to successfully complete testing currently undertaken at Southwest Research for both our current and projected new markets and new product lines which are just now ready to go the marketplace. It is anticipated that expected tests in this and other area will increase revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses. Our gross margin resulting from our manufacturing of our products should help us in our ability to hopefully become profitable in the future.

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

G2 Technologies, our new Certified Minority supplier and distributor, had advised us that several of its new potential customers should start testing and using EnerBurn during the third and fourth quarters of 2014 and thereafter.

Since 2011, we have owned a 40% membership interest in a newly formed entity called EnerTeck Environmental, LLC (“EnerTeck Environmental”), which was formed for the purpose of marketing and selling a diesel fuel emission reduction technology with the creators of such specific technology. EnerTeck Environmental was formed as a joint venture with Indian Nation Technologies, LLC (“Indian Nation”) located in Comanche, Oklahoma for the testing and manufacture of an innovative new type of environmental equipment for the remediation of diesel engine emissions for diesel engines in the marine industry. Indian Nation has filed a patent for this equipment called PEx® (Particle Extraction) and we will hold the exclusive marketing rights for this technology for the various applications within the marine diesel industry. EnerTeck Environmental is working with Ingram Barge and is in the process of testing the prototype of the patent pending PEx technology for marine diesel engines. Testing was completed late in the fourth quarter of 2013. The results are now in the hands of the testing company for final analysis and the PEx technology is now pending approval from the California Air Resources Board (CARB).

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2014, we had working capital deficit of ($4,887,000) and a stockholders’ deficit of ($4,725,000) compared to a working capital deficit of ($4,635,000) and a stockholders’ deficit of ($4,466,000) on December 31, 2013. On March 31, 2014, we had $19,000 in cash, total assets of $536,000 and total liabilities of $5,261,000, compared to $9,000 in cash, total assets of $523,000 and total liabilities of $4,989,000 on December 31, 2013.

Net cash used in operating activities was $90,000 for the three months ended March 31, 2014, which was primarily due to a net loss of ($259,000), plus changes in prepaid expenses and other of ($48,000) offset by accounts receivable of $31,000, inventory of $11,000, accounts payable of $12,000, accrued interest payable of $47,000 and accrued liabilities of $114,000. Net cash used in operating activities was $401,000 for the three months ended March 31, 2013, which was primarily due to a net loss of ($356,000), plus changes in accounts receivable of ($27,000), prepaid expenses and other of ($48,000) and accounts payable of ($113,000), offset by changes in accrued interest payable of $43,000 and accrued liabilities of $41,000.

Cash provided by or used in investing activities was zero for the three months ended March 31, 2014 and was ($1,563) for three months ended March 31, 2013 which was due to capital expenditures.

Cash provided by financing activities was $100,000 for the three months ended March 31, 2014 from the proceeds from related party advances as compared to $400,000 for the three months ended March 31, 2013 from proceeds from the sale of common stock of $150,000 and related party notes and advances of $250,000.

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

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. During 2013, investment capital provided $771,000 for working capital from the proceeds from sales of common stock, loans and other advances.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues we will require additional investment to satisfy our contemplated cash requirements for the next 12 months. No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated. This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy. Management expects that sales should show increases in the latter part of 2014. No assurances can be made that we will be able to obtain required financial on terms acceptable to us or at all. Our contemplated cash requirements beyond 2014 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of March 31, 2014, such loans and advances from related parties total $2,115,000. Many of these loans are past due and certain others are due on demand. The Company does not expect any of such lenders to demand payment until the Company has adequate resources to pay back such loans and advances, although there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such lenders demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company. The principal lender has indicated that he wishes to convert the majority of his loans to common stock during 2014 and the Company expects that this should occur during the second quarter of this year, although there can be no assurance such will be the case or that such conversion will occur at all.

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

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed and the account is deemed uncollectible. Management has provided an allowance for doubtful accounts of $9,863 as of December 31, 2013 and March 31, 2014.

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

As a result of a review by management of its intangible asset and policies related thereto as of December 31, 2010, it was determined that a further impairment was required to be recorded. This impairment serves to reduce its intellectual property to an amount which management believes represents its fair value. This value would be considered a level 3 measurement under FASB ASC 820, Fair Value Measurements and Disclosures, since it is based on significant unobservable inputs. The Company will re-assess the value of this asset in future periods and make adjustments as considered necessary, rather than record additional amortization. No adjustment was required during the year ended December 31, 2013 and the three months ended March 31, 2014.

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

Diluted net income (loss) per common share is computed by dividing the net income applicable to common stockholders, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2013, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires an entity to present, either on the face of the financial statements or in the notes, the effects of significant amounts reclassified out of Accumulated other comprehensive loss on the respective line items of the Consolidated Statements of (Loss) Income and to cross-reference to other required disclosures, where applicable. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. There was no material impact to our consolidated financial position, results of operations or cash flows upon adoption of this guidance.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

_______________
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

ENERTECK CORPORATION (Registrant)

Dated: May 19, 2014	By:	/s/ Dwaine Reese
Dwaine Reese, Chief Executive Officer (Principal Executive Officer)

Dated: May 19, 2014	By:	/s/ Richard B. Dicks
Richard B. Dicks, Chief Financial Officer (Principal Financial Officer)