Form 10-Q
period 2014-06-30
ENERTECK CORP
filed 2014-08-13
CIK 1128353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 24,983,055 outstanding as of August 13, 2014.

ENERTECK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENERTECK CORPORATION

Index to Financial Information
Period Ended June 30, 2014

Page

Consolidated Financial Statements (Unaudited):

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Consolidated Financial Statements	F-4

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	Dec. 31, 2013
	Unaudited	Audited
ASSETS
Current assets
Cash	$40,859	$8,797
Inventory	238,044	254,724
Receivables – Trade	74,646	76,125
Prepaid Expenses	43,333	11,637
Total current assets	$396,882	$351,283

Intellectual Property	$150,000	150,000
Property and equipment, net of accumulated depreciation of $351,041 and $343,627, respectively	14,278	21,692
Total assets	$561,160	$522,975

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$173,137	$146,247
Shareholder advances and notes	2,265,000	2,015,000
Accrued compensation	2,476,588	2,254,632
Accrued Interest	610,575	515,249
Accrued liabilities	67,956	54,743
Total current liabilities	$5,593,256	$4,985,871

Long Term Liabilities
Deferred Lease Liability	$14,738	$3,210
Total Long Term Liabilities	$14,738	$3,210

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 24,983,055 and 24,983,055 shares issued and outstanding, respectively	24,983	24,983
Common stock subscribed, 75,000 shares	37,500	37,500
Additional paid-in capital	25,284,768	25,284,768
Accumulated deficit	(30,394,085)	(29,813,357)
Total stockholders’ equity (deficit)	(5,046,834)	(4,466,106)

Total liabilities and stockholders’ equity	$561,160	$522,975

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$42,388	$90,561	$117,074	$173,585
Cost of goods sold	7,051	24,809	19,944	38,980
Gross profit	$35,337	$65,752	$97,130	$134,605

General and Administrative Expenses:
Wages	$200,752	$200,794	$404,043	$404,783
Non-cash compensation	0	0	0	0
Depreciation	3,707	8,812	7,414	17,624
Other Selling, Gen. & Admin. Exp.	103,888	154,210	171,114	281,305
Total Expenses	$308,347	$363,816	$582,571	$703,712

Operating loss	$(273,010)	$(298,064)	$(485,441)	$(569,107)

Interest Income	$1	$2	$3	$3
Other Income	69	650	37	643
Interest expense	(48,420)	(84,052)	(95,327)	(168,721)
Net Income (loss)	$(321,360)	$(381,464)	$(580,728)	$(737,182)

Net Loss per Share: Basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	25,058,054	24,302,697	25,058,054	23,910,587

ENERTECK CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended June 30, 2014 and 2013 (Unaudited)

	June 30,	June 30,
	2014	2013
Net (loss)	$(580,728)	$(737,182)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	7,414	97,657
Changes in operating assets and liabilities:
Accounts receivable	1,479	(15,800)
Inventory	16,678	(39,954)
Prepaid expenses and other	(31,696)	(33,285)
Accounts payable	26,891	(34,093)
Accrued interest payable	95,327	87,689
Accrued Liabilities	246,697	116,917
NET CASH USED IN OPERATING ACTIVITIES	$(217,938)	$(558,051)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$0	$(1,563)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$0	$(1,563)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Sale of Common Stock	$0	$605,500
Proceeds of Stockholder Notes Payable and Advances	250,000	0
CASH PROVIDED BY FINANCING ACTIVITIES	$250,000	$605,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$32,062	$45,886
Cash and cash equivalents, beginning of Quarter	8,797	24,324
Cash and cash equivalents, end of Quarter	$40,859	$70,210
Cash paid for:
Income tax	$0	$0
Interest	$0	$0

ENERTECK CORPORATION and SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

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

NOTE 2 — INCOME (LOSS) PER COMMON SHARE

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

NOTE 3 — INTELLECTUAL PROPERTY

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

NOTE 4 — STOCKHOLDERS' EQUITY

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

NOTE 5 — STOCK WARRANTS AND OPTIONS

Stock Warrants

During the first quarter of 2013, the Company issued to a consultant 400,000 warrants for services to be rendered with regard to the fund raising required for the Company to meet its upcoming requirements for operating funds and for extended testing with several potential new customers. Each warrant is exercisable into one share of common stock at $0.25 per share.

Other than the foregoing, there were no other warrants granted or exercised for the three months ended June 30, 2013 and for the three months ended June 30, 2014. A total of 400,048 warrants expired during the year ended December 31, 2013. No warrants expired during the three months ended June 30, 2013 and June 30, 2014. Warrants outstanding and exercisable as of June 30, 2014 are as follows:

		Weighted
	Number of	Average Remaining	Exercisable Number of
Exercise Price	Warrants	Life	Warrant
$0.60	3,590,000	2.2	3,590,000
$0.75	100,000	2.3	100,000
$0.50	166,667	2.5	166,667
$0.25	400,000	5.5	400,000
	4,256,667		4,256,667

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

Information regarding activity for stock options under our plan is as follows:

	2014		2013
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price

Outstanding at beginning of period	963,402	$.76	553,401	$.76
Options granted	0	0	0	0
Options exercised	0	0	0	0
Options forfeited/expired	(200,000)	1.00	(64,200)	.80

Outstanding at end of period	763,402	$.44	489,201	$.76
Options exercisable at end of period	763,402		489,201
Non-vested options at end of period	0		0
Weighted-average
Remaining contractual term – all options	3.2 yrs		2.1 yrs
Weighted-average
Remaining contractual term – vested options	3.2 yrs		2.1 yrs
Fair value of options vested during the period	$0		$0
Aggregate intrinsic value	$0		$0

NOTE 6 — RELATED PARTY NOTES AND ADVANCES

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

During the six months ended June 30, 2014, such shareholder/director advanced the Company $200,000 to be applied to stock subscriptions expected to be issued in 2014. Such advances do not bear interest.

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

Negotiations are underway with such shareholder/director to restructure all of his debt and related interest receivable. The Company expects that this will be finalized during the third quarter of 2014.

NOTE 7 — ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2014, the Company incurred a net loss of $581,000. In addition, at June 30, 2014, the Company has an accumulated deficit of $30,394,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis. Management believes that sales revenues for the three months ended June 30, 2014 were considerably less than earlier anticipated primarily due to circumstances which have been corrected or are in the process of being corrected. Tests which were expected to be run and completed during 2013 were, for reasons beyond the Company’s control either delayed or rescheduled completely into 2014 and are ongoing at this time. Management expected that marine, railroad and trucking sales would show significant increases in 2013 over what has been generated in the past. That did not materialize. This was caused by delays in the completion of long term client demonstrations for several extremely large new clients which were initially intended to be completed during 2013 and but were delayed and are continuing to take place during 2014. While it remains to be seen if all will be successful, it is believed that the final results will be in the Company’s favor and that the Company will show significant improvement over the next two years.

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

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This new guidance is effective for the Company beginning January 1, 2015. The Company does not expect the adoption of ASU 2014-08 will have a material effect upon its financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual and interim reporting periods beginning on or after December 15, 2016, and early adoption is not permitted. ASU 2014-09 permits the use of two transition methods, either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected a transition method, and is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-12, “Stock Compensation – Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period.” The amendment applies to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. A reporting entity should apply existing guidance in ASC Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in ASU 2014-12 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted. This guidance is not expected to have a material impact on our financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 9 — SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 2014, the Company sold to an accredited investor in a private placement offering 390,000 shares of common stock of the Company at $0.20 per share or $78,000 in the aggregate, $50,000 of which was advanced in the second quarter of 2014.

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

RESULTS OF OPERATIONS

Revenues

We recorded sales revenues of $43,000 for the three months and $117,000 for the six months ended June 30, 2014 compared to sales revenues of $91,000 for the three months and $174,000 for the six months ended June 30, 2013. The decrease in revenues for the first three month and six month periods of 2014 compared to the prior year period was primarily due to the longer than originally anticipated testing periods with several customers both old and new and along with other logistical problems caused by current levels of staffing. The primary source of revenue since 2011 has been from the sale of EnerBurn to oilfield service, heavy construction and maritime industries. As testing is either underway or completed with several potential customers and in new areas with existing customers, more sales should occur. It is expected that sales should show significant increases starting in the third quarter and the remainder of 2014.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $35,000 or 83.3% of sales for the three month period and $97,000 or 83.0% of sales for the six month period ended June 30, 2014. This is compared to $66,000 or 72.6% of sales for the three month period and $135,000 or 77.5% of sales for the six month period ended June 30, 2013. As testing is either underway or completed with several potential new customers and in new areas with existing customers, more sales should occur.

Cost of goods sold was $7,000 for the three month and $20,000 for the six month periods ended June 30, 2014, which represented 16.7% and 17.0% of revenues respectively, as compared to was $25,000 and $39,000 for the three and six month periods ended June 30, 2013, which represented 27.4% and 22.5% of revenues. Although our actual manufacturing function is performed for us by an unrelated third party under contract to us, we should continue to realize better gross margins through the manufacturing of our product lines, compared to those we achieved in the past when we purchased all of our products from an outside vendor.

Costs and Expenses

Operating expenses were $308,000 for the three months and $583,000 for the six months ended June 30, 2014 as compared to $364,000 for the three months and $704,000 for the six months ended June 30, 2013. Such change for the six months ended June 30, 2014 compared to the prior year period is primarily due to a decrease in other selling, general and administrative expenses during the first two quarters while we have waited for final testing by two potentially large customers. Testing is successfully completed now for one of those two customers and it now remains to be seen how long actual implementation of the program for these customers will take. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses. While there has been a substantial decrease in costs and expenses in recent years, it is felt that these costs will likely increase later in 2014 and in future years to allow for the servicing of these clients.

Net Loss

We reported a net loss of $321,000 during the three months and $581,000 during the six months ended June 30, 2014, as compared to a net loss of $381,000 for the three months and $737,000 for the six months ended June 30, 2013. While we had sales of $42,000 and $117,000 in the three and six months ended June 30, 2014 compared to $91,000 and $174,000 in the three and six months ended June 30, 2013, the decrease in other selling, general and administrative expenses for the three and six months ended June 30, 2014 compared to the prior year periods along with a decrease of $36,000 and $85,000 in interest expense for the three and six months ended June 30, 2014 resulted in our net loss being less for the three and six month periods ended June 30, 2014 compared to the same periods in 2014.

Net income in the near future will be dependent greatly upon our ability, along with that of our dosing equipment manufacturer, Hammonds Technical Service, to supply the required injection equipment and EnerBurn for the servicing of our large new oilfield service industry client. Equally important will be the successful completion of testing currently underway at Southwest Research Institute, which should happen early in the fourth quarter of 2014. It is anticipated that the expected test results will increase revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses. Our gross margin resulting from our manufacturing of our products should help us in our ability to hopefully become profitable in the future.

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

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2014, we had a working capital deficit of ($5,196,000) and a stockholders’ deficit of ($5,047,000) compared to a working capital deficit of ($4,635,000) and a stockholders’ deficit of ($4,466,000) on December 31, 2013. On June 30, 2014, we had $41,000 in cash, total assets of $561,000 and total liabilities of $5.608,000, compared to $9,000 in cash, total assets of $523,000 and total liabilities of $4,989,000 on December 31, 2013.

Net cash used in operating activities was $218,000 for the six months ended June 30, 2014, which was primarily due to a net loss of ($581,000), plus changes in prepaid expenses and other of ($32,000), offset by changes in inventory of $17,000, and changes in accounts payable of $27,000, accrued interest payable of $95,000 and accrued liabilities of $247,000. Net cash used in operating activities was $558,000 for the six months ended June 30, 2013, which was primarily due to a net loss of ($737,000), plus changes in inventory of ($40,000), prepaid expenses and other of ($33,000) and accounts payable of ($34,000), offset by changes in accounts receivable of ($15,800), along with changes in accrued interest payable of $88,000 and accrued liabilities of $117,000.

For the six months ended June 30, 2014, we had no cash used in investing activities as compared to cash used in investing activities of ($1,600) for the six months ended June 30, 2013 from capital expenditures incurred in the period.

Cash provided by financing activities was $250,000 for the six months ended June 30, 2014 due to proceeds from related party advances as compared to $606,000 for the six months ended June 30, 2013 due to proceeds from the sale of common stock.

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

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of June 30, 2014, such loans and advances from related parties total $2,265,000. Many of these loans are past due and certain others are due on demand. The Company does not expect any of such lenders to demand payment until the Company has adequate resources to pay back such loans and advances, although there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such lenders demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company. The principal lender has indicated that he wishes to convert the majority of his loans to common stock during 2014 and the Company expects that this should occur during the third quarter of this year, although there can be no assurance such will be the case or that such conversion will occur at all.

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

Finished product amounted to approximately $55,000 and $72,000 at June 30, 2014 and December 31, 2013, respectively: the remaining inventory comprises raw materials.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed and the account is deemed uncollectible. Management has provided an allowance for doubtful accounts of $9,863 as of December 31, 2013 and June 30, 2014.

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

 As a result of a review by management of its intangible asset and policies related thereto as of December 31, 2010, it was determined that a further impairment was required to be recorded. This impairment serves to reduce its intellectual property to an amount which management believes represents its fair value. This value would be considered a level 3 measurement under FASB ASC 820, Fair Value Measurements and Disclosures, since it is based on significant unobservable inputs. The Company will re-assess the value of this asset in future periods and make adjustments as considered necessary, rather than record additional amortization. No adjustment was required during the year ended December 31, 2013 and the six months ended June 30, 2014.

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

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This new guidance is effective for the Company beginning January 1, 2015. The Company does not expect the adoption of ASU 2014-08 will have a material effect upon its financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual and interim reporting periods beginning on or after December 15, 2016, and early adoption is not permitted. ASU 2014-09 permits the use of two transition methods, either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected a transition method, and is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-12, “Stock Compensation – Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period.” The amendment applies to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. A reporting entity should apply existing guidance in ASC Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in ASU 2014-12 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted. This guidance is not expected to have a material impact on our financial condition or results of operations.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

______________
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

ENERTECK CORPORATION
(Registrant)

Date: August 13, 2014	By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2014	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)