Form 10-K
period 2014-12-31
ENERTECK CORP
filed 2015-04-15
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (15,229,293) as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,589,000. The number of shares outstanding of the Common Stock ($.001 par value) of the registrant as of the close of business on March 30, 2015 was 26,288,055.

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

G2 Technologies, our new Certified Minority supplier and distributor, had advised us that several of its customers would start using EnerBurn. We are hopeful that sales will commence during 2015.

As indicated above, since the first quarter of 2011, we have owned a 40% membership interest in a newly formed entity called EnerTeck Environmental, LLC (“EnerTeck Environmental”), which was formed for the purpose of marketing and selling a diesel fuel emission reduction technology with the creators of such specific technology. EnerTeck Environmental was formed as a joint venture with Indian Nation Technologies, LLC (“Indian Nation”) located in Comanche, Oklahoma for the testing and manufacture of an innovative new type of environmental equipment for the remediation of diesel engine emissions for diesel engines in the marine industry. Indian Nation has filed a patent for this equipment called PEx® (Particle Extraction) and we will hold the exclusive marketing rights for this technology for the various applications within the marine diesel industry. Testing commenced late in the first quarters of 2011 on a towboat located on the Mississippi River. The test on the PEx technology has been successfully completed and we have been awaiting further action by the independent testing company, with regard to receiving California Air Quality Control Board (CARB) approval. Unfortunately, the testing company has been hit with separate business reversals and at this time it appears that it may be necessary to rerun the tests with a new independent testing group before further progress can be made on achieving CARB and other approvals. It is anticipated that acceptance of this technology will open vast new marketing opportunities for us in the coming years.

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

Diesel fuel has other properties that affect its performance and impact on the environment as well. The main problems associated with diesel fuel include:

•	Difficulty getting it to start burning
•	Difficulty getting it to burn completely
•	Tendency to wax and gel
•	With introduction of low sulfur fuel, reduced lubrication
•	Soot clogging injector nozzles
•	Particulate emissions
•	Water in the fuel
•	Bacterial growth

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

A new test was completed during the first quarter of 2015 by one of our largest customers at SWRI to demonstrate the effectiveness of EnerBurn on newly developed, more efficient running diesel engines, the results of which have not been fully analyzed and reported to the Company as of the date of this report. Management believes that a successful result from this test should lead to significant new business in the marine, rail and other industries.

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

Overview of Worldwide Diesel Fuel Consumption

The U.S. Department of Energy, Energy Information Administration (“EIA”) estimates that worldwide annual consumption of diesel fuel for 2010 was approximately 25,132 thousand barrels per day, with the United States ranked first at 3,800 thousand barrels per day, China ranked second at 3,010 thousand barrels per day and India ranked third at 1,201 thousand barrels per day.

Domestic Diesel Fuel Consumption

Based on further EIA published data, the following table* depicts domestic distillate fuel oil consumption by end use for 2013.

Energy Use	2013 (Thousand Gallons)

U.S. Total	58,107,155
Residential	3,536,111
Commercial	2,471,897
Industrial	2,271,056
Oil Company	1,751,162
Farm	3,026,611
Electric Power	465,334
Railroad	3,369,781
Vessel Bunkering	1,675,521
On-Highway	37,330,008
Military	146,356
Off-Highway	2,063,319

___________

* Sources: Energy Information Administration’s “Fuel Oil and Kerosene Sales 2013,” published January 2015. Totals may not equal sum of components due to independent rounding.

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

Our business is impacted by air quality regulations and other regulations governing vehicle emissions as well as emissions from stationary engines. If such regulations were abandoned or determined to be invalid, its prospects may be adversely affected. As an example, if crude oil and resulting diesel prices were to reach or approach historical lows, the emphasis for fuel efficiency would be diminished, potentially impacting sales velocity of the products, consequently adversely affecting our performance. Typically, there are registration and regulation requirements for fuel additives in each country in which they are sold. In the United States, fuel and fuel additives are registered and regulated pursuant to Section 211 of the Clean Air Act. 40 CFR Part 79 and 80 specifically relates to the registration of fuels and fuel additives.

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

OUR ABILITY TO CONTINUE AS A GOING CONCERN. The accompanying financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the years ended December 31, 2014 and 2013, we incurred recurring net losses of $1,290,000 and $1,705,000, respectively. In addition, at December 31, 2014, we have an accumulated deficit of $31,104,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. Management believes that sales revenues for 2014 and 2013 were considerably less than earlier anticipated primarily due to circumstances which have been corrected or are in the process of being corrected. Tests which were expected to be run and completed during 2013 were, for reasons beyond the company’s control either delayed or rescheduled completely into 2014 and are ongoing at this time. Management expected that marine, railroad and trucking sales would show significant increases in 2013 and 2014 over what has been generated in the past. That did not materialize. This was caused by delays in the completion of long term client demonstrations for several extremely large new clients which were initially intended to be completed during 2014 and but were delayed and are continuing to take place during 2015. While it remains to be seen if all will be successful, it is believed that the final results will be in our favor and that the company will show significant improvement over the next two years.

We have been able to generate working capital in the past through private placements and issuing promissory notes and believe that these avenues will remain available to the Company if additional financing is necessary. No assurance can be made that any of these efforts will be successful.

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE AND WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES AND OUR FINANCIAL RESULTS. For the years ended December 31, 2014 and 2013, we generated revenues of $186,000 and $278,000, respectively, and incurred net losses of $1,290,000 and $1,705,000, respectively. Continued failure to increase our revenues significantly will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to maintain its current improvement, or our operating expenses exceed our expectations, our operating results will suffer. If we are unable to sell our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.

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

THE COMPANY NEEDS TO MAINTAIN ENERBURN’S EPA REGISTRATIONS. In accordance with the regulations promulgated under the US Clean Air Act, manufacturers (including importers) of gasoline, diesel fuel and additives for gasoline or diesel fuel, are required to have their products registered with the EPA prior to their introduction into the market place. Currently, EnerBurn products have two such registrations (EPA # 5805A and 5931A). However, unforeseen future changes to the registration requirements may be made, and these products, or either one of them, may not be able to qualify for registration under such new requirements. The loss of the EPA registrations or restrictions on the current registrations could have an adverse effect on our business and plan of operation.

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

RELATED PARTY NOTES AND ADVANCES PRESENT A SIGNIFICANT RISK. Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of December 31, 2014, such loans and advances from related parties total $2,315,000. Many of these loans are past due and certain others are due on demand. Although the Company does not expect any of such lenders to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This presents a significant risk to the Company in that in the event any of such lenders demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

Risks Related To Our Common Stock

WE HAVE ISSUED A SUBSTANTIAL NUMBER OF WARRANTS TO PURCHASE OUR COMMON STOCK WHICH WILL RESULT IN SUBSTANTIAL DILUTION TO THE OWNERSHIP INTERESTS OF OUR EXISTING SHAREHOLDERS. As of December 31, 2014, we had 25,598,055 shares of common stock outstanding. Up to an additional 4,256,667 shares are issuable upon the exercise of the warrants currently outstanding and up to 823,369 shares are issuable upon exercise of options currently outstanding. The exercise of all of these warrants and options will substantially dilute the ownership interests of our existing shareholders.

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

Item 2. Properties.

We do not own any real estate. We lease approximately 2,722 square feet of space for our executive offices at 10701 Corporate Drive, Suite No. 150, Stafford, Texas. Such lease, which commenced on February 1, 2001, had an original term of three years and has been extended to August 31, 2019. Rent expense for the years ended December 31, 2014 and December 31, 2013 totaled approximately $51,305 and $54,491, respectively. Management believes that the current facility is adequate for the foreseeable future.

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

Year ended December 31, 2013:	High	Low
Jan. 1, 2013 to March 31, 2013	$0.79	$0.25
April l, 2013 to June 30, 2013	$0.49	$0.08
July 1, 2013 to Sept. 30, 2013	$0.40	$0.24
Oct. 1, 2013 to Dec. 31, 2013	$0.34	$0.15

Year ended December 31, 2014:	High	Low
Jan. 1, 2014 to March 31, 2014	$0.27	$0.14
April l, 2014 to June 30, 2014	$0.27	$0.14
July 1, 2014 to Sept. 30, 2014	$0.34	$0.14
Oct. 1, 2014 to Dec. 31, 2014	$0.35	$0.10

Holders

As of December 31, 2014, there were approximately 933 stockholders of record of the Company’s Common Stock. This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal years ended December 31, 2013 and 2014 that were not registered under the Securities Act of 1933, as amended:

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

During the first quarter of 2013, we granted 400,000 warrants to an unrelated third party for services rendered. These warrants have an exercise price of $0.25 per share which warrants can be exercised on a cash or net exercise basis, provided, however, that in no event shall the holder receive total proceeds of less than $100,000 upon a net exercise of the warrants. Such warrants have a term of seven years. Pursuant to a Settlement Agreement and Release effective as of February 26, 2015, such warrants were cancelled and in place thereof we paid $62,500 and issued 100,000 shares of our common stock to such third party. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

During the third quarter of 2014, the Company sold to one accredited investor in a private placement offering 515,000 shares of common stock at $0.20 per share of common stock of the Company. These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

During the fourth quarter of 2014, the Company sold to one accredited investor in a private placement offering 100,000 shares of common stock at $0.20 per share of common stock of the Company. These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

During the fourth quarter of 2014, options to acquire 124,167 shares were issued under our 2003 Stock Option Plan to five employees which options are immediately exercisable. These options have an exercise price of $0.30 per share and expire in five years from their issue date.

Equity Compensation Plan Information

Information regarding equity compensations plans, as of December 31, 2014, is set forth in the table below:

	Number of securities to be issued upon exercise ofoutstanding options,	Weighted-average exercise price of outstanding options,	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected
Plan category	warrants and rights (a)	warrants and rights (b)	in column (a)) (c)

Equity compensation plans approved by security holders	823,369(1)	$0.41	426,631(1)

Equity compensation plans not approved by security holders	4,256,667(2)	$0.57	N/A

Total	5,080,036	$0.54	426,631

___________

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

Results of Operations

Revenues

We recognized revenues of $186,000 for the year ended December 31, 2014, compared to revenues of $278,000 for the year ended December 31, 2013, a decrease in revenues of $92,000. The primary source of revenue for the years ended December 31, 2014 and 2013 is from the sale of EnerBurn to oilfield service, heavy construction and maritime industries. The price levels of product sold in 2014 was relatively comparable to pricing in 2013. This low level in revenues can be traced primarily to delays in completion of important product testing projects and a related lack of new customers. As testing is either underway or completed with several potential new customers and in new areas with existing customers, more sales should occur. It is expected that sales should show significant increases throughout 2015.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $154,000 or 82.6% of sales for the year ended December 31, 2014, compared to $211,000 or 76.0% of sales for the year ended December 31, 2013. The gross profit percentage increased 6.6% for the 2014 calendar year compared to the 2013 calendar year due primarily to the mix between chemical and equipment sales, with chemical sales having a slightly higher margin. As our overall volumes increase, we feel confident that there will be an improvement in the gross profit percentage as our manufacturing proficiency continues to improve for our core products. As testing has not as yet been validated and the Company has yet to begin commercial production of our patent pending PEx® technology, which will be custom built to meet the needs of each customer application, no prediction can be made with regard to the gross margins for this segment of the business.

Cost of goods sold was $32,000 for the 2014 calendar year which represented 17.4% of revenues compared to $67,000 for the 2013 calendar year which represented 24.0% of revenues. The decrease in cost of goods sold as a percentage of revenues primarily reflects a slight decrease in overall product cost from our initiation of manufacturing of our products and the sale of less dosing equipment. We have owned the EnerBurn technology and associated assets since its purchase in July 2006. Although our actual manufacturing function is performed for us by an unrelated third party under contract to us, we should continue to realize better gross margins through the manufacturing of our product lines, compared to those we achieved in the past when we purchased all of our products from an outside vendor.

Cost and Expenses

Costs and expenses for operations decreased to $1,199,000 for the year ended December 31, 2014 from $1,570,000 for the year ended December 31, 2013, a decrease of $371,000, primarily due to a decrease in Non-Cash Compensation and Other Selling and G & A expenses. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses. There was a substantial increase in costs and expenses for 2013 and 2012 over prior years, while 2014 was more in line with the years prior to 2012.

Net Loss

Total net loss for the year ended December 31, 2014, was $1,290,000 as compared to a total net loss of $1,705,000 for the year ended December 31, 2013. This amounts to a decrease in net loss for the year ended December 31, 2013 of $415,000 as compared with the year ended December 31, 2013. While sales failed to improve in 2014 compared to the prior year, lack of revenues were offset by decreases in non-cash compensation for the issuance of options and warrants and overall selling and administrative expenses. Net income in the future will be dependent upon our ability to successfully complete testing in our projected new markets and new product lines and to increase revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses. Our gross margin resulting from our manufacturing of our products should help us in our ability to hopefully become profitable in the future.

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

As testing continues with potential new customers and in new areas with existing customers, more sales should hopefully occur. In addition, due primarily to environmental benefits which have been shown to be derived from the use of our primary product, EnerBurn, certain markets in underdeveloped countries have shown significant interest in our products which we believe may lead to substantial business in the future.

As indicated above, since the first quarter of 2011, we have owned a 40% membership interest in a newly formed entity called EnerTeck Environmental, LLC (“EnerTeck Environmental”), which was formed for the purpose of marketing and selling a diesel fuel emission reduction technology with the creators of such specific technology. EnerTeck Environmental was formed as a joint venture with Indian Nation Technologies, LLC (“Indian Nation”) located in Comanche, Oklahoma for the testing and manufacture of an innovative new type of environmental equipment for the remediation of diesel engine emissions for diesel engines in the marine industry. Indian Nation has filed a patent for this equipment called PEx® (Particle Extraction) and we will hold the exclusive marketing rights for this technology for the various applications within the marine diesel industry. EnerTeck Environmental worked with Ingram Barge on the process of testing the prototype of the patent pending PEx technology for marine diesel engines. Testing was completed late in the fourth quarter of 2013. While from all visible indications, testing was a success, financial reversals on the part of the independent testing company, not related to this test, have brought progress on this project to a stop. The test results remain in the hands of the testing company for final analysis and the PEx technology is now pending approval from the California Air Resources Board (CARB). Unless this data is completed and presented to CARB, the entire test will have to be redone and some future date.

Liquidity and Capital Resources

On December 31, 2014, we had working capital deficit of ($5,751,000) and stockholders’ deficit of ($5,609,000) compared to working capital deficit of ($4,635,000) and stockholders’ deficit of ($4,466,000) on December 31, 2013. The majority of the decrease in equity stems from poor sales and the issuance of noncash compensation. On December 31, 2014, the Company had $8,000 in cash, total assets of $375,000 and total liabilities of $5,984,000, compared to $9,000 in cash, total assets of $523,000 and total liabilities of $4,989,000 on December 31, 2013.

Net cash used in operating activities was $424,000 for the year ended December 31, 2014, which was primarily due to a net loss of ($1,290,000) for the year ended December 31, 2014, depreciation and other non-cash charges of $40,000, decrease of inventory of $86,000 and in accounts payable of $12,000, partially offset by increases in accrued interest payable of $196,000 and accrued liabilities of $473,000. Net cash used in operating activities was $785,000 for the year ended December 31, 2013, which was primarily due to a net loss of ($1,705,000) for the year ended December 31, 2013, other non-cash charges of $138,000, in inventory of ($52,000) and in accounts payable of ($73,000), partially offset by depreciation and amortization of $177,000, decrease in accounts receivable of $15,000, and increases in accrued interest payable of $181,000 and accrued liabilities of $332,000.

There was no cash from or used by investing activities during calendar year 2014 compared to $1,600 for the year ended December 31, 2013 which was the result of the purchase of assets.

Cash provided by financing activities was $423,000 for the year ended December 31, 2014 from the proceeds from the sale of common stock of $123,000 and advances from a related party of $300,000. Cash provided by financing activities was $770,000 for the year ended December 31, 2013 from the proceeds from the sale of common stock of $596,000 and advances from a related party of $175,000.

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

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. During 2014 and 2013, financing activities provided $423,000 and $771,000, respectively, for working capital from the proceeds from sales of common stock, loans and other advances.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues we will require additional investment to satisfy our contemplated cash requirements for the next 12 months. No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated. This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy. Management expects that sales should show increases in 2015. No assurances can be made that we will be able to obtain required financial on terms acceptable to us or at all. Our contemplated cash requirements beyond 2015 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of December 31, 2014, such loans and advances from related parties total $2,315,000. Many of these loans are past due and certain others are due on demand. The Company does not expect any of such lenders to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such lenders demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company. The principal lender has indicated that he wishes to convert the majority of his loans to common stock during 2015 and the Company expects that this should occur during the 2015 calendar year, although there can be no assurance such will be the case or that such conversion will occur at all.

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

Included in inventory at December 31, 2010, were three large Hammonds EnerBurn doser systems amounting to $57,000 which were projected to be transferred to marine customers during 2010, but in 2011 were traded for injection units which are more universally adaptable to other customers. Included in inventory at December 31, 2013 and 2012, are various injector units and R & D Equipment amounting to $42,000 and $65,000, respectively. Testing of our newly developed Marine PEX beta unit which is currently included in Inventory was originally scheduled to occur prior to the end of the second quarter of 2013. This was delayed due to monitoring equipment requirements requested by the California Air Resources Board regulations and testing was completed late in the fourth quarter of 2013. The results are now in the hands of the testing company for final analysis and presentation to the California Air Resources Board (CARB).

Finished product amounted to approximately $9,000 and $72,000 at December 31, 2014 and 2013, respectively: the remaining inventory comprises raw materials. Approximately $34,000 of finished goods inventory located in remote locations was determined to be unrealizable and was charged to operations in 2014.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed and the account is deemed uncollectible. Management has provided an allowance for doubtful accounts of $32,009 as of December 31, 2014.

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

 As a result of a review by management of its intangible asset and policies related thereto as of December 31, 2010, it was determined that a further impairment was required to be recorded. This impairment serves to reduce its intellectual property to an amount which management believes represents its fair value. This value would be considered a level 3 measurement under FASB ASC 820, Fair Value Measurements and Disclosures, since it is based on significant unobservable inputs. The Company will re-assess the value of this asset in future periods and make adjustments as considered necessary, rather than record additional amortization. No adjustment was required during the years ended December 31, 2014 and December 31, 2013.

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

The current and deferred tax provisions in the financial statements include consideration of uncertain tax positions in accordance with FASB ASC 740, Income Taxes. Management believes there are no significant uncertain tax positions, so no adjustments have been reported from adoption of FASB ASC 740. The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The Company is no longer subject to income tax examinations by the Internal Revenue Service for years prior to 2011. For state tax jurisdictions, the Company is no longer subject to income tax examinations for years prior to 2010.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” ("ASU 2014-15"). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. The update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective beginning in the first quarter of 2017. Early application is permitted. The Company is currently evaluating the effect that the updated standard will have on the financial statements and related disclosures.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force.” The amendments in this update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this ASU are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption of ASU 2014-17 did not have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This Update is issued as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The Company does not expect the adoption of ASU 2015-01 to have material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this update make changes to consolidation guidance to address concerns of stakeholders that current accounting for certain legal entities might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect this adoption to have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03 – “Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset, consistent with debt discounts. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update is effective for fiscal years beginning after December 15, 2015, and required retrospective application. Early adoption permitted for financial statements that have not been previously issued. We do not expect this adoption to have a material impact on our financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Name	Age	Present Position and Offices	Has Served as Director Since

Dwaine Reese	72	Chairman of the Board, Chief Executive Officer and Director	January 2003
Gary B. Aman	67	President and Director	March 2005
Jack D. Cowles	54	Director	March 2005
Thomas F. Donino	53	Director	December 2005
Richard B. Dicks	67	Chief Financial Officer	-

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

RICHARD B. DICKS has been Chief Financial Officer of the Company since December 2005. Mr. Dicks is a certified public accountant and since January 1985 has operated his own accounting practice focusing on tax, financial, cash management and MAS services. In addition, from July 1993 to December 2001, Mr. Dicks was President and Chief Executive Officer of Combustion Process Manufacturing Corporation, located in Houston, Texas. Mr. Dicks received a Bachelor’s Degree from Oklahoma State University in 1969.

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

Based solely on the Company’s review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the year ended December 31, 2014, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

Item 11. Executive Compensation.

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2014 and December 31, 2013, of those persons who were, (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Dwaine Reese, Chairman of the Board and	2014	$250,000	$0	$0	$8,304	(1)	$0	$0	$0	$258,304
Chief Executive Officer	2013	$250,000	$0	$0	$31,414		$0	$0	$0	$281,414

Gary B. Aman,	2014	$200,000	$0	$0	$6,643	(1)	$0	$0	$0	$206,643
President	2013	$200,000	$0	$0	$77,326		$0	$0	$0	$277,326

__________________

(1) Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC 718 in connection with options and warrants granted as compensation. Does not include information with respect to warrants granted to Mr. Aman as and for additional consideration for previous loans made to the Company.

Equity Awards

The following table provides certain information concerning equity awards held by the named executive officers as of December 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
Name	No. of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested (#)
Dwaine Reese	83,334	-0-	$0.60	8/9/2016	-0-	-0-
	250,000	-0-	$0.60	8/9/2016	-0-	-0-
	108,334	-0-	$0.35	7/19/2018	-0-	-0-
	41,667	-0-	$0.30	10/1/2019	-0-	-0-

Gary Aman	66,667	-0-	$0.60	8/9/2016	-0-	-0-
	250,000	-0-	$0.60	8/9/2016	-0-	-0-
	266,667	-0-	$0.35	7/19/2018	-0-	-0-
	33,333	-0-	$0.30	10/1/2019	-0-	-0-

_________________

(1) Represents options and warrants which have been issued as compensation. Does not include information with respect to warrants to acquire 100,000 shares granted to Mr. Aman in 2011 as and for additional consideration for previous loans made to the Company.

2003 Stock Option Plan

In September 2003, our shareholders approved an employee stock option plan (the “2003 Option Plan”) authorizing the issuance of options to purchase up to 1,000,000 shares of our common stock. In 2013, the number of shares of common stock reserved for issuance under the 2003 Option Plan was increased from 1,000,000 to 1,250,000 shares of common stock. This plan is intended to give us greater ability to attract, retain, and motivate officers, key employees, directors and consultants; and is intended to provide us with the ability to provide incentives more directly linked to the success of our business and increases in shareholder value. As of December 31, 2014, there are outstanding options under the 2003 Option Plan to acquire up to 823,369 shares of our common stock at a weighted average exercise price of $0.41 per share. Such options expire at dates ranging from August 9, 2016 to October 1, 2019. All other previously granted options have expired and were unexercised. All of the outstanding options are immediately exercisable as of the issue date and expire five years thereafter.

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

Other Options, Warrants or Rights

We have no other outstanding options or rights to purchase any of our securities. However, as of December 31, 2014, we do have outstanding warrants to purchase up to 4,256,667 shares of our common stock. In addition, we do have outstanding convertible notes which are convertible into shares of our common stock under certain conditions.

 Employment Agreements - Executive Officers and Certain Significant Employees

As of December 31, 2014, none of our officers and key employees are bound by employment agreements.

We do not have any termination or change in control arrangements with any of our named executive officers.

Compensation of Directors

At the present time, directors receive no cash compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings.

The following table provides certain summary information concerning the compensation paid to the Company’s non-employee directors during fiscal 2014 for their services as such. All compensation paid to Mr. Reese and Mr. Aman is set forth in the Summary Compensation table above.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2014, certain information with regard to the beneficial ownership of the Company’s Common Stock by (i) each stockholder owning beneficially 5% or more of the Company’s Common Stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other executive officers, if any, of the Company whose total compensation was in excess of $100,000 (the “named executive officers”), and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Dwaine Reese	4,048,335(2)	15.5%
Thomas F. Donino	8,473,712(3)	30.1%
Gary B. Aman	1,386,667(4)	5.3%
Jack D. Cowles	648,550(5)	2.5%
Richard B. Dicks	239,200(6)	*

All Executive Officers and
Directors as a Group (5 persons)	14,796,464	49.6%

____________

*	Less than 1%.

(1)	Based upon 25,598,055 shares of common stock outstanding as of December 31, 2014.

(2)

Consists of 3,565,000 shares held by Mr. Reese, 233,335 shares underlying options granted to him and 250,000 shares underlying warrants held by Mr. Reese. The address for Mr. Reese is 10701 Corporate Drive, Suite 150, Stafford, Texas.

(3)

Consists of 2,921,154 shares held by Mr. Donino individually or jointly with his wife; 32,758 shares held by Mr. Donino as custodian for his children; 2,450,000 shares held by BATL Bioenergy LLC (“BATL”); 531,300 shares held by BATL Management LP (“BATL Management”); 1,510,000 shares underlying warrants held by BATL; 275,000 shares underlying warrants held by BATL Management; and, 753,500 shares underlying warrants held by Mr. Donino. Does not include shares which may be acquired upon conversion of convertible promissory notes held by Mr. Donino and BATL as well as shares which have not been issued to date for funds advanced to the Company by Mr. Donino which are expected to be converted to stock subscriptions. See “Certain Relationships and Transactions and Corporate Governance”. As the president and managing member of BATL and the sole officer, director and shareholder of BATL Management’s general partner, Mr. Donino may be deemed to be the beneficial owner of shares owned by BATL and BATL Management. BATL Management is a family limited partnership whose members are certain relatives and trusts for the benefit of certain relatives of Mr. Donino. This information is based solely upon information reported in filings made to the SEC on behalf of Thomas Donino, BATL and BATL Management. The address for Mr. Donino is 7 Lakeside Drive, Rye, New York.

33

(4)

Consists of 670,000 shares held by Mr. Aman, 366,667 shares underlying options granted to him and 350,000 shares underlying warrants held by Mr. Aman. The address for Mr. Aman is 10701 Corporate Drive, Suite 150, Stafford, Texas.

(5)	Consists of 398,550 shares held by Mr. Cowles and 250,000 shares underlying warrants held by him. The address for Mr. Cowles is 30 Lansdowne Drive, Larchmont, New York.

(6)	Consists of 139,200 shares underlying options and 100,000 shares underlying warrants held by him. The address for Mr. Dicks is 10701 Corporate Drive, Suite 150, Stafford, Texas.

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

During 2013, Mr. Donino advanced $175,000 to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest.

During 2014, Mr. Donino advanced $300,000 to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest.

Other than the foregoing, since January 1, 2014, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2014 and December 31, 2013:

Fee Category	2014 Fees	2013 Fees

Audit Fees	$38,900	$34,300
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$38,900	$34,300

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
101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

*

___________

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

ENERTECK CORPORATION (Registrant)

Dated: April 15, 2015	By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dwaine Reese	Chief Executive Officer,	04/15/2015
Dwaine Reese	Chairman of the Board and Director
(Principal Executive Officer)

/s/ Richard B. Dicks	Chief Financial Officer	04/15/2015
Richard B. Dicks	(Principal Financial Officer)

/s/ Gary B. Aman	President and Director	04/15/2015
Gary B. Aman

/s/ Jack D. Cowles	Director	04/15/2015
Jack D. Cowles

/s/ Thomas F. Donino	Director	04/15/2015
Thomas F. Donino

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

EnerTeck Corporation

Houston, Texas

We have audited the accompanying consolidated balance sheets of EnerTeck Corporation and subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows for each of the years in the two-year period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnerTeck Corporation and subsidiary as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

VOGEL CPAs, PC

/s/ VOGEL CPAs
Certified Public Accountants

Dallas, Texas

April 13, 2015

.ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2014 and 2013

	2014	2013
ASSETS
Current assets
Cash	$7,878	$8,797
Inventory	168,826	254,724
Receivables - trade	30,124	76,125
Prepaid Expenses	11,668	11637
Total current assets	$218,496	$351,283

Intellectual Property	150,000	150,000
Property and equipment, net of accumulated depreciation of $358,455 and $343,627, respectively	6,864	21,692

Total assets	$375,360	$522,975

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$161,237	$146,247
Stockholder advances and notes	2,315,000	2,015,000
Accrued compensation	2,705,904	2,254,632
Accrued interest	711,616	515,249
Accrued liabilities - other	76,169	54,743
Total current liabilities	$5,969,926	$4,985,871

Long Term Liabilities
Deferred lease liability	$14,292	$3,210
Total Long Term Liabilities	$14,292	$3,210

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 100,000,000 shares authorized, none issued
Common stock, $.001 par value, 100,000,000 shares authorized, 25,598,055 and 24,983,055 shares issued and outstanding, respectively	$25,598	$24,983
Common stock subscribed, 75,000 shares	37,500	37,500
Additional paid-in capital	25,431,900	25,284,768
Accumulated deficit	(31,103,856)	(29,813,357)
Total stockholders’ equity (deficit)	$(5,608,858)	$(4,466,106)

Total liabilities and stockholders’ equity (deficit)	$375,360	$522,975

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2014 and 2013

	2014	2013

Product Sales	$185,894	$278,314
Cost of goods sold	32,351	66,909
Gross profit	$153,543	$211,405
Costs and expenses:
General and Administrative Expenses:
Wages	$790,864	$797,545
Non-cash compensation	24,747	137,505
Depreciation and Amortization	14,828	35,248
Other Selling, General and Administrative Expenses	369,000	600,012
Total Expenses	$1,199,439	$1,570,310
Operating loss	$(1,045,896)	$(1,358,905)

Other income (expense)
Interest Income	$5	$6
Other Income (Expense)	(48,242)	(20,504)
Interest expense	(196,366)	(325,964)
Net Income (loss)	$(1,290,499)	$(1,705,367)

Net loss per share:
Basic and diluted	$(0.05)	$(0.07)
Weighted average shares outstanding:
Basic and diluted	25,242,287	24,413,811

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2014 and 2013

			Common	Additional
	Common Stock		Stock	Paid-in	Accum’d
	Shares	Amount	Subscribed	Capital	Deficit	Total

Balances, December 31, 2012	23,224,517	$23,225	$37,500	$24,433,521	$(28,107,990)	$(3,613,744)

Warrants issued for Services				100,000		100,000
Stock issued for prior services	57,142	57		19,943		20,000
Sale of Stock	1,701,397	1,701		593,799		595,500
Stock based compensation				137,505		137,505
Current Loss 12/31/2013					(1,705,367)	(1,705,367)

Balances, December 31, 2013	24,983,056	$24,983	$37,500	$25,284,768	$(29,813,357)	$(4,466,106)

Stock Based Compensation				24,747		24,747
Sale of Common Stock	615,000	615		122,385		123,000
Current Loss 12/31/2014					(1,290,499)	(1,290,499)

Balances, December 31, 2014	25,598,056	$25,598	$37,500	25,431,900	$(31,103,856)	$(5,608,858)

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014 and 2013

	2014	2013
Net (loss)	$(1,290,499)	$(1,705,367)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and Amortization	14,828	177,267
Common stock warrants and options issued for services	24,747	237,505
Changes in operating assets and liabilities:
Accounts receivable	46,001	15,009
Inventory	85,898	51,872
Prepaid expenses	(31)	(387)
Accounts payable	14,990	(72,616)
Accrued Interest payable	196,367	180,626
Accrued Liabilities	483,780	331,627
NET CASH USED IN OPERATING ACTIVITIES	$(423,919)	$(784,464)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	$0	$(1,563)
CASH USED IN INVESTING ACTIVITIES	$0	$(1,563)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	$123,000	$595,500
Related party note payable and advances	300,000	175,000
CASH PROVIDED BY FINANCING ACTIVITIES	$423,000	$770,500

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(919)	$(15,527)
Cash and cash equivalents, beginning of year	8,797	24,324
Cash and cash equivalents, end of year	$7,878	$8,797
Cash paid for:
Income tax	$0	$0
Interest	$0	$3,319

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

During 2012, EnerTeck acquired a 40% membership interest in EnerTeck Environmental, LLC (Environmental). Environmental was formed for the purpose of marketing and selling diesel fuel emission reduction technology with the creators of such specific technology. Environmental is working with Ingram Barge and is in the process of testing the prototype of the patent pending PEx technology for marine diesel engines. Testing was completed late in the fourth quarter of 2013 and the results have been in the hands of the testing company for final analysis ever since. Subsequent to the completion of the test, the independent testing company sustained a severe financial reversal and it has as yet not completed its analysis of the data or its submission of the PEx technology to the California Air Resources Board (CARB) for approval. At this time, unless the testing company is able to complete its analysis, it may become necessary to totally retest the technology before any marketing of this technology can move forward. The Company’s joint venture partner has filed for patent protection.

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

Included in inventory at December 31, 2010, were three large Hammonds EnerBurn doser systems amounting to $57,000 which were projected to be transferred to marine customers during 2010, but in 2011 were traded for injection units which are more universally adaptable to other customers. Included in inventory at December 31, 2014 and 2013, are various injector units and R & D Equipment amounting to $42,000 and $65,000, respectively. Testing of our newly developed Marine PEX beta unit is discussed above.

Finished product amounted to approximately $9,000 and $72,000 at December 31, 2014 and 2013, respectively: the remaining inventory comprises raw materials.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed and the account is deemed uncollectible. Management has provided allowances for doubtful accounts of $32,009 and $9,863 as of December 31, 2014 and 2013, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided for on the straight-line or accelerated method over the estimated useful lives of the assets. The average lives range from five (5) to ten (10) years. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Depreciation expense totaled $14,428 and $35,248 for the years ended December 31, 2014 and 2013, respectively.

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

As a result of a review by management of its intangible asset and policies related thereto as of December 31, 2010, it was determined that a further impairment was required to be recorded. This impairment served to reduce its intellectual property to an amount which management believes represents its fair value. This value would be considered a level 3 measurement under FASB ASC 820, Fair Value Measurements and Disclosures, since it is based on significant unobservable inputs. The Company will re-assess the value of this asset in future periods and make adjustments as considered necessary, rather than record additional amortization. No adjustment was considered necessary during the years ended December 31, 2014 and 2013.

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

The current and deferred tax provisions in the financial statements include consideration of uncertain tax positions in accordance with FASB ASC 740, Income Taxes. Management believes there are no significant uncertain tax positions, so no adjustments have been reported from adoption of FASB ASC 740. The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The Company is no longer subject to income tax examinations by the Internal Revenue Service for years prior to 2011. For state tax jurisdictions, the Company is no longer subject to income tax examinations for years prior to 2010.

Income (Loss) Per Common Share

The basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding.

During the year ended December 31, 2014, EnerTeck entered into stock sales agreements with investors who contributed $123,000 in cash to the Company for 615,000 shares of common stock.

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

In June 2014, the FASB issued ASU 2014-12, “Stock Compensation – Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period.” The amendment applies to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. A reporting entity should apply existing guidance in ASC Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in ASU 2014-12 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted. This guidance is not expected to have a material impact on our financial condition or results of operations.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” ("ASU 2014-15"). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. The update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective beginning in the first quarter of 2017. Early application is permitted. The Company is currently evaluating the effect that the updated standard will have on the financial statements and related disclosures.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force.” The amendments in this update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this ASU are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption of ASU 2014-17 did not have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This Update is issued as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The Company does not expect the adoption of ASU 2015-01 to have material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this update make changes to consolidation guidance to address concerns of stakeholders that current accounting for certain legal entities might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect this adoption to have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03 – “Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset, consistent with debt discounts. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update is effective for fiscal years beginning after December 15, 2015, and required retrospective application. Early adoption permitted for financial statements that have not been previously issued. We do not expect this adoption to have a material impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2014 and 2013 property and equipment consisted of the following:

	Useful Lives	2014 Amount	2013 Amount
Furniture and fixtures	5-7	$63,585	$63,585
Equipment	5-7	301,734	301,734
Less: Accumulated Depreciation		(358,455)	(343,627)

Net Property and Equipment		$6,864	$21,692

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

Management made the decision during 2009 to change the characterization of its intellectual property to a finite-lived asset and to amortize the remaining balance of its intangible asset to the nominal value of $150,000 by the end of 2014, due to its determination that this now represents the scheduled end of its exclusive registration during that period. As a result, amortization expense of approximately $579,000 was recorded for the years ended December 31, 2010 and zero for years after 2010.

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

NOTE 4 - INCOME TAXES

EnerTeck has incurred net losses since the merger with Gold Bond and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative operating loss carry-forward is approximately $19,100,000 at December 31, 2014, and expires beginning in 2023.

Deferred income taxes consist of the following at December 31, 2014 and 2013:

	2014	2013

Assets:
Net operating loss carryforwards	$6,684,000	$5,929,000
Other asset differences	124,000	158,000
Deferred compensation costs and other	1,335,000	1,141,000
Valuation allowance	(8,143,000)	(7,228,000)
	$0	$0

The change in the valuation allowance for the years ended December 31, 2014 and 2013, was $915,000 and $302,000, respectively.

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

During the year ended December 31, 2014, the Company sold 615,000 shares of its common stock for a total of $123,000. All shares were issued during the calendar year.

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

Other than the foregoing, there were no other warrants granted or exercised for the years ended December 31, 2014 and 2013. A total of zero and 400,048 warrants expired for the years ended December 31, 2014 and 2013, respectively. Warrants outstanding and exercisable as of December 31, 2014:

Exercise Price	Number of Warrants	Weighted Average Remaining Life	Exercisable Number of Warrant
$0.60	3,590,000	1.5	3,590,000
$0.75	100,000	1.7	100,000
$0.50	166,667	2.9	166,667
$0.25	400,000	7.9	400,000
	4,256,667		4,256,667

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

During the fourth quarter of 2014, the board of directors approved the issuance of 124,167 additional employee stock options to cover services for the year 2014. These options have an exercise price of $0.30 per share and expire in five years from their issue date.

The fair value of options at the date of grant was $24,747 and $137,505, and was recognized as non-cash compensation for the years ended December 31, 2014 and 2013, respectively, as estimated using the Black-Scholes Model with the following weighted average assumptions:

	2014	2013

Expected dividend yield	0.0%	0.0%
Expected term	5.0 yrs	5.0 yrs
Expected volatility	266%	350%
Risk-free interest rate	1.7%	1.3%
Fair value per option	$.20	$.29

The fair value of warrants issued in 2013 at the date of grant was $100,000 and was recognized as non-cash compensation for the year ended December 31, 2013, as estimated using the Black-Scholes Model with the following weighted average assumptions for fiscal year 2013:

	2014	2013

Expected dividend yield	N/A	0.0%
Expected term	N/A	7.0 yrs
Expected volatility	N/A	279%
Risk-free interest rate	N/A	1.0%
Fair value per warrant	N/A	$.25

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

Information regarding activity for stock options under our plan is as follows:

	2014		2013
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price

Outstanding at beginning of year	963,402	$.56	553,401	$.76
Options granted	124,167	.30	474,201	.35
Options exercised	0	0	0	0
Options forfeited/expired	(264,200)	.89	(64,200)	0.80

Outstanding at end of year	823,269	$.41	963,402	$.56

Options exercisable at end of year	823,269	963,402
Non-vested options at end of year	0	0
Weighted-average
Remaining contractual term – all options	3.2 yrs	2.9 yrs
Weighted-average
Remaining contractual term – vested options	3.2 yrs	2.9 yrs
Fair value of options vested during the year	$24,747	$137,505
Aggregate intrinsic value	$0	$0

NOTE 7 - RELATED PARTY NOTES AND ADVANCES

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

On June 1, 2010, the Company entered into a $50,000 convertible promissory note with a shareholder/director which was and payable on June 1, 2013 and accrues interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock. The assignment of the conversion feature of the note resulted in a loan discount being recorded. The discount amount of $36,207 was being amortized over the original thirty-six month term of the debt as additional interest expense. Amortization for this loan was $0 and $12,069 for the years ended December 31, 2014 and 2013, respectively. This note is now overdue for payment.

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

During 2013, such shareholder/director advanced the Company $175,000 expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest.

During 2014, such shareholder/director advanced the Company $300,000 expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest.

Discounts representing additional interest expense had been recorded on the issuance of warrants related to certain notes. Such discounts were being amortized over the terms of the respective notes on a straight-line basis and were netted with those notes for purposes of balance sheet presentation. Interest expense resulting from the amortization of discounts amounted to approximately $0 and $142,000, for the years ended December 31, 2014 and 2013, respectively. All debt discounts had been fully amortized as of December 31, 2013.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Office Lease -

EnerTeck leases office space under a non-cancelable operating lease. Future minimum rentals due under non-cancelable operating leases with an original maturity of at least one-year are approximately as follow:

2015	$51,000
2016	52,000
2017	54,000
2018	54,000
2019	36,000
Total	$247,000

This lease provides for a rent-free period as well as increasing rental payments. In accordance with generally accepted accounting principles, rent expense for financial statement purposes is being recognized on a straight-line basis over the lease term. A deferred lease liability arises from the timing difference in the recognition of rent expense and the actual payment of rent.

Rent expense for the years ended December 31, 2014 and December 31, 2013 totaled $51,305 and $54,037, respectively.

Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the years ended December 31, 2014 and 2013, the Company incurred recurring net losses of $1,290,000 and $1,705,000, respectively. In addition, at December 31, 2014, the Company has an accumulated deficit of $31,104,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis. Management concedes that sales revenues for 2014 and 2013 and for years prior have been considerably less than earlier anticipated primarily due to circumstances which have been corrected or are in the process of being corrected. Tests which were expected to be run and completed during 2013 were, for reasons beyond the company’s control either delayed or rescheduled completely into 2014 and are ongoing at this time. Management expected that marine, railroad and trucking sales would show significant increases in 2014 over what has been generated in the past. That did not materialize as yet. Delays in the completion of long term client demonstrations for several extremely large new clients which were initially intended to be completed during 2013 have been very hard to overcome. Delays continued to take place during 2014 and into the first quarter of 2015. The PEx technology testing and analysis was not completed by the independent testing company due to financial reversals on the part of the testing agency and will likely have to be totally redone. Other tests are however finally close to completion. While it remains to be seen if all will be successful, it is believed that the final results will be in our favor and that the company will show significant improvement over the next two years.

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

EnerTeck at times has cash in bank in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2014, EnerTeck had less than $16,000 in cash which is insured.

For the year ended December 31, 2014, sales to each of three customers exceeded 10% of total sales, and aggregated to approximately 60% of total sales. Those three customers represented approximately 2% of total accounts receivable at December 31, 2014. For the year ended December 31, 2013, sales to each of four customers exceeded 10% of total sales, and aggregated to approximately 79% of total sales.

NOTE 10 - SUBSEQUENT EVENTS

During the first quarter of 2013, we granted 400,000 warrants to an unrelated third party for services rendered. These warrants had an exercise price of $0.25 per share which warrants could be exercised on a cash or net exercise basis, provided, however, that in no event shall the holder receive total proceeds of less than $100,000 upon a net exercise of the warrants. Such warrants had a term of seven years. Pursuant to a Settlement Agreement and Release effective as of February 26, 2015, such warrants were cancelled and in place thereof we paid $62,500 and issued 100,000 shares of our common stock to such third party.

