Form 10-Q
period 2015-03-31
ENERTECK CORP
filed 2015-05-20
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 27,398,055 outstanding as of May 15, 2015.

ENERTECK CORPORATION

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENERTECK CORPORATION

Index to Financial Information

Period Ended March 31, 2015

Page
Consolidated Financial Statements (Unaudited):

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Unaudited	Audited
	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash	$81,176	$7,878
Inventory	167,327	168,826
Receivables - trade	68,007	30,124
Prepaid Expenses	62,772	11,668
Total current assets	379,282	218,496

Intellectual Property	150,000	150,000
Property and equipment, net of accumulated depreciation of $360,553 and $358,455, respectively	4,766	6,864

Total assets	$534,048	$375,360

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$165,821	$161,237
Stockholder advances and notes	2,315,000	2,315,000
Accrued compensation	2,827,011	2,705,904
Accrued interest	762,615	711,616
Accrued liabilities - other	79,479	76,169
Total current liabilities	6,149,926	5,969,926

Long Term Liabilities
Deferred lease liability	14,183	14,292
Total Long Term Liabilities	14,183	14,292

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 100,000,000 shares authorized, none issued
Common stock, $.001 par value, 100,000,000 shares authorized, 27,223,055 and 25,598,055 shares issued and outstanding, respectively	27,223	25,598
Common stock subscribed, 75,000 shares	37,500	37,500
Additional paid-in capital	25,767,775	25,431,900
Accumulated deficit	(31,462,559)	(31,103,856)
Total stockholders’ equity (deficit)	(5,630,061)	(5,608,858)

Total liabilities and stockholders’ equity (deficit)	$534,048	$375,360

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014

Product Sales	$60,214	$74,686
Cost of goods sold	9,389	12,893
Gross profit	$50,825	$61,793

Costs and expenses:
General and Administrative Expenses:
Wages	$201,497	$203,291
Depreciation and Amortization	2,098	3,707
Other Selling, General and Administrative Expenses	158,959	67,226
Total Expenses	$362,554	$274,224
Operating loss	$(311,729)	$(212,431)

Other income (expense)
Interest Income	$1	$1
Other Income (Expense)	4,024	(32)
Interest expense	(50,999)	(46,906)
Net Income (loss)	$(358,703)	$(259,368)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	25,860,554	25,058,054

See accompanying summary of accounting policies and notes to financial statements.

 ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014
Net (loss)	$(358,703)	$(259,368)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and Amortization	$2,098	3,707
Stock issued for services	20,000	0
Changes in operating assets and liabilities:
Accounts receivable	(37,883)	30,874
Inventory	1,499	10,765
Prepaid expenses	(51,104)	(47,946)
Accounts payable	4,584	11,517
Accrued Interest payable	50,999	46,907
Accrued Liabilities	124,308	113,500
NET CASH USED IN OPERATING ACTIVITIES	$(244,202)	$(90,044)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	$0	$0
CASH USED IN INVESTING ACTIVITIES	$0	$0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	$317,500	$0
Related party note payable and advances	0	100,000
CASH PROVIDED BY FINANCING ACTIVITIES	$317,500	$100,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	$73,298	$9,956
Cash and cash equivalents, beginning of period	7,878	8,797
Cash and cash equivalents, end of period	$81,176	$18,753
Cash paid for:
Income tax	$0	$0
Interest	$0	$0

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION and SUBSIDIARY,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying Unaudited interim consolidated financial statements of EnerTeck Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in EnerTeck’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2014 as reported in the Form 10-K have been omitted.

NOTE 2 – INCOME (LOSS) PER COMMON SHARE

The basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding.

During the year ended December 31, 2014, EnerTeck entered into stock sales agreements with investors who contributed $123,000 in cash to the Company for 615,000 shares of common stock. During the first quarter of 2015, investors contributed $317,500 for a total of 1,525,000 shares of Enerteck common stock. In addition, 100,000 shares of common stock valued at $20,000 were issued for cancellation of a warrant.

Diluted net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2015 and 2014, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Management made the decision during 2009 to change the characterization of its intellectual property to a finite-lived asset and to amortize the remaining balance of its intangible asset to the nominal value of $150,000 by the end of 2013, due to its determination that this now represents the scheduled end of its exclusive registration during that period. As a result, amortization expense of approximately $579,000 was recorded for the years ended December 31, 2010 and zero since that time.

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

During the first quarter of 2015, the Company sold to one accredited investor in a private placement offering 125,000 shares of common stock at $0.20 per share or $25,000 in the aggregate.

During the first quarter of 2015, the Company sold to a shareholder/director 1,150,000 shares of common stock at $0.20 per share or $230,000 in the aggregate which funds were provided to the Company in the first quarter of 2015.

During the first quarter of 2013, the Company granted 400,000 warrants to an unrelated third party for services rendered with an exercise price of $0.25 per share. Such warrants had a term of seven years. Pursuant to a Settlement Agreement and Release effective as of February 26, 2015, such warrants were cancelled and in place thereof the Company paid $62,500 and issued 100,000 shares of common stock, valued at $20,000, to such third party. This incremental cost for cancellation of the warrants resulted in a $82,500 charge to operations during the three months ended March 31, 2015. In connection therewith, the Company sold a shareholder/director 250,000 shares of common stock at $0.25 per share or $62,500 in the aggregate which funds were used to pay the amount payable under the aforesaid Settlement Agreement and Release.

NOTE 5 – STOCK WARRANTS AND OPTIONS

Stock Warrants

See Note 4 for information on the cancellation during the first quarter of 2015 of 400,000 warrants granted to an unrelated third party during the first quarter of 2013.

There were no warrants granted or exercised for the three months ended March 31, 2014 and for the three months ended March 31, 2015. No warrants expired during the year ended December 31, 2014 and during the three months ended March 31, 2015. Warrants outstanding and exercisable as of March 31, 2015 are as follows:

		Weighted	Exercisable
	Number of	Average	Number of
Exercise Price	Warrants	Remaining Life	Warrants
$0.60	3,590,000	1.3	3,590,000
$0.75	100,000	1.5	100,000
$0.50	166,667	2.7	166,667

	3,856,667		3,856,667

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

During the third quarter of 2013, the board of directors increased the number of shares reserved for issuance under the 2003 Option Plan from 1,000,000 to 1,250,000.

During the fourth quarter of 2014, the board of directors approved the issuance of 124,167 additional employee stock options to cover services for the year 2014. These options have an exercise price of $0.30 per share and expire in five years from their issue date.

The fair value of options at the date of grant was $24,747 and was recognized as non-cash compensation for the year ended December 31, 2014, as estimated using the Black-Scholes Model with the following weighted average assumptions for fiscal year 2014:

	2014	2013

Expected dividend yield	0.0%	N/A
Expected term	5.0 yrs	N/A
Expected volatility	266%	N/A
Risk-free interest rate	1.7%	N/A
Fair value per option	$.20	N/A

The expected term of the options and warrants represents the estimated period of time until exercise and is based on the Company’s historical experience of similar option grants, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For fiscal 2014, expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of grant with an equivalent expected term or life. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the future.

Information regarding activity for stock options under our plan is as follows:

	2015		2014
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price

Outstanding at beginning of period	823,269	$.41	963,402	$.76
Options granted	0	0	0	0
Options exercised	0	0	0	0
Options forfeited/expired	0	0	(200,000)	1.00

Outstanding at end of period	823,269	$.41	763,402	$.44

Options exercisable at end of period	823,269		763,402
Non-vested options at end of period	0		0
Weighted-average
Remaining contractual term – all options	3.0 yrs		3.4 yrs
Weighted-average
Remaining contractual term – vested options	3.0 yrs		3.4 yrs
Fair value of options vested during the period	$0		$0
Aggregate intrinsic value	$0		$0

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Office Lease

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

Rent expense for the periods ended March 31, 2015 and 2014 totaled $12,675 and $12,786, respectively.

Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2015, and the year ended December 31, 2014, the Company incurred recurring net losses of $359,000 and $1,290,000, respectively. In addition, at March 31, 2015, the Company has an accumulated deficit of $31,463,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 8 – CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject EnerTeck to concentration of credit risk are accounts receivable. Currently all Accounts Receivable are considered collectible, except as noted. EnerTeck performs ongoing credit evaluations as to the financial condition of its customers. Generally, no collateral is required.

EnerTeck at times has cash in bank in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At March 31, 2015, EnerTeck had less than $90,000 in cash, which is insured.

For the three months ended March 31, 2015, sales to each of three customers exceeded 10% of total sales, and aggregated to approximately 77% of total sales. Those three customers represented approximately 42% of total accounts receivable at March 31, 2015.

NOTE 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the quarter ended March 31, 2015, the Company sold to one accredited investor in a private placement offering 175,000 shares of common stock at $0.20 per share or $35,000 in the aggregate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

Revenues

We recorded $60,000 sales revenues for the three months and ended March 31, 2015 compared to sales revenues of $75,000 for the three ended March 31, 2014. The decrease in revenues for the first three months of 2015 compared to the prior year period was primarily due to the completion of longer than originally anticipated testing periods with several customers both old and new and along with other logistical problems caused by current levels of staffing. The primary source of revenue since 2011 has been from the sale of EnerBurn to oilfield service, heavy construction and maritime industries. As testing is either underway or completed with several potential customers and in new areas with existing customers, more sales should occur. It is expected that sales should show significant increases starting in the late second quarter and the remainder of 2015.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $51,000 or 84.4% of sales for the three month period ended March 31, 2015, compared to $62,000 or 82.7% of sales for the three month period ended March 31, 2014. As testing is either underway or completed with several potential new customers and in new areas with existing customers, more sales should occur. As our overall volumes increase, we feel confident that there will be an improvement in the gross profit percentage as our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $9,000 for the three month period ended March 31, 2015, which represented 15.6% of revenues as compared to was $13,000 for the three month period ended March 31, 2013, which represented 17.3% of revenues. We have owned the EnerBurn technology and associated assets since its purchase in July 2006. Although our actual manufacturing function is performed for us by an unrelated third party under contract to us, we should continue to realize better gross margins through the manufacturing of our product lines, compared to those we achieved in the past when we purchased all of our products from an outside vendor.

Costs and Expenses

Operating expenses were $363,000 for the three months ended March 31, 2015 as compared to $274,000 for the three months ended March 31, 2014, which was higher the last year primarily due to a $82,500 expense recognized in the first quarter of 2015 from the cancellation of a warrant. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses. While there has been a substantial increase in costs and expenses in recent years, it is felt that these increases will lead to a considerable increase in earnings potential in 2015 and future years though this has not been substantiated to date.

Net Loss

We reported a net loss of $359,000 during the three months ended March 31, 2015, as compared to net losses of $259,000 for the three months ended March 31, 2014. Our lower sales of $60,000 in the first three months of 2015 compared to $75,000 sales for the prior year period, combined with the increase in selling, general and administrative expenses, resulted in our increased losses.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2015, we had working capital deficit of ($5,771,000) and a stockholders’ deficit of ($5,630,000) compared to a working capital deficit of ($5,751,000) and a stockholders’ deficit of ($5,609,000) on December 31, 2014. On March 31, 2015, we had $81,000 in cash, total assets of $534,000 and total liabilities of $6,164,000, compared to $8,000 in cash, total assets of $375,000 and total liabilities of $5,984,000 on December 31, 2014.

Net cash used in operating activities was $244,000 for the three months ended March 31, 2015, which was primarily due to a net loss of ($359,000), plus changes in prepaid expenses and other of ($51,000) and accounts receivable of ($38,000), offset by changes in inventory of $1,000 and accrued liabilities of $124,000. Net cash used in operating activities was $90,000 for the three months ended March 31, 2014, which was primarily due to a net loss of ($259,000), plus changes in prepaid expenses and other of ($48,000) offset by accounts receivable of $31,000, inventory of $11,000, accounts payable of $12,000, accrued interest payable of $47,000 and accrued liabilities of $114,000.

Cash provided by or used in investing activities was zero for the three months ended March 31, 2015 and 2014.

Cash provided by financing activities was $317,500 for the three months ended March 31, 2015 from the proceeds from sales of stock as compared to $100,000 for the three months ended March 31, 2014.

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

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. During 2015 and 2014, financing activities provided $317,000 and $423,000, respectively, for working capital from the proceeds from sales of common stock, loans and other advances.

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

During 2012, EnerTeck acquired a 40% membership interest in EnerTeck Environmental, LLC (Environmental). Environmental was formed for the purpose of marketing and selling diesel fuel emission reduction technology with the creators of such specific technology. Environmental is working with Ingram Barge and is in the process of testing the prototype of the patent pending PEx technology for marine diesel engines. Testing was completed late in the fourth quarter of 2013. The results are now in the hands of the testing company for final analysis and the PEx technology is now pending approval from the California Air Resources Board (CARB)

Principles of Consolidation

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2015, we sold to one accredited investor in a private placement offering 125,000 shares of common stock at $0.20 per share or $25,000 in the aggregate. These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

During the first quarter of 2015, we sold to Thomas Donino, one of our directors and a principal shareholder, 1,150,000 shares of common stock at $0.20 per share or $230,000 in the aggregate which funds were provided to the Company in the first quarter of 2015. These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the first quarter of 2013, we granted 400,000 warrants to an unrelated third party for services rendered with an exercise price of $0.25 per share. Such warrants had a term of seven years. Pursuant to a Settlement Agreement and Release effective as of February 26, 2015, such warrants were cancelled and in place thereof we paid $62,500 and issued 100,000 shares of our common stock to such third party. In connection therewith, we sold Thomas Donino 250,000 shares of common stock at $0.25 per share or $62,500 in the aggregate which funds were used to pay the amount payable under the aforesaid Settlement Agreement and Release. The foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION (Registrant)

Dated: May 20, 2015	By:	/s/ Dwaine Reese
Dwaine Reese
Chief Executive Officer
(Principal Executive Officer)

Dated: May 20, 2015	By:	/s/ Richard B. Dicks
Richard B. Dicks
Chief Financial Officer (Principal Financial Officer)

