Form 10-Q
period 2015-06-30
ENERTECK CORP
filed 2015-08-18
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 30,571,866 outstanding as of August 14, 2015.

ENERTECK CORPORATION

2

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ENERTECK CORPORATION

Index to Financial Information

Period Ended June 30, 2015

Page

Consolidated Financial Statements (Unaudited):

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Unaudited	Audited
	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash	$16,557	$7,878
Inventory	180,192	168,826
Receivables - trade	50,353	30,124
Prepaid Expenses	45,652	11,668
Total current assets	292,754	218,496

Intellectual Property	150,000	150,000
Property and equipment, net of accumulated depreciation of $ 362,679 and $358,455, respectively	3,071	6,864

Total assets	$445,825	$375,360

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$180,560	$161,237
Stockholder advances and notes	1,520,000	2,315,000
Accrued compensation	2,947,714	2,705,904
Accrued interest	732,114	711,616
Accrued liabilities - other	79,479	76,169
Total current liabilities	5,459,867	5,969,926

Long Term Liabilities
Deferred lease liability	14,073	14,292
Total Long Term Liabilities	14,073	14,292

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 100,000,000 shares authorized, none issued
Common stock, $.001 par value, 100,000,000 shares authorized, 30,571,866 and 25,598,055 shares issued and outstanding, respectively	30,572	25,598
Common stock subscribed, 75,000 shares	37,500	37,500
Additional paid-in capital	26,677,654	25,431,900
Accumulated deficit	(31,773,841)	(31,103,856)
Total stockholders’ equity (deficit)	(5,028,115)	(5,608,858)

Total liabilities and stockholders’ equity (deficit)	$445,825	$375,360

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$79,971	$42,388	$140,185	$117,074
Cost of goods sold	17,416	7,051	26,805	19,944
Gross profit	$62,555	$35,337	$113,380	$97,130

General and Administrative Expenses:
Wages	$200,619	$200,752	$402,116	$404,043
Depreciation	2,126	3,707	4,224	7,414
Other Selling, Gen. & Admin. Exp.	116,858	103,888	275,817	171,114
Total Expenses	$319,603	$308,347	$682,157	$582,571

Operating loss	$(257,048)	$(273,010)	$(568,777)	$(485,441)

Interest Income	$1	$1	$2	$3
Other Income (Expense)	(1,510)	69	2,514	37
Interest expense	(52,726)	(48,420)	(103,726)	(95,327)
Net Income (loss)	$(311,283)	$(321,360)	$(669,987)	$(580,728)

Net Loss per Share: Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	27,457,931	25,058,054	26,663,655	25,058,054

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2015	2014
Net (loss)	$(669,987)	$(580,728)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and Amortization	$4,224	7,414
Stock issued for services	20,000	0
Changes in operating assets and liabilities:
Accounts receivable	(20,229)	1,479
Inventory	(11,367)	16,678
Prepaid expenses	(33,984)	(31,696)
Accounts payable	19,323	26,891
Accrued Interest payable	103,729	95,327
Accrued Liabilities	244,901	246,697
NET CASH USED IN OPERATING ACTIVITIES	$(343,390)	$(217,938)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	$(431)	$0
CASH USED IN INVESTING ACTIVITIES	$(431)	$0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	$352,500	$0
Related party note payable and advances	0	250,000
CASH PROVIDED BY FINANCING ACTIVITIES	$352,500	$250,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	$8,679	$32,062
Cash and cash equivalents, beginning of period	7,878	8,797
Cash and cash equivalents, end of period	$16,557	$40,859
Cash paid for:
Income tax	$0	$0
Interest	$0	$0

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

During the year ended December 31, 2014, EnerTeck entered into stock sales agreements with investors who contributed $123,000 in cash to the Company for 615,000 shares of common stock. During the first quarter of 2015, investors contributed $317,500 for a total of 1,525,000 shares of Enerteck common stock. In addition, 100,000 shares of common stock valued at $20,000 were issued for cancellation of a warrant. During the second quarter of 2015, investors contributed $35,000 for a total of 175,000 shares of common stock. In addition, during the second quarter of 2015, investors converted outstanding debt and accrued interest totaling $878,228 for 3,173,811 shares of common stock.

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

During the second quarter of 2015, the Company sold to the same accredited investor in a private offering an additional 175,000 shares of common stock at $0.20 per share or $35,000 in the aggregate.

During the first quarter of 2015, the Company sold to a shareholder/director 1,150,000 shares of common stock at $0.20 per share or $230,000 in the aggregate which funds were provided to the Company in the first quarter of 2015. These shares were issued during the first month of the second quarter of 2015.

In addition, this shareholder/director and his affiliated investment company converted advances in the aggregate amount of $795,000 and forgave an additional $83,228 in accrued interest in exchange for 3,173,811 shares of common stock and warrants to acquire an additional 533,334 shares of common stock at $0.50 per share. Such conversion was effected pursuant to a Consolidated Conversion and Subscription Agreement (the “Conversion Agreement”) entered into as of June 30, 2015 pursuant to which (i) $320,000 in advances from 2012 were converted into 533,334 Units of the Company at a conversion price of $0.60 per Unit with each Unit consisting of (a) two shares of common stock, and (b) a warrant to purchase one share of common stock, at an exercise price of $0.50 per share, (ii) $125,000 in advances from 2013 were converted into 357,143 shares of common stock at a conversion price of $0.35 per share; and (iii) $350,000 in advances from 2013 and 2014 were converted into 1,750,000 shares of common stock at a conversion price of $0.20 per share.

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

NOTE 5 - STOCK WARRANTS AND OPTIONS

Stock Warrants

See Note 4 for information on the cancellation during the first quarter of 2015 of 400,000 warrants granted to an unrelated third party during the first quarter of 2013.

During the second quarter of 2015, the Company issued 533,334 warrants to a shareholder/director in connection with the conversion of certain advances effected as of June 30, 2015 (see Note 4). Each warrant is exercisable into 533,334 shares of common stock at an exercise price of $0.50 per share. There were no other warrants granted or exercised for the six months ended June 30, 2015 and for the six months ended June 30, 2014. Warrants outstanding and exercisable as of June 30, 2015 are as follows:

Exercise	Number of	Weighted Average Remaining	Exercisable Number of
Price	Warrants	Life	Warrants
$0.60	3,590,000	1.0	3,590,000
$0.75	100,000	1.2	100,000
$0.50	166,667	1.7	166,667
$0.50	533,334	5.0	533,334
	4,390,001		4,390,001

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

Information regarding activity for stock options under our plan is as follows:

	2015		2014
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price

Outstanding at beginning of period	823,269	$.41	963,402	$.76
Options granted	0	0	0	0
Options exercised	0	0	0	0
Options forfeited/expired	0	0	(200,000)	1.00

Outstanding at end of period	823,269	$.41	763,402	$.44

Options exercisable at end of period	823,269	763,402
Non-vested options at end of period	0	0
Weighted-average
Remaining contractual term - all options	2.7 yrs	3.4 yrs
Weighted-average
Remaining contractual term - vested options	2.7 yrs	3.4 yrs
Fair value of options vested during the period	$0	$0
Aggregate intrinsic value	$0	$0

NOTE 6 - RELATED PARTY NOTES AND ADVANCES

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

On July 20, 2010, the Company entered into $400,000 convertible promissory notes with a shareholders/director which shall be due and payable on July 20, 2013 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock. These notes are now overdue for payment.

On December 10, 2010, the Company entered into $150,000 of convertible promissory notes with shareholders/director which shall be due and payable on December 10, 2013 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock. These notes are now overdue for payment.

On October 20, 2011, the Company entered into a $70,000 convertible promissory note with a shareholder/director which shall be due and payable on October 20, 2014 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock. This note is now overdue for payment.

During 2010, 2011 and 2012 such shareholder/director advanced the Company $100,000, $150,000 and $370,000 respectively. Such advances are due on demand and bear interest at 5%, 8% and 8% per annum respectively. During the second quarter of 2015, $320,000 of the advances during 2012 were converted into shares of common stock of the Company.

During 2013, such shareholder/director advanced the Company $175,000 expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. During the second quarter of 2015, all of these advances totaling $175,000 were converted into shares of common stock of the Company.

During 2014, such shareholder/director advanced the Company $300,000 expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. During the second quarter of 2015, all of these advances totaling $300,000 were converted into shares of common stock of the Company.

See Note 4 for information on the conversion by such shareholder/director of such advances during the second quarter of 2015.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

Rent expense for the periods ended June 30, 2015 and 2014 totaled $25,350 and $25,653, respectively.

Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2015, and the year ended December 31, 2014, the Company incurred recurring net losses of $670,000 and $1,290,000, respectively. In addition, at June 30, 2015, the Company has an accumulated deficit of $31,774,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis. Management concedes that sales revenues for 2014 and 2013 and for years prior have been considerably less than earlier anticipated primarily due to circumstances which have been corrected or are in the process of being corrected. Tests which were expected to be run and completed during 2013 were, for reasons beyond the company’s control either delayed or rescheduled completely into 2014 and are ongoing at this time. Management expected that marine, railroad and trucking sales would show significant increases in 2014 over what has been generated in the past. That did not materialize as yet. Delays in the completion of long term client demonstrations for several extremely large new clients which were initially intended to be completed during 2013 have been very hard to overcome. Delays continued to take place during 2014 and into the second quarter of 2015. The PEx technology testing and analysis was not completed by the independent testing company due to financial reversals on the part of the testing agency and will likely have to be totally redone. Other tests are however finally close to completion. While it remains to be seen if all will be successful, it is believed that the final results will be in our favor and that the company will show significant improvement over the next two years.

The Company has been able to generate working capital in the past through private placements and issuing promissory notes and believes that these avenues will remain available to the Company if additional financing is necessary. No assurance can be made that any of these efforts will be successful.

NOTE 8 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject EnerTeck to concentration of credit risk are accounts receivable. Currently all Accounts Receivable are considered collectible, except as noted. EnerTeck performs ongoing credit evaluations as to the financial condition of its customers. Generally, no collateral is required.

EnerTeck at times has cash in bank in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At June 30, 2015, EnerTeck had less than $30,000 in cash, which is insured.

For the six months ended June 30, 2015, sales to each of two customers exceeded 10% of total sales, and aggregated to approximately 51% of total sales. Those two customers represented approximately 10% of total accounts receivable at June 30, 2015.

NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” ("ASU 2014-15"). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. The update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective beginning in the first quarter of 2017. Early application is permitted. The Company is currently evaluating the effect that the updated standard will have on the financial statements and related disclosures.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This Update is issued as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The Company does not expect the adoption of ASU 2015-01 to have material impact on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03 - “Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset, consistent with debt discounts. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update is effective for fiscal years beginning after December 15, 2015, and required retrospective application. Early adoption permitted for financial statements that have not been previously issued. We do not expect this adoption to have a material impact on our financial statements.

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

RESULTS OF OPERATIONS

Revenues

We recorded $80,000 sales revenues for the three months and $140,000 for the six months ended June 30, 2015 compared to sales revenues of $42,000 for the three months and $117,000 for the six months ended June 30, 2014. The increase in revenues for the second three months of 2015 compared to the prior year period was primarily due to the work of the Company’s domestic distributor, who shows promise in many new and previously untapped markets. The primary source of revenue since 2011 has been from the sale of EnerBurn to oilfield service, heavy construction and maritime industries. As testing is either underway or completed with several potential customers and in new areas with existing customers, more sales should occur. It is expected that sales should continue to show increases during the remainder of 2015 and into 2016.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $63,000 or 78.2% of sales for the three month period and $113,000 or 80.98% of sales for the six month period ended June 30, 2015, as compared to $35,000 or 83.4% of sales for the three month period and $97,000 or 83.0% of sales for the six month period ended June 30, 2014. As testing is either underway or completed with several potential new customers and in new areas with existing customers, more sales should occur. As our overall volumes increase, we feel confident that there will be an improvement in the gross profit percentage as our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $17,000 for the three month period and $27,000 for the six month period ended June 30, 2015, which represented 21.8% and 19.1% of revenues as compared to was $7,000 for the three month period and $20,000 for the six month period ended June 30, 2014, which represented 16.6% and 17.0% of revenues, respectively.

Costs and Expenses

Operating expenses were $320,000 for the three months and $683,000 for the six months ended June 30, 2015 as compared to $308,000 for the three months and $583,000 for the six months ended June 30, 2014. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses.

Net Loss

We reported a net loss of $311,000 during the three months and $670,000 for the six months ended June 30, 2015, as compared to net losses of $321,000 for the three months and $581,000 for the six months ended June 30, 2014. Our higher sales of $140,000 in the first six months of 2015 compared to $117,000 sales for the prior year period, lowered the loss for the quarter to a lower than expected amount. It is felt that current sales activity will continue for the remainder of the 2015 calendar year.

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

As indicated above, since the first quarter of 2011, we have owned a 40% membership interest in a newly formed entity called EnerTeck Environmental, LLC (“EnerTeck Environmental”), which was formed for the purpose of marketing and selling a diesel fuel emission reduction technology with the creators of such specific technology. EnerTeck Environmental was formed as a joint venture with Indian Nation Technologies, LLC (“Indian Nation”) located in Comanche, Oklahoma for the testing and manufacture of an innovative new type of environmental equipment for the remediation of diesel engine emissions for diesel engines in the marine industry. Indian Nation has filed a patent for this equipment called PExÒ (Particle Extraction) and we will hold the exclusive marketing rights for this technology for the various applications within the marine diesel industry. EnerTeck Environmental worked with Ingram Barge on the process of testing the prototype of the patent pending PEx technology for marine diesel engines. Testing was completed late in the fourth quarter of 2013. While from all visible indications, testing was a success, financial reversals on the part of the independent testing company, not related to this test, have brought progress on this project to a stop. The test results remain in the hands of the testing company for final analysis and the PEx technology is now pending approval from the California Air Resources Board (CARB). Unless this data is completed and presented to CARB, the entire test will have to be redone and some future date.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2015, we had working capital deficit of ($5,167,000) and a stockholders’ deficit of ($5,028,000) compared to a working capital deficit of ($5,751,000) and a stockholders’ deficit of ($5,609,000) on December 31, 2014. This improvement was due to the conversion of a significant amount of shareholder debt to common stock and warrants during the second quarter of 2015 by a shareholder/director. On June 30, 2015, we had $17,000 in cash, total assets of $446,000 and total liabilities of $5,474,000, compared to $8,000 in cash, total assets of $375,000 and total liabilities of $5,984,000 on December 31, 2014.

Net cash used in operating activities was $343,000 for the six months ended June 30, 2015, which was primarily due to a net loss of ($670,000), plus changes in prepaid expenses of ($34,000), inventory of $11,000 and accounts receivable of ($20,000), offset by changes in Accounts payable of $20,000, accrued interest payable of $104,000 and accrued liabilities of $245,000. Net cash used in operating activities was $218,000 for the six months ended June 30, 2014, which was primarily due to a net loss of ($581,000), plus changes in prepaid expenses and other of ($32,000) offset by accounts receivable of $1,000, inventory of $17,000, accounts payable of $27,000, accrued interest payable of $95,000 and accrued liabilities of $247,000.

Cash used in investing activities was $431 for the six months ended June 30, 2015 and $0 for the six month period ended June 30, 2014.

Cash provided by financing activities was $353,000 for the six months ended June 30, 2015 which was comprised primarily of proceeds from sales of stock as compared to $250,000 for the six months ended June 30, 2014 for related party note payable and advances.

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

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. During 2015 to date and in 2014, financing activities provided $353,000 and $423,000, respectively, for working capital from the proceeds from sales of common stock, loans and other advances.

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

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of December 31, 2014, such loans and advances from related parties total $2,315,000. During the second quarter of 2015, this amount dropped to $1,520,000, due to the conversion of $795,000 of this debt to common stock by a shareholder/director of the company. Many of these loans are past due and certain others are due on demand. The Company does not expect any of such lenders to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such lenders demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

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

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed and the account is deemed uncollectible. Management has provided an allowance for doubtful accounts of $32,009 as of December 31, 2014. No additional allowances for doubtful accounts have been made during 2015.

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

Revenues from sales of product and equipmentare recognized at the point when a customer order has been shipped and invoiced.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” ("ASU 2014-15"). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. The update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective beginning in the first quarter of 2017. Early application is permitted. The Company is currently evaluating the effect that the updated standard will have on the financial statements and related disclosures.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This Update is issued as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The Company does not expect the adoption of ASU 2015-01 to have material impact on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03 - “Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset, consistent with debt discounts. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update is effective for fiscal years beginning after December 15, 2015, and required retrospective application. Early adoption permitted for financial statements that have not been previously issued. We do not expect this adoption to have a material impact on our financial statements.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

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

During the second quarter of 2015, we sold to one accredited investor in a private placement offering 175,000 shares of common stock at $0.20 per share or $35,000 in the aggregate. These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

During the second quarter of 2015, Thomas Donino and BATL Management LP (“BATL Management”) converted advances in the aggregate amount of $795,000 for 3,173,811 shares of common stock and warrants to acquire an additional 533,334 shares of common stock at $0.50 per share. Mr. Donino is the sole officer, director and shareholder of BATL Management’s general partner. Such conversion was effected pursuant to a Consolidated Conversion and Subscription Agreement entered into as of June 30, 2015 pursuant to which (i) $320,000 in advances from 2012 were converted into 533,334 Units of the Company at a conversion price of $0.60 per Unit with each Unit consisting of (a) two shares of common stock, and (b) a warrant to purchase one share of common stock, at an exercise price of $0.50 per share, (ii) $125,000 in advances from 2013 were converted into 357,143 shares of common stock at a conversion price of $0.35 per share; and (iii) $350,000 in advances from 2013 and 2014 were converted into 1,750,000 shares of common stock at a conversion price of $0.20 per share. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION (Registrant)

Dated: August 18, 2015	By:	/s/ Dwaine Reese
Dwaine Reese
Chief Executive Officer
(Principal Executive Officer)

Dated: August 18, 2015	By:	/s/ Richard B. Dicks
Richard B. Dicks
Chief Financial Officer
(Principal Financial Officer)

