Form 10-Q
period 2015-09-30
ENERTECK CORP
filed 2015-11-16
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 0-31981

ENERTECK CORPORATION
(Exact name of Registrant as Specified in ites Charter)

Delaware	47-0929885
(State or other jurisdiction of incorporation or Identification No.)	(I.R.S. Employer organization)

10701 Corporate Drive, Suite 150 Stafford, Texas	77477
(Address of principal executive offices)	(Zip Code)

(281) 240-1787

(Registrant's Telephone Number, Including Area Code)

Not applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 30,571,866 outstanding as of November 13, 2015.

ENERTECK CORPORATION

2

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ENERTECK CORPORATION

Index to Financial Information

Period Ended September 30, 2015

Page

Consolidated Financial Statements (Unaudited):

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

.ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Unaudited	Audited
	Sept 30, 2015	December 31, 2014
ASSETS
Current assets
Cash	$17,553	$7,878
Inventory	176,400	168,826
Receivables - trade	55,533	30,124
Prepaid Expenses	28,533	11,668
Total current assets	278,019	218,496

Intellectual Property	150,000	150,000
Property and equipment, net of accumulated depreciation of $365,233 and $358,455, respectively	517	6,864

Total assets	$428,536	$375,360

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$197,355	$161,237
Stockholder advances and notes	1,630,050	2,315,000
Accrued compensation	3,062,992	2,705,904
Accrued interest	778,415	711,616
Accrued liabilities - other	79,479	76,169
Total current liabilities	5,748,291	5,969,926

Long Term Liabilities
Deferred lease liability	13,850	14,292
Total Long Term Liabilities	13,850	14,292

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 100,000,000 shares authorized, none issued
Common stock, $.001 par value, 100,000,000 shares authorized, 30,571,866 and 25,598,055 shares issued and outstanding, respectively	30,572	25,598
Common stock subscribed, 75,000 shares	37,500	37,500
Additional paid-in capital	26,677,654	25,431,900
Accumulated deficit	(32,079,331)	(31,103,856)
Total stockholders' equity (deficit)	(5,333,605)	(5,608,858)

Total liabilities and stockholders' equity (deficit)	$428,536	$375,360

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
	2015	2014	2015	2014

Revenues	$78,969	$34,263	$219,154	$151,337
Cost of goods sold	61,486	5,189	88,290	25,133
Gross profit	$17,483	$29,074	$130,864	$126,204

General and Administrative Expenses:
Wages	$195,165	$194,871	$597,281	$598,914
Depreciation	2,554	3,707	6,778	11,121
Other Selling, Gen. & Admin. Exp.	79,417	93,711	355,234	264,825
Total Expenses	$277,136	$292,289	$959,293	$874,860

Operating loss	$(259,653)	$(263,215)	$(828,429)	$(748,656)

Interest Income	$1	$1	$3	$4
Other Income (Expense)	464	0	2,978	37
Interest expense	(46,301)	(49,987)	(150,028)	(145,314)
Net Income (loss)	$(305,489)	$(313,201)	$(975,476)	$(893,929)

Net Loss per Share: Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	30,646,865	25,233,761	28,005,982	25,117,266

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	Sept 30,	Sept 30,
	2015	2014
Net (loss)	$(975,476)	$(893,929)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and Amortization	$6,778	11,121
Stock issued for services	20,000	0
Other Non Cash Transactions	0	10,791
Changes in operating assets and liabilities:
Accounts receivable	(25,409)	15,652
Inventory	(7,574)	23,413
Prepaid expenses	(16,865)	(15,446)
Accounts payable	36,118	18,659
Accrued Interest payable	150,028	145,314
Accrued Liabilities	359,956	354,824
NET CASH USED IN OPERATING ACTIVITIES	$(452,444)	$(329,601)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	$(431)	$0
CASH USED IN INVESTING ACTIVITIES	$(431)	$0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	$352,500	$103,000
Related party note payable and advances	110,050	300,000
CASH PROVIDED BY FINANCING ACTIVITIES	$462,550	$403,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	$9,675	$73,399
Cash and cash equivalents, beginning of period	7,878	8,797
Cash and cash equivalents, end of period	$17,553	$82,196
Cash paid for:
Income tax	$0	$0
Interest	$0	$0

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION and SUBSIDIARY,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying Unaudited interim consolidated financial statements of EnerTeck Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in EnerTeck's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2014 as reported in the Form 10-K have been omitted.

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

NOTE 3 – INTELLECTUAL PROPERTY

In July 2006, EnerTeck acquired the EnerBurn technology. The purchase price for the EnerBurn technology is as follows: (i) $1.0 million cash paid on July 13, 2006, and (ii) a promissory note for $2.0 million. In May of 2007, we made the initial payment of $500,000 plus interest against the loan. Prior to 2009 EnerTeck had determined that the life of the intellectual property was indefinite; therefore, the asset was not amortized.The Company tested its intangible assets for impairment as of December 31, 2008. As a result of an independent examination based on sales for the year ended December 31, 2008, the Company determined that an impairment of the asset in the amount of $825,000 was required to be recorded.

Management made the decision during 2009 to change the characterization of its intellectual property to a finite-lived asset and to amortize the remaining balance of its intangible assets to the nominal value of $150,000 by the end of 2013, due to its determination that this now represents the scheduled end of its exclusive registration during that period. As a result, amortization expense of approximately $579,000 was recorded for the years ended December 31, 2010 and zero since that time.

Management made the decision effective December 31, 2010 to record an additional impairment of the asset in the amount of $868,000 as a result of the Company's inability to generate sufficient sales to support its previously recorded amount. This impairment adjustment results in a value of $150,000 being placed on the Company's intellectual property, which management believes is adequately supported by existing levels of sales and market data.

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

In addition, this shareholder/director and his affiliated investment company converted advances in the aggregate amount of $795,000 and forgave an additional $83,228 in accrued interest in exchange for 3,173,811 shares of common stock and warrants to acquire an additional 533,334 shares of common stock at $0.50 per share. Such conversion was effected pursuant to a Consolidated Conversion and Subscription Agreement (the "Conversion Agreement") entered into as of June 30, 2015 pursuant to which (i) $320,000 in advances from 2012 were converted into 533,334 Units of the Company at a conversion price of $0.60 per Unit with each Unit consisting of (a) two shares of common stock, and (b) a warrant to purchase one share of common stock, at an exercise price of $0.50 per share, (ii) $125,000 in advances from 2013 were converted into 357,143 shares of common stock at a conversion price of $0.35 per share; and (iii) $350,000 in advances from 2013 and 2014 were converted into 1,750,000 shares of common stock at a conversion price of $0.20 per share.

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

During the second quarter of 2015, the Company issued 533,334 warrants to a shareholder/director in connection with the conversion of certain advances effected as of June 30, 2015 (see Note 4). Each warrant is exercisable into 533,334 shares of common stock at an exercise price of $0.50 per share. There were no other warrants granted or exercised for the nine months ended September 30, 2015 and for the nine months ended September 30, 2014. Warrants outstanding and exercisable as of September 30, 2015 are as follows:

Exercise Price	Number of Warrants	Weighted Average Remaining Life	Exercisable Number of Warrants
$0.60	3,590,000	.8	3,590,000
$0.75	100,000	1.0	100,000
$0.50	166,667	1.5	166,667
$0.50	533,334	4.8	533,334
	4,390,001		4,390,001

Stock Options

In September 2003, shareholders of the Company approved an employee stock option plan (the "2003 Option Plan") authorizing the issuance of options to purchase up to 1,000,000 shares of common stock. The 2003 Option Plan is intended to give the Company greater ability to attract, retain, and motivate officers, key employees, directors and consultants; and is intended to provide the Company with the ability to provide incentives more directly linked to the success of the Company's business and increases in shareholder value.During the third quarter of 2013, the board of directors increased the number of shares reserved for issuance under the 2003 Option Plan from 1,000,000 to 1,250,000.

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

The expected term of the options and warrants represents the estimated period of time until exercise and is based on the Company's historical experience of similar option grants, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For fiscal 2014, expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of grant with an equivalent expected term or life. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the future.

Information regarding activity for stock options under our plan is as follows:

	2015		2014
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price

Outstanding at beginning of period	823,369	$.41	963,402	$.76
Options granted	0	0	0	0
Options exercised	0	0	0	0
Options forfeited/expired	0	0	(200,000)	1.00

Outstanding at end of period	823,369	$.41	763,402	$.44

Options exercisable at end of period	823,369	763,402
Non-vested options at end of period	0	0
Weighted-average
Remaining contractual term – all options	2.5 yrs	3.4 yrs
Weighted-average
Remaining contractual term – vested options	2.5 yrs	3.4 yrs
Fair value of options vested during the period	$0	$0
Aggregate intrinsic value	$0	$0

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

During the third quarter of 2015, an additional $110,050 was contributed by investors for which the shares have not as yet been issued as of September 30, 2015.

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

Rent expense for the periods ended September 30, 2015 and 2014 totaled $36,940 and $38,230, respectively.

Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2015, and the year ended December 31, 2014, the Company incurred recurring net losses of $975,000 and $1,290,000, respectively. In addition, at September 30, 2015, the Company has an accumulated deficit of $32,079,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis. Management concedes that sales revenues for 2014 and 2013 and for years prior have been considerably less than earlier anticipated primarily due to circumstances which have been corrected or are in the process of being corrected. Tests which were expected to be run and completed during 2013 were, for reasons beyond the company's control either delayed or rescheduled completely into 2014 and are ongoing at this time. Management expected that marine, railroad and trucking sales would show significant increases in 2014 over what has been generated in the past. That did not materialize as yet. Delays in the completion of long term client demonstrations for several extremely large new clients which were initially intended to be completed during 2013 have been very hard to overcome. Delays continued to take place during 2014 and into the third quarter of 2015. The PEx technology testing and analysis was not completed by the independent testing company due to financial reversals on the part of the testing agency and will likely have to be totally redone. Other tests are however finally close to completion. While it remains to be seen if all will be successful, it is believed that the final results will be in our favor and that the company will show significant improvement over the next two years.

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

EnerTeck at times has cash in bank in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. At September 30, 2015, EnerTeck had less than $30,000 in cash, which is insured.

For the nine months ended September 30, 2015, sales to one customer exceeded 10% of total sales, and aggregated to approximately 48% of total sales. That customer represented approximately 26% of total accounts receivable at September 30, 2015.

NOTE 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual and interim reporting periods beginning on or after December 15, 2016, and early adoption is not permitted. ASU 2014-09 permits the use of two transition methods, either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected a transition method, and is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"). ASU 2014-15 defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. The update provides guidance on when there is substantial doubt about an organization's ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective beginning in the first quarter of 2017. Early application is permitted. The Company is currently evaluating the effect that the updated standard will have on the financial statements and related disclosures.

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." This Update is issued as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The Company does not expect the adoption of ASU 2015-01 to have material impact on the Company's consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." The amendments in this update make changes to consolidation guidance to address concerns of stakeholders that current accounting for certain legal entities might require a reporting entity to consolidate another legal entity in situations in which the reporting entity's contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity's voting rights, or the reporting entity is not exposed to a majority of the legal entity's economic benefits or obligations. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect this adoption to have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03 – "Simplifying the Presentation of Debt Issuance Costs" which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset, consistent with debt discounts. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update is effective for fiscal years beginning after December 15, 2015, and required retrospective application. Early adoption permitted for financial statements that have not been previously issued. We do not expect this adoption to have a material impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

FORWARD-LOOKING STATEMENTS

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," "plans", and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends which may affect our future plans of operations, business strategy, operating results and financial position. Forward looking statements in this report include without limitation statements relating to trends affecting our financial condition or results of operations, our business and growth strategies and our financing plans.

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

EXECUTIVE OVERVIEW

EnerTeck Corporation (the "Company" or "EnerTeck Parent"), formerly named Gold Bond Mining Company and then Gold Bond Resources, Inc., was incorporated in the State of Washington on July 30, 1935. We acquired EnerTeck Chemical Corp. ("EnerTeck Sub") as a wholly owned subsidiary on January 9, 2003. As a result of this acquisition, we are now acting as a holding company, with EnerTeck Sub as our primary operating business. Subsequent to this transaction, on November 24, 2003 we changed our domicile from the State of Washington to the State of Delaware and changed our name from Gold Bond Resources, Inc. to EnerTeck Corporation. Unless the context otherwise requires, the terms "we," "us" or "our" refer to EnerTeck Corporation and its consolidated subsidiary.

EnerTeck Sub, our wholly owned operating subsidiary, was incorporated in the State of Texas on November 29, 2000. It was formed for the purpose of commercializing a diesel fuel specific combustion catalyst known as EnerBurn (TM), as well as other combustion enhancement and emission reduction technologies. Nalco/Exxon Energy Chemicals, L.P. ("Nalco/Exxon L.P."), a joint venture between Nalco Chemical Corporation and Exxon Corporation commercially introduced EnerBurn in 1998. When Nalco/Exxon L.P. went through an ownership change in 2000, our founder, Dwaine Reese, formed EnerTeck Sub. It acquired the EnerBurn trademark and related assets and took over the Nalco/Exxon L.P. relationship with the EnerBurn formulator and blender, and its supplier, Ruby Cat Technology, LLC ("Ruby Cat").

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

RESULTS OF OPERATIONS

Revenues

We recorded $79,000 sales revenues for the three months and $219,000 for the nine months ended September 30, 2015 compared to sales revenues of $34,000 for the three months and $151,000 for the nine months ended September 30, 2014. The increase in revenues for the nine months ended September 30, 2015 compared to the prior year period was primarily due to the work of the Company's domestic distributor, who shows promise in many new and previously untapped markets. The primary source of revenue since 2011 has been from the sale of EnerBurn to oilfield service, heavy construction and maritime industries. As testing is either underway or completed with several potential customers and in new areas with existing customers, more sales should occur. It is expected that sales should continue to show increases during the remainder of 2015 and into 2016.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $17,000 or 22.1% of sales for the three month period and $131,000 or 59.7% of sales for the nine month period ended September 30, 2015, as compared to $29,000 or 84.9% of sales for the three month period and $126,000 or 83.4% of sales for the nine month period ended September 30, 2014. As testing is either underway or completed with several potential new customers and in new areas with existing customers, more sales should occur. The lower than usual profit margin on sales is due to an equipment sale which has lower margins and which should lead to the ability for a new customer to utilize considerably more of our products in the future. As our overall volumes increase, we feel confident that there will be an improvement in the gross profit percentage as our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $61,000 for the three month period and $88,000 for the nine month period ended September 30, 2015, which represented 77.9% and 40.3% of revenues as compared to was $5,000 for the three month period and $25,000 for the nine month period ended September 30, 2014, which represented 15.1% and 16.6% of revenues, respectively.

Costs and Expenses

Operating expenses were $277,000 for the three months and $959,000 for the nine months ended September 30, 2015 as compared to $292,000 for the three months and $875,000 for the nine months ended September 30, 2014. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses.

Net Loss

We reported a net loss of $305,000 during the three months and $975,000 for nine months ended September 30, 2015, as compared to net losses of $313,000 for the three months and $893,000 for the nine months ended September 30, 2014. We believe that current sales activity will increase for the remainder of the 2015 calendar year due to the success of certain recently completed testing and negotiations for and with new customers.

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

A substantial portion of 2010 was spent redirecting our marketing emphasis for our primary product, EnerBurn, to solidify our major customers and expanding to newer, more innovative areas. As such, we have created marketing alliances domestically and internationally with two new marketing groups, EnerGreen Technologies PTY, based in Australia ("EnerGreen"), and Petro Chem, our new domestic distributor.

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

As indicated above, since the first quarter of 2011, we have owned a 40% membership interest in a newly formed entity called EnerTeck Environmental, LLC ("EnerTeck Environmental"), which was formed for the purpose of marketing and selling a diesel fuel emission reduction technology with the creators of such specific technology. EnerTeck Environmental was formed as a joint venture with Indian Nation Technologies, LLC ("Indian Nation") located in Comanche, Oklahoma for the testing and manufacture of an innovative new type of environmental equipment for the remediation of diesel engine emissions for diesel engines in the marine industry. Indian Nation has filed a patent for this equipment called PEx® (Particle Extraction) and we will hold the exclusive marketing rights for this technology for the various applications within the marine diesel industry. EnerTeck Environmental worked with Ingram Barge on the process of testing the prototype of the patent pending PEx technology for marine diesel engines. Testing was completed late in the fourth quarter of 2013. While from all visible indications, testing was a success, financial reversals on the part of the independent testing company, not related to this test, have brought progress on this project to a stop. The test results remain in the hands of the testing company for final analysis and the PEx technology is now pending approval from the California Air Resources Board (CARB). Unless this data is completed and presented to CARB, the entire test will have to be redone and some future date.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2015, we had working capital deficit of ($5,470,000) and a stockholders' deficit of ($5,334,000) compared to a working capital deficit of ($5,751,000) and a stockholders' deficit of ($5,609,000) on December 31, 2014. This improvement was due to the conversion of a significant amount of shareholder debt to common stock and warrants during the second quarter of 2015 by a shareholder/director. On September 30, 2015, we had $18,000 in cash, total assets of $429,000 and total liabilities of $5,762,000, compared to $8,000 in cash, total assets of $375,000 and total liabilities of $5,984,000 on December 31, 2014.

Net cash used in operating activities was $452,000 for the nine months ended September 30, 2015, which was primarily due to a net loss of ($975,000), plus changes in accounts receivable of ($25,000), prepaid expenses of ($17,000) and inventory of ($8,000), offset by changes in accounts payable of $36,000, accrued interest payable of $150,000 and accrued liabilities of $359,000. Net cash used in operating activities was $330,000 for the nine months ended September 30, 2014, which was primarily due to a net loss of ($894,000), plus changes in prepaid expenses of ($15,000), offset by changes in inventory of $23,000, accounts receivable of $16,000 and changes in accounts payable of $19,000, accrued interest payable of $145,000 and accrued liabilities of $354,000.

Cash used in investing activities was $431 for the nine months ended September 30, 2015 and $0 for the nine month period ended September 30, 2014.

Cash provided by financing activities was $463,000 for the nine months ended September 30, 2015 which was comprised primarily of proceeds from sales of stock as compared to $403,000 for the nine months ended September 30, 2014 for related party note payable and advances.

On July 13, 2006, we completed the acquisition of the EnerBurn formulas, technology and associated assets pursuant to an Asset Purchase Agreement executed as of the same date (the "EnerBurn Acquisition Agreement") between the Company and the owner of Ruby Cat (the "Seller"). Pursuant thereto, the Company acquired from the Seller all of its rights with respect to the liquid diesel motor vehicle fuel additives known as EC5805A and EC5931A products (the "Products") as well as its rights to certain intellectual property and technology associated with the Products (collectively, the "Purchased Assets"). The purchase price for the Purchased Assets was $3.0 million, payable as follows: (i) $1.0 million paid on July 13, 2006 in cash, and (ii) the remaining $2.0 million evidenced by a promissory note (the "Note") bearing interest each month at a rate of 4.0% per annum, compounded monthly, and which shall be paid in four annual payments of $500,000 plus accumulated interest to that date on each anniversary of the closing until the entire purchase price is paid in full. All payments have been made and, as of July 2010, we have now completed our monetary obligations under the EnerBurn Acquisition Agreement and the Note. Through 2010 this obligation drew significantly on our cash reserves. Starting in 2011 this is no longer the case.

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. During 2015 to date and in 2014, financing activities provided $463,000 and $423,000, respectively, for working capital from the proceeds from sales of common stock, loans and other advances.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues we will require additional investment to satisfy our contemplated cash requirements for the next 12 months. No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated. This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy. Management expects that sales should show increases in 2016. No assurances can be made that we will be able to obtain required financial on terms acceptable to us or at all. Our contemplated cash requirements beyond 2015 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of December 31, 2014, such loans and advances from related parties total $2,315,000. During the second quarter of 2015, this amount dropped to $1,520,000, due to the conversion of $795,000 of this debt to common stock by a shareholder/director of the company. Many of these loans are past due and certain others are due on demand. The Company does not expect any of such lenders to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such lenders demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company's cash position. Any of such events will likely have a materially detrimental effect on the Company.

Inflation has not significantly impacted the Company's operations.

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

Management made the decision during 2009 to change the characterization of its intellectual property to a finite-lived asset and to amortize the remaining balance of its intangible assets to the nominal value of $150,000 by the end of 2012, due to its determination that this now represents the scheduled end of its exclusive registration during that year.

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

Financial Instruments

The Company's financial instruments recorded on the balance sheet include cash and cash equivalents, accounts receivable, accounts payable and note payable. The carrying amounts approximate fair value because of the short-term nature of these items.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual and interim reporting periods beginning on or after December 15, 2016, and early adoption is not permitted. ASU 2014-09 permits the use of two transition methods, either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected a transition method, and is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"). ASU 2014-15 defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. The update provides guidance on when there is substantial doubt about an organization's ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective beginning in the first quarter of 2017. Early application is permitted. The Company is currently evaluating the effect that the updated standard will have on the financial statements and related disclosures.

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." This Update is issued as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The Company does not expect the adoption of ASU 2015-01 to have material impact on the Company's consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." The amendments in this update make changes to consolidation guidance to address concerns of stakeholders that current accounting for certain legal entities might require a reporting entity to consolidate another legal entity in situations in which the reporting entity's contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity's voting rights, or the reporting entity is not exposed to a majority of the legal entity's economic benefits or obligations. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect this adoption to have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03 – "Simplifying the Presentation of Debt Issuance Costs" which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset, consistent with debt discounts. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update is effective for fiscal years beginning after December 15, 2015, and required retrospective application. Early adoption permitted for financial statements that have not been previously issued. We do not expect this adoption to have a material impact on our financial statements.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

During the second quarter of 2015, Thomas Donino and BATL Management LP ("BATL Management") converted advances in the aggregate amount of $795,000 for 3,173,811 shares of common stock and warrants to acquire an additional 533,334 shares of common stock at $0.50 per share. Mr. Donino is the sole officer, director and shareholder of BATL Management's general partner. Such conversion was effected pursuant to a Consolidated Conversion and Subscription Agreement entered into as of June 30, 2015 pursuant to which (i) $320,000 in advances from 2012 were converted into 533,334 Units of the Company at a conversion price of $0.60 per Unit with each Unit consisting of (a) two shares of common stock, and (b) a warrant to purchase one share of common stock, at an exercise price of $0.50 per share, (ii) $125,000 in advances from 2013 were converted into 357,143 shares of common stock at a conversion price of $0.35 per share; and (iii) $350,000 in advances from 2013 and 2014 were converted into 1,750,000 shares of common stock at a conversion price of $0.20 per share. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION (Registrant)

Dated: November 16, 2015	By:	/s/ Dwaine Reese
Dwaine Reese
Chief Executive Officer (Principal Executive Officer)

Dated: November 16, 2015	By:	/s/ Richard B. Dicks
Richard B. Dicks
Chief Financial Officer (Principal Financial Officer)

