Form 10-K
period 2015-12-31
ENERTECK CORP
filed 2016-05-09
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (14,714,401) as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $7,357,000. The number of shares outstanding of the Common Stock ($.001 par value) of the registrant as of the close of business on March 31, 2016 was 30,581,866.

Documents Incorporated by Reference: None

ENERTECK CORPORATION

Forward-Looking Statements

When used in this document, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," "plans", and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends which may affect our future plans of operations, business strategy, operating results and financial position. Forward looking statements in this prospectus include without limitation statements relating to trends affecting our financial condition or results of operations, our business and growth strategies and our financing plans.

Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among other things, general economic conditions; cyclical factors affecting our industry; lack of growth in our industry; our ability to comply with government regulations; a failure to manage our business effectively; our ability to sell products at profitable yet competitive prices; and other risks and factors set forth from time to time in our filings with the Securities and Exchange Commission (the "SEC").

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business.

Introduction

Enerteck Corporation (the "Company" or "EnerTeck Parent"), formerly named Gold Bond Mining Company and then Gold Bond Resources, Inc., was incorporated under the laws of the State of Washington on July 30, 1935. On January 9, 2003, we acquired EnerTeck Chemical Corp. ("EnerTeck Sub") as our wholly owned operating subsidiary. As a result of the acquisition, we are now acting as a holding company, with EnerTeck Sub as our primary operating business. Subsequent to this transaction, on November 24, 2003, we changed our domicile from the State of Washington to the State of Delaware and changed our name from Gold Bond Resources, Inc. to EnerTeck Corporation. Unless the context otherwise requires, the terms "we," "us" or "our" refer to EnerTeck Corporation and its consolidated subsidiary.

EnerTeck Sub, our wholly owned operating subsidiary, was incorporated in the State of Texas on November 29, 2000. It was formed for the purpose of commercializing a diesel fuel specific combustion catalyst known as EnerBurn®, as well as other combustion enhancement and emission reduction technologies. Nalco/Exxon Energy Chemicals, L.P. ("Nalco/Exxon L.P."), a joint venture between Nalco Chemical Corporation and Exxon Corporation commercially introduced EnerBurn in 1998. When Nalco/Exxon L.P. went through an ownership change in 2000, our founder, Dwaine Reese, formed EnerTeck Sub. It acquired the EnerBurn trademark and related assets and took over the Nalco/Exxon L.P. relationship with the EnerBurn formulator and blender, and its then supplier, Ruby Cat Technology, LLC ("Ruby Cat").

Since the first quarter of 2011, we have owned a 40% membership interest in a newly formed entity called EnerTeck Environmental, LLC, which was formed for the purpose of marketing and selling a diesel fuel emission reduction technology with the creators of such specific technology (see "Business of the Company and Current Operations" below).

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

We own the EnerBurn trademark and, since July 2006, the EnerBurn formulas and technology. Prior to July 13, 2006, we obtained EnerBurn products and services from Ruby Cat and its affiliates pursuant to arrangement made with Ruby Cat. Pursuant to a memorandum of understanding with Ruby Cat which expired on December 31, 2003, the Company was granted the exclusive, global marketing rights from Ruby Cat and an option to purchase the EnerBurn technology and associated assets by December 31, 2003 for $6.6 million which was not exercised. Following expiration of the memorandum of understanding, Ruby Cat and its affiliates continued to supply EnerBurn products to the Company but not pursuant to a formal written contract. On July 13, 2006, we completed the acquisition of the EnerBurn formulas, technology and associated assets pursuant to an Asset Purchase Agreement executed as of the same date between the Company and the owner of Ruby Cat (see "Our Purchase of the EnerBurn Technology" below).

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

A substantial portion of 2010 was spent redirecting our marketing emphasis for our primary product, EnerBurn, to solidify our major customers and expanding to newer, more innovative areas. As such, we have created marketing alliances domestically and internationally with two new marketing groups, EnerGreen Technologies PTY, based in Australia ("EnerGreen"), and G2 Fuel Technologies, LLC ("G2 Technologies"), a minority owned marketing firm working in both the domestic and foreign markets (see "Sales and Marketing Strategy" below").

G2 Technologies, our new Certified Minority supplier and distributor, had advised us that several of its customers would start using EnerBurn. We are hopeful that sales will commence during 2016.

As indicated above, since the first quarter of 2011, we have owned a 40% membership interest in a newly formed entity called EnerTeck Environmental, LLC ("EnerTeck Environmental"), which was formed for the purpose of marketing and selling a diesel fuel emission reduction technology with the creators of such specific technology. EnerTeck Environmental was formed as a joint venture with Indian Nation Technologies, LLC ("Indian Nation") located in Comanche, Oklahoma for the testing and manufacture of an innovative new type of environmental equipment for the remediation of diesel engine emissions for diesel engines in the marine industry. Indian Nation has filed a patent for this equipment called PEx® (Particle Extraction) and we will hold the exclusive marketing rights for this technology for the various applications within the marine diesel industry. Testing commenced late in the first quarters of 2011 on a towboat located on the Mississippi River. The test on the PEx technology was been successfully completed, however, due to the financial insolvency of the independent testing company selected by the customer, no certified final results from the tests were presented to either the Company or the client, which could be presented to the California Air Quality Control Board (CARB) for approval. Because the principal tester for the testing company has left the Company without completing his work, it will be necessary to run new tests with a new independent testing group before further progress can be made on achieving CARB and other approvals. Subsequent to year ended 2015, the Company was approached by a new potential JV partner/customer for the PEx technology and a project is being negotiated for the testing. It is anticipated that acceptance of this technology will open vast new marketing opportunities for us in the coming years.

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

The unique chemical formulation of EnerBurn, when applied in accordance with proprietary methodology, has been shown to produce benefits in fuel economy, NOx formation, smoke, brake horsepower and engine wear (See "Product Testing", below).

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

Overview of Worldwide Distillate Fuel Consumption

The U.S. Department of Energy, Energy Information Administration ("EIA") estimates that worldwide annual consumption of distillate fuel oil for 2012 was approximately 26,358 thousand barrels per day, with the United States ranked first at 3,741 thousand barrels per day, China ranked second at 3,447 thousand barrels per day and India ranked third at 1,420 thousand barrels per day.

Domestic Distillate Fuel Consumption

Based on further EIA published data, the following table* depicts domestic distillate fuel oil consumption by end use for 2014.

Energy Use	2014 (Thousand Gallons)

U.S. Total	60,827,930
Residential	3,802,848
Commercial	2,543,778
Industrial	2,417,898
Oil Company	2,105,058
Farm	3,209,391
Electric Power	717,043
Railroad	3,670,338
Vessel Bunkering	1,593,398
On-Highway	38,533,391
Military	220,601
Off-Highway	2,014,184

* Sources: Energy Information Administration's "Fuel Oil and Kerosene Sales 2014," published December 2015. Totals may not equal sum of components due to independent rounding.

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

Our sales process begins with a proof of performance demonstration that is a thorough analysis of the potential customer, including fleet type, size, and opportunity. (See "Business - Product Testing - EnerBurn Proof of Performance Demonstrations", above). This is followed with sales presentations at both the executive level and maintenance level. Executive level sales presentations emphasize return on investment ("ROI"), while maintenance level sales presentations emphasize our technology and why it does not impact engine warranties and any potential business risk associated with a fleet shutdown.

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

Contemporaneously with the closing, the Company granted the Seller a non-exclusive, fully paid, perpetual, non-revocable, royalty-free, assignable license, to manufacture, market and sell a certain product known as "Thermoboost II", which has the same chemical formulation as one of the Products and which is used exclusively in home heating oil.

Manufacturing

The acquisition of the EnerBurn formulas, technology and associated assets has provided us the ability to transform our business from a sales organization to a fully integrated manufacturer and distributor of EnerBurn. From 2006 to 2009, the manufacturing of our EnerBurn product had been undertaken pursuant to a Manufacturing and Supply Agreement entered into on August 18, 2006 with Independent Contract Packaging, Inc., a Texas corporation located in Cut and Shoot, Texas ("ICP"). Pursuant to the agreement, ICP was appointed as our non-exclusive manufacturer, blender and packager of our EnerBurn product for a term of three years which ended in 2009. We subsequently moved our principal manufacturing operation to Magna Blend of Waxahachie, Texas, with a second company, J. T. Enterprises of Tyler, Texas as our backup manufacturing facility. We have agreed to supply certain tanks and related equipment and raw materials to be used by J. T. Enterprise to manufacture, blend and package the EnerBurn product, and both Magna Blend and J. T. Enterprises have agreed to provide their manufacturing, blending and packaging services on a commercially reasonably prompt basis according to the specifications received from and required by us. For such services, we have agreed to pay each its fees pursuant to an agreed upon fee schedule. On October 3, 2011, a fire broke out at the Magna Blend Chemical plant in Waxahachie, Texas. We replaced the required raw material inventories and moved our blending operations from Magna Blend to ChemJet Chemicals, and facility located in Conroe, Texas.

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

Business and Financial Risks

UNCERTAINTY IN THE GLOBAL ECONOMY IN GENERAL MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS AND FINANCIAL CONDITION THAT WE CURRENTLY CANNOT PREDICT.While we cannot predict global economic conditions, uncertainty about future economic conditions and future decline in consumer and business spending could negatively our business. For example, our suppliers and customers might experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing which could result in interruptions or delays in our suppliers' or customers' performance of any contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers.

OUR ABILITY TO CONTINUE AS A GOING CONCERN. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the years ended December 31, 2015 and 2014, the Company incurred recurring net losses of $1,255,000 and $1,290,000, respectively. In addition, at December 31, 2015, the Company has an accumulated deficit of $32,359,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis. Management concedes that sales revenues for 2015 and 2014 and for years prior have been considerably less than earlier anticipated primarily due to circumstances which are making a continued effort to correct. Tests which were expected to be run and completed during 2013 and 2014 were, for reasons beyond the company's control either delayed, rescheduled or in some cases gave inconclusive results, such as the PEx river test. Management expected that marine, railroad and trucking sales would show significant increases in 2015 over what has been generated in the past. That has not materialized, as of yet. Delays in the completion of long term client demonstrations for several extremely large new clients which were initially intended to be completed during 2014 have caused problems which have been very hard to overcome. The PEx technology testing and analysis, which appeared to be extremely successful, was not completed due to financial reversals on the part of the independent testing company. Conclusive testing of the PEx technology will have to be totally redone to prove the marketability of the product line. On the upside, testing is underway for several large new domestic clients of our principal domestic distributor, which look extremely promising to date. Other tests are however finally close to completion. While it remains to be seen if all will be successful, it is believed that the final results will be in our favor and that the company will show significant improvement over the next two years.

The Company has been able to generate working capital in the past through private placements and issuing promissory notes and believes that these avenues will remain available to the Company if additional financing is necessary. No assurance can be made that any of these efforts will be successful.

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE AND WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES AND OUR FINANCIAL RESULTS. For the years ended December 31, 2015 and 2014, we generated revenues of $280,000 and $186,000, respectively, and incurred net losses of $1,255,000 and $1,290,000, respectively. Continued failure to increase our revenues significantly will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to maintain its current improvement, or our operating expenses exceed our expectations, our operating results will suffer. If we are unable to sell our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.

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

WE ARE RELIANT UPON THIRD-PARTY MANUFACTURERS FOR OUR PRODUCTS; ANY PROBLEMS THEY ENCOUNTER WILL DETRIMENTALLY IMPACT OUR BUSINESS. The manufacturing of our products are undertaken by third-party manufacturers. There can be no assurance that such manufacturers will be reliable in meeting delivery schedules, or that such manufacturers will not experience their own financial difficulties or encounter other problems which could detrimentally impact our business. Since 2009, our principal manufacturing facility was with Magna Blend of Waxahachie, Texas. As a result of a fire which occurred in October 2011 at Magna Blend's plant, we did lose inventory which lead to certain delays in fulfilling product orders. Subsequent to the fire, we were reimbursed by Magna Blend for the full replacement value of our lost inventory and one of our established customers agreed to supply us with several drums of EnerBurn which were being held in its supply inventory so that we could service our customers. In addition, we have now moved our manufacturing to ChemJet Chemicals located in Conroe, Texas. Although we do not believe this incident had a material adverse affect on our financial condition or operations, there is no guarantee that such will be the case in the event we should encounter a similar or different problem with our manufacturing arrangements in the future. Furthermore, in the event we need to secure other manufacturers, there can be no assurance that we will be able to secure such arrangements on terms acceptable to the Company.

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

MAINTAINING AND IMPROVING OUR FINANCIAL CONTROLS MAY STRAIN OUR RESOURCES AND DIVERT MANAGEMENT'S ATTENTION. We are subject to the requirements of the Securities Exchange Act of 1934, including the requirements of the Sarbanes-Oxley Act of 2002. The requirements of these rules and regulations have increased, and we expect will continue to increase, our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. As a result of this and similar activities, management's attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

RELATED PARTY NOTES AND ADVANCES PRESENT A SIGNIFICANT RISK. Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of December 31, 2015, such loans and advances from related parties total $1,730,000. Many of these loans are past due and certain others are due on demand. Although the Company does not expect any of such lenders to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This presents a significant risk to the Company in that in the event any of such lenders demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company's cash position. Any of such events will likely have a materially detrimental effect on the Company.

Risks Related To Our Common Stock

WE HAVE ISSUED A SUBSTANTIAL NUMBER OF WARRANTS TO PURCHASE OUR COMMON STOCK WHICH WILL RESULT IN SUBSTANTIAL DILUTION TO THE OWNERSHIP INTERESTS OF OUR EXISTING SHAREHOLDERS. As of December 31, 2015, we had 30,581,866 shares of common stock outstanding. Up to an additional 4,403,001 shares are issuable upon the exercise of the warrants currently outstanding and up to 823,369 shares are issuable upon exercise of options currently outstanding. The exercise of all of these warrants and options will substantially dilute the ownership interests of our existing shareholders.

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

OUR STOCK PRICE MAY EXPERIENCE VOLATILITY. The market price of the common stock, which currently trades over-the-counter, has, in the past, fluctuated over time and may in the future be volatile. The Company believes that there are a small number of market makers that make a market in the Company's common stock. The actions of any of these market makers could substantially impact the volatility of the Company's common stock.

POTENTIAL FUTURE SALES PURSUANT TO RULE 144. Many of the shares of Common Stock presently held by management and others are "restricted securities" as that term is defined in Rule 144, promulgated under the Securities Act. Under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a certain holding period, may, under certain circumstances sell such shares or a portion of such shares. Such holding periods have already been satisfied in many instances. Therefore, actual sales or the prospect of sales of such shares under Rule 144 in the future may depress the prices of the Company's securities.

OUR COMMON STOCK IS A PENNY STOCK. Our Common Stock is classified as a penny stock, which trades over-the-counter. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common Stock. In addition, the "penny stock" rules adopted by the Securities and Exchange Commission subject the sale of the shares of the Common Stock to certain regulations which impose sales practice requirements on broker-dealers. For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission's rules may result in the limitation of the number of potential purchasers of the shares of the Common Stock. In addition, the additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market of the Company's Common Stock.

THE OVER-THE-COUNTER MARKET IS VULNERABLE TO MARKET FRAUD. Securities which trade over-the-counter are frequent targets of fraud or market manipulation, both because of their generally low prices and because reporting requirements for such securities are less stringent than those of the stock exchanges or NASDAQ.

INCREASED DEALER COMPENSATION COULD ADVERSELY AFFECT STOCK PRICE. Over-the-counter market dealers' spreads (the difference between the bid and ask prices) may be large, causing higher purchase prices and less sale proceeds for investors.

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

Item 2. Properties.

We do not own any real estate. We lease approximately 2,722 square feet of space for our executive offices at 10701 Corporate Drive, Suite No. 150, Stafford, Texas. Such lease, which commenced on February 1, 2001, had an original term of three years and has been extended to August 31, 2019. Rent expense for the years ended December 31, 2015 and December 31, 2014 totaled approximately $49,615 and $51,305, respectively. Management believes that the current facility is adequate for the foreseeable future.

Item 3. Legal Proceedings.

The Company is not currently a party to any pending material legal proceeding nor is it aware of any proceeding contemplated by any individual, company, entity or governmental authority involving the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's common stock currently trades over-the-counter under the symbol "ETCK". Until February 23, 2011, the Company's common stock was listed on the OTC Bulletin Board but has since been listed on the OTCQB, officially part of the OTC Market Group's OTC Link quotation system. The OTCQB is a market started in April 2010 for OTC traded companies that are current in their reporting obligations to the SEC. The following table sets forth the range of high and low sales prices per share of the common stock for each of the calendar quarters identified below. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Year ended December 31, 2014:	High	Low
Jan. 1, 2014 to March 31, 2014	$0.27	$0.14
April l, 2014 to June 30, 2014	$0.27	$0.14
July 1, 2014 to Sept. 30, 2014	$0.34	$0.14
Oct. 1, 2014 to Dec. 31, 2014	$0.35	$0.10

Year ended December 31, 2015:	High	Low
Jan. 1, 2015 to March 31, 2015	$0.30	$0.17
April l, 2015 to June 30, 2015	$0.55	$0.20
July 1, 2015 to Sept. 30, 2015	$0.73	$0.23
Oct. 1, 2015 to Dec. 31, 2015	$0.79	$0.27

Holders

As of December 31, 2015, there were approximately 928 stockholders of record of the Company's Common Stock. This does not reflect persons or entities that hold their stock in nominee or "street name".

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

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal years ended December 31, 2014 and 2015 that were not registered under the Securities Act of 1933, as amended:

During the third quarter of 2014, we sold to one accredited investor in a private placement offering 515,000 shares of common stock at $0.20 per share of common stock of the Company. These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

During the fourth quarter of 2014, we sold to one accredited investor in a private placement offering 100,000 shares of common stock at $0.20 per share of common stock of the Company. These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

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

During the fourth quarter of 2015, we purchased certain domain names from an unrelated third party for consideration consisting of 10,000 shares of common stock and warrants to acquire an additional 13,000 shares of common stock exercisable at $0.50 per share. The warrants have a term of five years. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Equity Compensation Plan Information

Information regarding equity compensations plans, as of December 31, 2015, is set forth in the table below:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	823,369	(1)	$0.41	426,631	(1)

Equity compensation plans not approved by security holders	4,403,001	(2)	$0.59	N/A

Total	5,226,370		$0.56	426,631

__________________

(1)	Represents shares underlying the 2003 Employee Stock Option Plan.

(2)	Represents shares underlying the individual grant of warrants.

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

Results of Operations

Revenues

We recognized revenues of $280,000 for the year ended December 31, 2015, compared to revenues of $186,000 for the year ended December 31, 2014, an increase in revenues of $94,000. The primary source of revenue for the years ended December 31, 2015 and 2014 was from the sale of EnerBurn to oilfield service, heavy construction and maritime industries. The increase in revenues was primarily due to equipment sales in 2015 for which there were none in 2014. The price levels of product sold in 2015 was relatively comparable to pricing in 2014, although equipment sales in 2015 were primarily done at cost. This low level in revenues can be traced primarily to delays in completion of important product testing projects and a related lack of new customers. As testing is either underway or completed with several potential new customers and in new areas with existing customers, more sales should occur. It is expected that sales should show significant increases throughout 2016.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $188,000 or 67.1% of sales for the year ended December 31, 2015, compared to $154,000 or 82.6% of sales for the year ended December 31, 2014. As our overall volumes increase, we feel confident that there will be an improvement in the gross profit percentage as our manufacturing proficiency continues to improve for our core products. As testing has not as yet been validated and the Company has yet to begin commercial production of our patent pending PEx® technology, which will be custom built to meet the needs of each customer application, no prediction can be made with regard to the gross margins for this segment of the business.

Cost of goods sold was $92,000 for the 2015 calendar year which represented 32.9% of revenues compared to $32,000 for the 2014 calendar year which represented 17.4% of revenues. The increase in cost of goods sold as a percentage of revenues primarily reflects a slight increase in overall product cost from our initiation of manufacturing of our products and the sale of dosing equipment which were primarily done at cost. We have owned the EnerBurn technology and associated assets since its purchase in July 2006. It is somewhat out of line due to an initial incentive arrangement for a new customer related to the cost of their initial injection equipment. Although our actual manufacturing function is performed for us by an unrelated third party under contract to us, we should continue to realize better gross margins through the manufacturing of our product lines, compared to those we achieved in the past when we purchased all of our products from an outside vendor.

Cost and Expenses

Costs and expenses for operations increased to $1,244,000 for the year ended December 31, 2015 from $1,199,000 for the year ended December 31, 2014, an increase of $45,000, primarily due to professional fees.

Net Loss

Total net loss for the year ended December 31, 2015, was $1,255,000 as compared to a total net loss of $1,290,000 for the year ended December 31, 2014. This amounts to a decrease in net loss for the year ended December 31, 2015 of $35,000 as compared with the year ended December 31, 2014. While sales have improved slightly in 2015 compared to the prior year, there was a decrease in non-cash compensation for the issuance of options and warrants and selling and administrative expenses were basically consistent with the prior year. Net income in the future will be dependent upon our ability to successfully complete testing in our projected new markets and new product lines. Our gross margin resulting from our manufacturing of our products should help us in our ability to hopefully become profitable at sometime in the future.

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

A substantial portion of 2010 was spent redirecting our marketing emphasis for our primary product, EnerBurn, to solidify our major customers and expanding to newer, more innovative areas. As such, we have created marketing alliances domestically and internationally with two new marketing groups, EnerGreen Technologies PTY, based in Australia ("EnerGreen"), and G2 Fuel Technologies, LLC ("G2 Technologies"), a minority owned marketing firm working in both the domestic and foreign markets.

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

Management concedes that sales revenues for 2015 and 2014 and for years prior have been considerably less than earlier anticipated primarily due to circumstances which are making a continued effort to correct. Tests which were expected to be run and completed during 2013 and 2014 were, for reasons beyond the Company's control either delayed, rescheduled or in some cases gave inconclusive results, such as the PEx river test. Management expected that marine, railroad and trucking sales would show significant increases in 2015 over what has been generated in the past. That has not materialized, as of yet. Delays in the completion of long term client demonstrations for several extremely large new clients which were initially intended to be completed during 2014 have caused problems which have been very hard to overcome. The PEx technology testing and analysis, which appeared to be extremely successful, was not completed due to financial reversals on the part of the independent testing company. Conclusive testing of the PEx technology will have to be totally redone to prove the marketability of the product line. On the upside, testing is underway for several large new domestic clients of our principal domestic distributor, which look extremely promising to date. Other tests are however finally close to completion. While it remains to be seen if all will be successful, it is believed that the final results will be in our favor and that the Company will show significant improvement over the next two years.

Liquidity and Capital Resources

On December 31, 2015, we had working capital deficit of ($5,781,000) and stockholders' deficit of ($5,605,000) compared to working capital deficit of ($5,751,000) and stockholders' deficit of ($5,609,000) on December 31, 2014. Our continuing deficit levels primarily stem from poor sales. On December 31, 2015, the Company had $10,000 in cash, total assets of $431,000 and total liabilities of $6,036,000, compared to $8,000 in cash, total assets of $375,000 and total liabilities of $5,984,000 on December 31, 2014.

Net cash used in operating activities was $527,000 for the year ended December 31, 2015, which was primarily due to a net loss of ($1,255,000) for the year ended December 31, 2015, changes in accounts receivable of $(10,000) and prepaid expenses of $(20,000), offset by changes in inventory of $9,000, accounts payable of $20,000, accrued interest payable of $197,000, customer deposits of $25,000 and accrued liabilities of $478,000. Net cash used in operating activities was $424,000 for the year ended December 31, 2014, which was primarily due to a net loss of ($1,290,000), offset by changes in accounts receivable of $46,000, inventory of $86,000, accounts payable of $15,000, accrued interest payable of $196,000 and accrued liabilities of $484,000.

Cash used in investing activities was $33,000 for the year ended December 31, 2015 due to capital expenditures of $400 plus website costs of $33,000 compared to no cash from or used in investing activities for the year ended December 31, 2014.

Cash provided by financing activities was $563,000 for the year ended December 31, 2015 from the proceeds from the sale of common stock of $353,000 and related party note payable and advances of $210,000, compared to cash provided by financing activities of $423,000 for the year ended December 31, 2014 from the proceeds from the sale of common stock of $123,000 and related party note payable and advances of $300,000.

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

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. During 2015 and 2014, financing activities provided $563,000 and $423,000, respectively, for working capital from the proceeds from sales of common stock, loans and other advances.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues we will require additional investment to satisfy our contemplated cash requirements for the next 12 months. No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated. This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy. Management expects that sales should show increases in 2016. No assurances can be made that we will be able to obtain required financial on terms acceptable to us or at all. Our contemplated cash requirements beyond 2016 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of December 31, 2015, such loans and advances from related parties total $1,730,000 as compared to $2,315,000. for the previous year. The decrease in this number is due to the decision of a related party (who is a principal shareholder and director of the Company) to convert a sizable amount of this debt to equity in the form of 3,173,811 shares of common stock which was issued during the second quarter on 2015. Many of these loans are past due and certain others are due on demand. The Company does not expect any of such related parties to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such related parties demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company's cash position. Any of such events will likely have a materially detrimental effect on the Company. The related party, who is a principal shareholder and director of the Company and has advanced most of the funds to date, has expressed his interest in converting the majority of his remaining loans to common stock at some point in the future, although there can be no assurance that such will be completed on terms acceptable to the Company.

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

Included in inventory at December 31, 2010, were three large Hammonds EnerBurn doser systems amounting to $57,000 which were projected to be transferred to marine customers during 2010, but in 2011 were traded for injection units which are more universally adaptable to other customers. Included in inventory at December 31, 2015 and 2014, are various injector units and R & D Equipment amounting to $38,000 and $42,000, respectively.

Finished product amounted to approximately $47,000 and $9,000 at December 31, 2015 and 2014, respectively: the remaining inventory comprises raw materials.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed and the account is deemed uncollectible. Management has provided an allowance for doubtful accounts of $32,000 as of both December 31, 2015 and December 31, 2014.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided for on the straight-line or accelerated method over the estimated useful lives of the assets. The average lives range from five (5) to ten (10) years. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Depreciation expense totaled $5,007 and $14,428 for the years ended December 31, 2015 and 2014, respectively.

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

As a result of a review by management of its intangible asset and policies related thereto as of December 31, 2010, it was determined that a further impairment was required to be recorded. This impairment serves to reduce its intellectual property to an amount which management believes represents its fair value. This value would be considered a level 3 measurement under FASB ASC 820, Fair Value Measurements and Disclosures, since it is based on significant unobservable inputs. The Company will re-assess the value of this asset in future periods and make adjustments as considered necessary, rather than record additional amortization. No adjustment was required during the years ended December 31, 2015 and December 31, 2014.

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

The current and deferred tax provisions in the financial statements include consideration of uncertain tax positions in accordance with FASB ASC 740, Income Taxes. Management believes there are no significant uncertain tax positions, so no adjustments have been reported from adoption of FASB ASC 740. The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The Company is no longer subject to income tax examinations by the Internal Revenue Service for years prior to 2012. For state tax jurisdictions, the Company is no longer subject to income tax examinations for years prior to 2010.

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

During the year ended December 31, 2015, EnerTeck entered into stock sales agreements with investors who contributed $352,500 in cash to the Company for 1,700,000 shares of common stock. In addition, $877,000 of debt plus related interest expenses was removed from the books of the company through a Debt to Equity conversion in exchange for 3,173,811 shares of Enerteck Corporation common stock.

Diluted net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2015 and 2014, potential dilutive securities had a dilutive effect on the shareholders' equity in the company and were included in the calculation of diluted net loss per common share.

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

Website Costs

As more fully described in Note 5 to the consolidated financial statements, during 2015, the Company acquired the rights to various domain names relevant to its business. The cost of these domain names was $8,497 and has been capitalized as part of website costs on the balance sheet. Management intends to continually renew these domain names, therefore, they are considered nonamortizable intangible assets.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual and interim reporting periods beginning on or after December 15, 2017, and limited early adoption is not permitted. ASU 2014-09 permits the use of two transition methods, either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected a transition method, and is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, "Inventory: Simplifying the Measurement of Inventory", which simplifies the measurement of inventories valued under most methods. Under this new guidance, inventories valued under these methods would be valued at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. The new guidance is effective prospectively for fiscal periods starting after December 15, 2016 and early adoption is permitted. We do not expect the adoption of ASU 2015-11 to have a significant effect on our consolidated financial statements or related disclosures.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." The amendments in ASU 2015-17 eliminate the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in this ASU are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The update is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation" which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public business entities, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption will be permitted in any interim or annual period for which financial statements have not yet been issued or have not been made available for issuance. If early adoption is elected, all amendments in the ASU that apply must be adopted in the same period. In addition, if early adoption is elected in an interim period, any adjustments should be reflected as of the beginning of the annual period that includes that interim period. The Company is in the process of evaluating the impact of the standard on its consolidated financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation requirements by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

Name	Age	Present Position and Offices	Has Served as Director Since

Dwaine Reese	73	Chairman of the Board, Chief Executive Officer and Director	January 2003

Gary B. Aman	68	President and Director	March 2005

Jack D. Cowles	55	Director	March 2005

Thomas F. Donino	54	Director	December 2005

Richard B. Dicks	68	Chief Financial Officer	-

Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company and each significant employee of the Company.

DWAINE REESE has been the Chairman of the Board and the Company's Chief Executive Officer of EnerTeck Sub since 2000 and of EnerTeck Parent since 2003. From approximately 1975 to 2000, Mr. Reese held various executive, management, sales and marketing positions in the refining and specialty chemical business with Nalco Chemical Corporation and later Nalco/Exxon Energy Chemicals, LP. In 2000, he founded EnerTeck Chemical Corp., and has been its President and Chief Executive Officer since that time. Mr. Reese has been and will continue to devote his full-time to the Company's business. Mr. Reese has B.S. degree in Biology and Chemistry from Lamar University and a M.S. degree in Chemistry from Highland New Mexico University.

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

RICHARD B. DICKS has been Chief Financial Officer of the Company since December 2005. Mr. Dicks is a certified public accountant and since January 1985 has operated his own accounting practice focusing on tax, financial, cash management and MAS services. In addition, from July 1993 to December 2001, Mr. Dicks was President and Chief Executive Officer of Combustion Process Manufacturing Corporation, located in Houston, Texas. Mr. Dicks received a Bachelor's Degree from Oklahoma State University in 1969.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the year ended December 31, 2015, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Thomas Donino failed to file three reports late relating to three transactions, which reports the Company understands are intended to be filed as promptly as possible.

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

Item 11. Executive Compensation.

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2015 and December 31, 2014, of those persons who were, (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total

Dwaine Reese, Chairman of the
Board and Chief	2015	$250,000	$0	$0	$0	(1)	$0	$0	$0	$250,000
Executive Officer	2014	$250,000	$0	$0	$8,304		0	0	$0	$258,304

Gary B. Aman,	2015	$200,000	$0	$0	$0	(1)	$0	$0	$0	$200,000
President	2014	$200,000	$0	$0	$6,643		$0	$0	$0	$206,643

_________________

(1)

Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC 718 in connection with options and warrants granted as compensation. Does not include information with respect to warrants granted to Mr. Aman as and for additional consideration for previous loans made to the Company.

Equity Awards

The following table provides certain information concerning equity awards held by the named executive officers as of December 31, 2015.

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

______________

(1)

Represents options and warrants which have been issued as compensation. Does not include information with respect to warrants to acquire 100,000 shares granted to Mr. Aman in 2011 as and for additional consideration for previous loans made to the Company.

2003 Stock Option Plan

In September 2003, our shareholders approved an employee stock option plan (the "2003 Option Plan") authorizing the issuance of options to purchase up to 1,000,000 shares of our common stock. In 2013, the number of shares of common stock reserved for issuance under the 2003 Option Plan was increased from 1,000,000 to 1,250,000 shares of common stock. This plan is intended to give us greater ability to attract, retain, and motivate officers, key employees, directors and consultants; and is intended to provide us with the ability to provide incentives more directly linked to the success of our business and increases in shareholder value. As of December 31, 2015, there are outstanding options under the 2003 Option Plan to acquire up to 823,369 shares of our common stock at a weighted average exercise price of $0.41 per share. Such options expire at dates ranging from August 9, 2016 to October 1, 2019. All other previously granted options have expired and were unexercised. All of the outstanding options are immediately exercisable as of the issue date and expire five years thereafter.

2005 Stock Compensation Plan

In June 2005, the Board of Directors adopted the 2005 Stock Compensation Plan (the "2005 Stock Plan") authorizing the issuance of up to 2,500,000 shares of common stock. Pursuant to the 2005 Stock Plan, employees, directors, officers or individuals who are consultants or advisors of the Company or any subsidiary may be awarded shares under the 2005 Stock Plan. The 2005 Stock Plan is intended to offer those employees, directors, officers, or consultants or advisors of the Company or any subsidiary who assist in the development and success of the business of the Company or any subsidiary, the opportunity to participate in a compensation plan designed to reward them for their services and to encourage them to continue to provide services to the Company or any subsidiary. In 2005, 2,000,000 shares were awarded under the 2005 Stock Plan, 500,000 of which were returned to the Company in December 2005, and 50,000 shares were awarded in 2006. Since then, no additional awards have been granted under the 2005 Stock Plan. The 2015 Stock Plan expired in June 2015.

Other Options, Warrants or Rights

We have no other outstanding options or rights to purchase any of our securities. However, as of December 31, 2015, we do have outstanding warrants to purchase up to 4,403,001 shares of our common stock. In addition, we do have outstanding convertible notes which are convertible into shares of our common stock under certain conditions.

Employment Agreements - Executive Officers and Certain Significant Employees

As of December 31, 2015, none of our officers and key employees are bound by employment agreements.

We do not have any termination or change in control arrangements with any of our named executive officers.

Compensation of Directors

At the present time, directors receive no cash compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings.

The following table provides certain summary information concerning the compensation paid to the Company's non-employee directors during fiscal 2015 for their services as such. All compensation paid to Mr. Reese and Mr. Aman is set forth in the Summary Compensation table above.

Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
	($)	(S)	($)	($)	($)

Jack D. Cowles	$0	-0-	$0	$0	$0

Thomas F. Donino	$0	-0-	$0	$0	$0

Indebtedness of Management

No member of management was indebted to the Company during its last fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2015, certain information with regard to the beneficial ownership of the Company's Common Stock by (i) each stockholder owning beneficially 5% or more of the Company's Common Stock, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and other executive officers, if any, of the Company whose total compensation was in excess of $100,000 (the "named executive officers"), and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)

Dwaine Reese	4,048,335	(2)	13.0%
Thomas F. Donino	14,305,749	(3)	42.5%
Gary B. Aman	1,386,667	(4)	4.4%
Jack D. Cowles	648,550	(5)	2.1%
Richard B. Dicks	239,200	(6)	*

All Executive Officers and Directors as a Group (5 persons)	20,628,501		58.4%

____________

*	Less than 1%.
(1)	Based upon 30,581,866 shares of common stock outstanding as of December 31, 2015.

(2)

Consists of 3,565,000 shares held by Mr. Reese, 233,335 shares underlying options granted to him and 250,000 shares underlying warrants held by Mr. Reese. The address for Mr. Reese is 10701 Corporate Drive, Suite 150, Stafford, Texas.

(3)

Consists of 7,606,115 shares held by Mr. Donino individually or jointly with his wife; 46,500 shares held by Mr. Donino as custodian for his children; 2,450,000 shares held by BATL Bioenergy LLC ("BATL"); 1,131,300 shares held by BATL Management LP ("BATL Management"); 1,510,000 shares underlying warrants held by BATL; 575,000 shares underlying warrants held by BATL Management; and, 986,834 shares underlying warrants held by Mr. Donino. Does not include shares which may be acquired upon conversion of convertible promissory notes held by Mr. Donino and BATL as well as shares which have not been issued to date for funds advanced to the Company by Mr. Donino. See "Certain Relationships and Transactions and Corporate Governance". As the president and managing member of BATL and the sole officer, director and shareholder of BATL Management's general partner, Mr. Donino may be deemed to be the beneficial owner of shares owned by BATL and BATL Management. BATL Management is a family limited partnership whose members are certain relatives and trusts for the benefit of certain relatives of Mr. Donino. This information is based solely upon information reported in filings made to the SEC on behalf of Thomas Donino, BATL and BATL Management. The address for Mr. Donino is 7 Lakeside Drive, Rye, New York.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On July 7, 2009, the Company entered into a $100,000 unsecured promissory note with Gary B. Aman, the Company's President and a director, due on demand. Interest is payable at 12% per annum.

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

In addition, during 2010, 2011 and 2012, Mr. Donino and his affiliates advanced the Company $100,000, $150,000 and $370,000 respectively. Such advances are due on demand and bear interest at 5%, 8% and 8% per annum respectively. During the second quarter of 2015, $320,000 of the advances during 2012 were converted into shares of common stock of the Company. (See the description of the Conversion Agreement below).

During 2013, Mr. Donino advanced $175,000 to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. During the second quarter of 2015, all of these advances totaling $175,000 were converted into shares of common stock of the Company. (See the Conversion Agreement below).

During 2014, Mr. Donino advanced $300,000 to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. During the second quarter of 2015, all of these advances totaling $300,000 were converted into shares of common stock of the Company. (See the Conversion Agreement below).

During the second quarter of 2015, Mr. Donino and BATL Management LP ("BATL Management") converted advances in the aggregate amount of $795,000 for 3,173,811 shares of common stock and warrants to acquire an additional 533,334 shares of common stock at $0.50 per share. Mr. Donino is the sole officer, director and shareholder of BATL Management's general partner. Such conversion was effected pursuant to a Consolidated Conversion and Subscription Agreement entered into as of June 30, 2015 (the "Conversion Agreement") pursuant to which (i) $320,000 in advances from 2012 were converted into 533,334 Units of the Company at a conversion price of $0.60 per Unit with each Unit consisting of (a) two shares of common stock, and (b) a warrant to purchase one share of common stock, at an exercise price of $0.50 per share, (ii) $125,000 in advances from 2013 were converted into 357,143 shares of common stock at a conversion price of $0.35 per share; and (iii) $350,000 in advances from 2013 and 2014 were converted into 1,750,000 shares of common stock at a conversion price of $0.20 per share.

During the third and fourth quarters of 2015 an additional $200,000 was contributed to the Company by Mr. Donino toward the acquisition of stock; the shares of which have not been issued as of December 31, 2015. These amounts have been recorded as additional notes payable until such time as the respective stock is issued.

Other than the foregoing, since January 1, 2015, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

Our board of directors currently consists of four members. They are Dwaine Reese, Gary B. Aman, Jack D. Cowles and Thomas F. Donino. Mr. Reese is the Company's Chairman of the Board and Chief Executive Officer, and Mr. Aman is the Company's President. Messrs. Cowles and Donino are independent directors. We have determined their independence using the general independence criteria set forth in the Nasdaq Marketplace Rules.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2015 and December 31, 2014:

Fee Category	2015 Fees	2014 Fees

Audit Fees	$44,500	$38,900
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$44,500	$38,900

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

(3)	Exhibits

Incorporated by
Reference to

2.1	Share Exchange Agreement	Exhibit 2.1 (1)
2.2	Plan of Merger	Exhibit 2.2 (2)
2.3	Article of Merger (Delaware)	Exhibit 2.3 (2)
2.4	Articles of Merger (Washington)	Exhibit 2.4 (2)
3.1	Articles of Incorporation (July 8, 2003 filing date)	Exhibit 3.1 (2)
3.2	Bylaws	Exhibit 3.2 (2)
4.1	Specimen of Common Stock Certificate	Exhibit 4.1 (2)
4.2	Registrant's 2003 Stock Option Plan	Exhibit 4.1 (3)
4.3	Registrant's 2005 Stock Compensation Plan	Exhibit 99.1 (4)
4.4	Form of Common Stock Purchase Warrant granted to various persons at various times from August 2003 to date	Exhibit 4.4 (5)
4.5	Registration Rights Agreement dated December 8, 2005 between the Company and BATL Bioenergy LLC	Exhibit 4.1 (6)
4.6	Warrant to purchase 1,000,000 shares issued to BATL Bioenergy LLC	Exhibit 4.2 (6)
10.1	Office Lease dated February 1, 2001	Exhibit 10.23 (2)
10.2	Office Lease Amendment dated March 31, 2003	Exhibit 10.24 (2)
10.3	Second Amendment to Lease Agreement	Exhibit 10.4 (7)
10.4	Third Amendment to Lease Agreement	Exhibit 10.5 (7)
10.5	Fourth Amendment to Lease Agreement	Exhibit 10.5 (11)
10.6	Fifth Amendment to Lease Agreement	Exhibit 10.5 (12)
10.7	Securities Purchase Agreement dated December 8, 2005 between the Company and BATL Bioenergy LLC	Exhibit 10.2 (6)
10.8	Asset Purchase Agreement dated as of July 13, 2006	Exhibit 2.1 (8)
10.9	Exclusive Reseller and Market Development Alliance With Custom Fuel Services, Inc.	Exhibit 10.10 (9)
10.1	Consolidated Conversion and Subscription Agreement dated as of June 30, 2015 by and among EnerTeck Corporation, BATL Management LP, Thomas Donino and Loren Donino	Exhibit 10.1 (10)
21.1	Subsidiaries of the Registrant	Exhibit 21.1 (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*
101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

*

 _____________

* Filed herewith.

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on January 23, 2003, and incorporated by reference herein.

(2)	Filed as an exhibit to the Company's Registration Statement on Form SB-2, File No. 333-108872, and incorporated by reference herein.

(3)	Filed as an exhibit to the Company's Schedule 14A filed on August 12, 2003, and incorporated by reference herein.

(4)	Filed as an exhibit to the Company's Registration Statement on Form S-8, File No. 333-1258814, and incorporated by reference herein.

(5)	Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, and incorporated by reference herein.

(6)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on December 12, 2005, and incorporated by reference herein.

(7)	Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, and incorporated by reference herein.

(8)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on July 19, 2006, and incorporated by reference herein.

(9)	Filed as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form SB-2 filed as Form S-1/A on March 25, 2008, File No. 333-133651, and incorporated by reference herein.

(10)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on July 2, 2015, and incorporated by reference herein.

(11)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated by reference herein.

(12)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION
(Registrant)

Dated: May 6, 2016	By:	/s/ Dwaine Reese
Dwaine Reese
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dwaine Reese	Chief Executive Officer	05/06/2016
Dwaine Reese	Chairman of the Board and Director (Principal Executive Officer)

/s/ Richard B. Dicks	Chief Financial Officer	05/06/2016
Richard B. Dicks	(Principal Financial Officer)

/s/ Gary B. Aman	President and Director	05/06/2016
Gary B. Aman

/s/ Jack D. Cowles	Director	05/06/2016
Jack D. Cowles

/s/ Thomas F. Donino	Director	05/06/2016
Thomas F. Donino

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

EnerTeck Corporation

Houston, Texas

We have audited the accompanying consolidated balance sheets of EnerTeck Corporation and subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows for each of the years in the two-year period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnerTeck Corporation and subsidiary as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

VOGEL CPAs, PC

/s/ VOGEL CPAs, PC
Certified Public Accountants

Dallas, Texas

April 14, 2016

ENERTECK CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 2015 and 2014

	2015	2014
ASSETS
Current assets
Cash	$10,025	$7,878
Inventory	159,665	168,826
Receivables - trade	40,176	30,124
Prepaid Expenses	31,413	11,668
Total current assets	$241,279	$218,496

Intellectual Property	150,000	150,000
Website costs, net of accumulated amortization of $3,930	37,304	0
Property and equipment, net of accumulated depreciation of $363,393 and $358,455, respectively	2,357	6,864

Total assets	$430,940	$375,360

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$181,179	$161,237
Stockholder advances and notes	1,730,050	2,315,000
Customer deposits	24,831	0
Accrued compensation	3,177,123	2,705,904
Accrued interest	825,714	711,616
Accrued liabilities - other	83,393	76,169
Total current liabilities	$6,022,290	$5,969,926

Long Term Liabilities
Deferred lease liability	$13,400	$14,292
Total Long Term Liabilities	$13,400	$14,292

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 100,000,000 shares authorized, none issued
Common stock, $.001 par value, 100,000,000 shares authorized, 30,581,866 and 25,598,055 shares issued and outstanding, respectively	$30,582	$25,598
Common stock subscribed, 75,000 shares	37,500	37,500
Additional paid-in capital	26,686,141	25,431,900
Accumulated deficit	(32,358,973)	(31,103,856)
Total stockholders' equity (deficit)	$(5,604,750)	$(5,608,858)

Total liabilities and stockholders' equity (deficit)	$430,940	$375,360

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2015 and 2014

	2015	2014

Product Sales	$279,836	$185,894
Cost of goods sold	91,780	32,351
Gross profit	$188,056	$153,543

Costs and expenses:
General and Administrative Expenses:
Wages	$789,263	$790,864
Non-cash compensation	0	24,747
Depreciation and Amortization	5,007	14,828
Other Selling, General and Administrative Expenses	450,014	369,000
Total Expenses	$1,244,284	$1,199,439

Operating loss	$(1,056,228)	$(1,045,896)

Other income (expense)
Interest Income	$4	$5
Other Income (Expense)	300	(48,242)
Interest expense	(199,193)	(196,366)
Net Income (loss)	$(1,255,117)	$(1,290,499)

Net loss per share:
Basic and diluted	$(0.04)	$(0.05)

Weighted average shares outstanding:
Basic and diluted	28,672,314	25,242,287

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2015 and 2014

			Common	Additional
	Common Stock		Stock	Paid-in	Accum'd
	Shares	Amount	Subscribed	Capital	Deficit	Total

Balances, December 31, 2013	24,983,056	$24,983	$37,500	$25,284,768	$(29,813,357)	$(4,466,106)

Stock based compensation				24,747		$24,747
Sale of Stock	615,000	615		122,385		123,000
Current Loss 12/31/2014					(1,290,499)	(1,290,499)

Balances, December 31, 2014	25,598,056	$25,598	$37,500	$25,431,900	$(31,103,856)	$(5,608,858)

Sale of Stock	1,700,000	1,700		350,800		352,500
Debt Conversion	3,173,811	3,174		875,054		878,228
Stock Issued for Services	100,000	100		19,900		20,000
Stock and Warrants Issued for Website Rights	10,000	10		8,487		8,497
Current Loss 12/31/2015					(1,255,117)	(1,255,117)

Balances, December 31, 2015	30,581,867	$30,582	$37,500	26,686,141	($32,358,973)	(5,604,750)

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015 and 2014

	2015	2014

Net (loss)	$(1,255,117)	$(1,290,499)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and Amortization	8,937	14,828
Common stock warrants and options issued for services	20,000	24,747
Changes in operating assets and liabilities:
Accounts receivable	(10,052)	46,001
Inventory	9,161	85,898
Prepaid expenses	(19,812)	(31)
Accounts payable	19,942	14,990
Accrued Interest payable	197,326	196,367
Customer deposits	24,831	0
Accrued Liabilities	477,551	483,780
NET CASH USED IN OPERATING ACTIVITIES	$(527,233)	$(423,919)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	$(433)	$0
Website costs	(32,737)	0
CASH USED IN INVESTING ACTIVITIES	$(33,170)	$0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	$352,500	$123,000
Related party note payable and advances	210,050	300,000
CASH PROVIDED BY FINANCING ACTIVITIES	$562,550	$423,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	$2,147	$(919)
Cash and cash equivalents, beginning of year	7,878	8,797
Cash and cash equivalents, end of year	$10,025	$7,878

Cash paid for:
Income tax	$0	$0
Interest	$1,867	$0

Noncash investing and financing activities:
Stock and warrants issued for capitalized website costs	$8,497	$0
Conversion of notes payable and accrued interest to stock	$878,228	$0

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Included in inventory at December 31, 2010, were three large Hammonds EnerBurn doser systems amounting to $57,000 which were projected to be transferred to marine customers during 2010, but in 2011 were traded for injection units which are more universally adaptable to other customers. Included in inventory at December 31, 2015 and 2014, are various injector units and R & D Equipment amounting to $38,000 and $42,000, respectively.

Finished product amounted to approximately $47,000 and $9,000 at December 31, 2015 and 2014, respectively: the remaining inventory comprises raw materials.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed and the account is deemed uncollectible. Management has provided allowances for doubtful accounts of $32,000 and $32,000 as of both December 31, 2015 and 2014.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided for on the straight-line or accelerated method over the estimated useful lives of the assets. The average lives range from five (5) to ten (10) years. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Depreciation expense totaled $5,007 and $14,428 for the years ended December 31, 2015 and 2014, respectively.

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

As a result of a review by management of its intangible asset and policies related thereto as of December 31, 2010, it was determined that a further impairment was required to be recorded. This impairment served to reduce its intellectual property to an amount which management believes represents its fair value. This value would be considered a level 3 measurement under FASB ASC 820, Fair Value Measurements and Disclosures, since it is based on significant unobservable inputs. The Company will re-assess the value of this asset in future periods and make adjustments as considered necessary, rather than record additional amortization. No adjustment was considered necessary during the years ended December 31, 2015 and 2014.

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

The current and deferred tax provisions in the financial statements include consideration of uncertain tax positions in accordance with FASB ASC 740, Income Taxes. Management believes there are no significant uncertain tax positions, so no adjustments have been reported from adoption of FASB ASC 740. The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The Company is no longer subject to income tax examinations by the Internal Revenue Service for years prior to 2012. For state tax jurisdictions, the Company is no longer subject to income tax examinations for years prior to 2010.

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

During the year ended December 31, 2015, EnerTeck entered into stock sales agreements with investors who contributed $352,500 in cash to the Company for 1,700,000 shares of common stock. In addition, $877,000 of debt plus related interest expenses was removed from the books of the company through a Debt to Equity conversion in exchange for 3,173,811 shares of Enerteck Corporation common stock.

Diluted net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2015 and 2014, potential dilutive securities had a dilutive effect on the shareholders' equity in the company and were included in the calculation of diluted net loss per common share.

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

Website Costs

As more fully described in Note 5, during 2015, the Company acquired the rights to various domain names relevant to its business. The cost of these domain names was $8,497 and has been capitalized as part of website costs on the balance sheet. Management intends to continually renew these domain names, therefore, they are considered nonamortizable intangible assets.

In addition, during 2015, the Company incurred costs to modify and improve the functionality of its website. Such costs amounted to $32,737 and are being amortized over their expected useful life of five years. Amortization for 2015 was $3,930. Future amortization is expected to be as follows: $6,547 for 2016, 2017, 2018 and 2019, with final amortization of $2,618 in 2020.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual and interim reporting periods beginning on or after December 15, 2017, and limited early adoption is permitted. ASU 2014-09 permits the use of two transition methods, either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected a transition method, and is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, "Inventory: Simplifying the Measurement of Inventory", which simplifies the measurement of inventories valued under most methods. Under this new guidance, inventories valued under these methods would be valued at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. The new guidance is effective prospectively for fiscal periods starting after December 15, 2016 and early adoption is permitted. We do not expect the adoption of ASU 2015-11 to have a significant effect on our consolidated financial statements or related disclosures.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." The amendments in ASU 2015-17 eliminate the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in this ASU are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The update is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation" which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public business entities, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption will be permitted in any interim or annual period for which financial statements have not yet been issued or have not been made available for issuance. If early adoption is elected, all amendments in the ASU that apply must be adopted in the same period. In addition, if early adoption is elected in an interim period, any adjustments should be reflected as of the beginning of the annual period that includes that interim period. The Company is in the process of evaluating the impact of the standard on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

At December 31, 2015 and 2014 property and equipment consisted of the following:

	Useful Lives	2015 Amount	2014 Amount

Furniture and fixtures	5-7	$64,016	$63,585
Equipment	5-7	301,734	301,734
Less: Accumulated Depreciation		(363,393)	(358,455)

Net Property and Equipment		$2,357	$6,864

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

NOTE 4 – INCOME TAXES

EnerTeck has incurred net losses since the merger with Gold Bond and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative operating loss carry-forward is approximately $20,303,000 at December 31, 2015, and expires beginning in 2023.

Deferred income taxes consist of the following at December 31, 2015 and 2014:

	2015	2014
Assets:
Net operating loss carryforwards	$7,118,000	$6,684,000
Other asset differences	85,000	124,000
Deferred compensation costs and other	1,535,000	1,335,000
Valuation allowance	(8,738,000)	(8,143,000)
	$0	$0

The change in the valuation allowance for the years ended December 31, 2015 and 2014, was $595,000 and $915,000, respectively.

NOTE 5 – STOCKHOLDERS' EQUITY

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

During the fourth quarter of 2015, the Company purchased certain domain names from an unrelated third party for consideration consisting of 10,000 shares of common stock and warrants to acquire an additional 13,000 shares of common stock exercisable at $0.50 per share. The total value of $8,497 was capitalized as a component of website costs on the balance sheet. The warrants have a term of five years.

NOTE 6 – STOCK WARRANTS AND OPTIONS

Stock Warrants

See Note 5 for information on the cancellation during the first quarter of 2015 of 400,000 warrants granted to an unrelated third party during the first quarter of 2013.

During the second quarter of 2015, the Company issued 533,334 warrants to a shareholder/director in connection with the conversion of certain advances effected as of June 30, 2015 (see Note 5). The warrants are exercisable into 533,334 shares of common stock at an exercise price of $0.50 per share.

During the fourth quarter of 2015, the Company issued 13,000 warrants to an unrelated third party in connection with the purchase of domain names (see Note 5). The warrants are exercisable into 13,000 shares of common stock at an exercise price of $0.50 per share.

The fair value of warrants issued in 2015 at the date of grant was $4,797 and was capitalized as website rights for the year ended December 31, 2015, as estimated using the Black-Scholes Model with the following weighted average assumptions for fiscal year 2015:

	2015	2014

Expected dividend yield	0.0%	N/A
Expected term	5 yrs	N/A
Expected volatility	272%	N/A
Risk-free interest rate	1.7%	N/A
Fair value per warrant	$.37	N/A

Other than the foregoing, there were no other warrants granted or exercised for the years ended December 31, 2015 and 2014. A total of zero and 400,048 warrants expired for the years ended December 31, 2015 and 2014, respectively. Warrants outstanding and exercisable as of December 31, 2015:

		Weighted	Exercisable
	Number of	Average	Number of
Exercise Price	Warrants	Remaining Life	Warrant

$0.60	3,590,000	0.5	3,590,000
$0.75	100,000	0.7	100,000
$0.50	166,667	1.9	166,667
$0.50	546,334	4.5	546,334
	4,403,001		4,403,001

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

The fair value of options at the date of grant was $24,747 and was recognized as non-cash compensation for the year ended December 31, 2014, as estimated using the Black-Scholes Model with the following weighted average assumptions:

	2015	2014
Expected dividend yield	N/A	0.0%
Expected term	N/A	5.0 yrs
Expected volatility	N/A	266%
Risk-free interest rate	N/A	1.7%
Fair value per warrant	N/A	$.20

The expected term of the options and warrants represents the estimated period of time until exercise and is based on the Company's historical experience of similar option grants, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For fiscal 2015 and 2014, expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of grant with an equivalent expected term or life. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the future.

Information regarding activity for stock options under our plan is as follows:

	2015		2014
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price

Outstanding at beginning of year	823,369	$.41	963,402	$.56
Options granted	0	.00	124,167	.30
Options exercised	0	.00	0	.00
Options forfeited/expired	0	.00	(264,200)	0.89
Outstanding at end of year	823,369	$.41	823,369	$.41

Options exercisable at end of year	823,369		823,369
Non-vested options at end of year	0		0
Weighted-average
Remaining contractual term – all options	2.2 yrs		3.2 yrs
Weighted-average
Remaining contractual term – vested options	2.2 yrs		3.2 yrs
Fair value of options vested during the year	$0		$24,747
Aggregate intrinsic value	$0		$0

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

See Note 5 for information of the conversion by such shareholder/director of such advances during the second quarter of 2015.

During the third and fourth quarters of 2015 an additional $210,050 was contributed to the Company by investors toward the acquisition of stock; the shares of which have not been issued as of December 31, 2015. These amounts have been recorded as additional notes payable until such time as the respective stock is issued.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Office Lease

EnerTeck leases office space under a non-cancelable operating lease. Future minimum rentals due under non-cancelable operating leases with an original maturity of at least one-year are approximately as follow:

2016	52,000
2017	54,000
2018	54,000
2019	36,000
Total	$196,000

This lease provides for a rent-free period as well as increasing rental payments. In accordance with generally accepted accounting principles, rent expense for financial statement purposes is being recognized on a straight-line basis over the lease term. A deferred lease liability arises from the timing difference in the recognition of rent expense and the actual payment of rent.

Rent expense for the years ended December 31, 2015 and December 31, 2014 totaled $49,615 and $51,305, respectively.

Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the years ended December 31, 2015 and 2014, the Company incurred recurring net losses of $1,255,000 and $1,290,000, respectively. In addition, at December 31, 2015, the Company has an accumulated deficit of $32,359,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis. Management concedes that sales revenues for 2015 and 2014 and for years prior have been considerably less than earlier anticipated primarily due to circumstances which are making a continued effort to correct. Tests which were expected to be run and completed during 2013 and 2014 were, for reasons beyond the company's control either delayed, rescheduled or in some cases gave inconclusive results, such as the PEx river test. Management expected that marine, railroad and trucking sales would show significant increases in 2015 over what has been generated in the past. That has not materialized, as of yet. Delays in the completion of long term client demonstrations for several extremely large new clients which were initially intended to be completed during 2014 have caused problems which have been very hard to overcome. The PEx technology testing and analysis, which appeared to be extremely successful, was not completed due to financial reversals on the part of the independent testing company. Conclusive testing of the PEx technology will have to be totally redone to prove the marketability of the product line. On the upside, testing is underway for several large new domestic clients of our principal domestic distributor, which look extremely promising to date. Other tests are however finally close to completion. While it remains to be seen if all will be successful, it is believed that the final results will be in our favor and that the company will show significant improvement over the next two years.

The Company has been able to generate working capital in the past through private placements and issuing promissory notes and believes that these avenues will remain available to the Company if additional financing is necessary. No assurance can be made that any of these efforts will be successful.

NOTE 9 – CONCENTRATION OF CREDIT RISK

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

For the year ended December 31, 2015, sales to each of two customers exceeded 10% of total sales, and aggregated to approximately 48% of total sales. Those two customers represented approximately 34% of total accounts receivable at December 31, 2015. For the year ended December 31, 2014, sales to each of three customers exceeded 10% of total sales, and aggregated to approximately 60% of total sales.

