Form 10-Q
period 2016-03-31
ENERTECK CORP
filed 2016-05-19
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 30,581,866 outstanding as of May 10, 2016.

ENERTECK CORPORATION

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENERTECK CORPORATION

Index to Financial Information

Period Ended March 31, 2016

Page

Consolidated Financial Statements (Unaudited):

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Unaudited	Audited
	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash	$6,263	$10,025
Inventory	155,080	159,665
Receivables - trade	13,754	40,176
Prepaid Expenses	71,427	31,413
Total current assets	246,524	241,279

Intellectual Property	150,000	150,000
Domain Names	8,497	8,497
Website, net of accumulated amortization of $5,640 and $3,930, respectively	27,098	28,807
Property and equipment, net of accumulated depreciation of $ 363,591 and $363,393, respectively	2,159	2,357
Total assets	$434,278	$430,940

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$175,369	$181,179
Stockholder advances and notes	1,900,503	1,730,050
Customer Deposits	0	24,831
Accrued compensation	3,302,143	3,177,123
Accrued interest	873,504	825,714
Accrued liabilities - other	79,479	83,393
Total current liabilities	6,330,998	6,022,290

Long Term Liabilities
Deferred lease liability	12,951	13,400
Total Long Term Liabilities	12,951	13,400

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 100,000,000 shares authorized, none issued
Common stock, $.001 par value, 100,000,000 shares authorized 30,581,866 and 30,581,866 shares issued and outstanding, respectively	30,582	30,582
Common stock subscribed, 75,000 shares	37,500	37,500
Additional paid-in capital	26,686,141	26,686,141
Accumulated deficit	(32,663,894)	(32,358,973)
Total stockholders' equity (deficit)	(5,909,671)	(5,604,750)

Total liabilities and stockholders' equity (deficit)	$434,278	$430,940

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2016	2015

Product Sales	$33,992	$60,214
Cost of goods sold	4,934	9,389
Gross profit	$29,058	$50,825
Costs and expenses:
General and Administrative Expenses:
Wages	$201,276	$201,497
Depreciation and Amortization	1,908	2,098
Other Selling, General and Administrative Expenses	83,007	158,959
Total Expenses	$286,191	$362,554
Operating loss	$(257,133)	$(311,729)

Other income (expense)
Interest Income	$1	$1
Other Income (Expense)	0	4,024
Interest expense	(47,790)	(50,299)
Net Income (loss)	$(304,922)	$(358,703)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	30,656,866	25,860,554

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2016	2015

Net (loss)	$(304,922)	$(358,703)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and Amortization	$1,908	$2,098
Stock issued for services	0	20,000
Other Non cash transactions	0	0
Changes in operating assets and liabilities:
Accounts receivable	26,422	(37,883)
Inventory	4,585	1,499
Prepaid expenses	(40,014)	(51,104)
Customer Deposits	(24,831)	0
Accounts payable	(5,810)	4,584
Accrued Interest payable	47,790	50,999
Accrued Liabilities	120,657	124,308
NET CASH USED IN OPERATING ACTIVITIES	$(174,215)	$(244,202)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	$0	$0
CASH USED IN INVESTING ACTIVITIES	$0	$0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	$161,453	$317,500
Related party note payable and advances	9,000	0
CASH PROVIDED BY FINANCING ACTIVITIES	$170,453	$317,500

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(3,762)	$73,298
Cash and cash equivalents, beginning of period	10,025	7,878
Cash and cash equivalents, end of period	$6,263	$81,176
Cash paid for:
Income tax	$0	$0
Interest	$0	$0

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION and SUBSIDIARY,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying Unaudited interim consolidated financial statements of EnerTeck Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in EnerTeck's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2015 as reported in the Form 10-K have been omitted.

NOTE 2 – INCOME (LOSS) PER COMMON SHARE

The basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding.

During the first quarter of 2015, investors contributed $317,500 for a total of 1,525,000 shares of Enerteck common stock. In addition, 100,000 shares of common stock valued at $20,000 were issued for cancellation of a warrant. No shares of Enerteck common stock was issued during the first quarter of 2016.

Diluted net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2016 and 2015, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

NOTE 4 – STOCKHOLDERS' EQUITY

During the first quarter of 2011, the Company received an advance of $125,000 in gross proceeds for 250,000 shares of common stock at $.50 per share from three investors in a private placement offering to accredited investors only. During the first quarter of 2012 and following completion of the subscription agreements, the Company issued 175,000 shares to two of such investors in connection with gross proceeds of $87,500. Pending completion of the subscription agreement from the third investor, the balance of 75,000 shares will be issued in connection with the remaining gross proceeds of $37,500.

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

During the first quarter of 2016, $161,453 was received from accredited investors for shares of Enerteck common stock. However, the shares had not been issued prior to the end of the quarter.

NOTE 5 – STOCK WARRANTS AND OPTIONS

Stock Warrants

See Note 4 for information on the cancellation during the first quarter of 2015 of 400,000 warrants granted to an unrelated third party during the first quarter of 2013.

There were no warrants granted or exercised for the three months ended March 31, 2015 and for the three months ended March 31, 2016. No warrants expired during the year ended December 31, 2015 and during the three months ended March 31, 2016, however 2,050,000 are set to expire in the second quarter of 2016, with an additional 1,640,000 warrants due to expire during the third quarter of 2016. Warrants outstanding and exercisable as of March 31, 2016 are as follows:

		Weighted	Exercisable
	Number of	Average	Number of
Exercise Price	Warrants	Remaining Life	Warrants

$0.60	3,590,000	.3	3,590,000
$0.75	100,000	.5	100,000
$0.50	166,667	1.7	166,667
$0.50	546,334	4.3	546,334
	4,403,001		4,403,001

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

There were no options granted or exercised for the three months ended March 31, 2015 and for the three months ended March 31, 2016.

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

Information regarding activity for stock options under our plan is as follows:

	2016		2015
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price

Outstanding at beginning of period	823,269	$0.41	823,269	$0.41
Options granted	0	0	0	0
Options exercised	0	0	0	0
Options forfeited/expired	0	0	0	0
Outstanding at end of period	823,269	$0.41	823,269	$0.41

Options exercisable at end of period	0		823,269
Non-vested options at end of period	0		0
Weighted-average
Remaining contractual term – all options	2.0 yrs		3.0 yrs
Weighted-average
Remaining contractual term – vested options	2.0 yrs		3.0 yrs
Fair value of options vested during the period	$0		$0
Aggregate intrinsic value	$0		$0

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

During the third and fourth quarters of 2015 and during the first quarter of 2016, $210,050 and $161,453, respectively, was contributed to the Company by investors toward the acquisition of stock; the shares of which have not been issued as of March 31, 2016. These amounts have been recorded as additional notes payable until such time as the respective stock is issued.

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

Rent expense for the periods ended March 31, 2016 and 2015 totaled $12,707 and $12,675, respectively.

Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2016, and the year ended December 31, 2015, the Company incurred recurring net losses of $305,000 and $1,255,000, respectively. In addition, at March 31, 2016, the Company has an accumulated deficit of $32,664,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis. Management concedes that sales revenues for 2016 to date and 2015 and for years prior have been considerably less than earlier anticipated primarily due to circumstances which have been corrected or are in the process of being corrected. Tests which were expected to be run and completed during 2013 and 2014 were, for reasons beyond the company's control either delayed, rescheduled or in some cases gave inconclusive results, such as the PEx river test. Management expected that marine, railroad and trucking sales would show significant increases in 2015 over what has been generated in the past. That has not materialized, as of yet. Delays in the completion of long term client demonstrations for several extremely large new clients which were initially intended to be completed during 2014 have caused problems which have been very hard to overcome. The PEx technology testing and analysis, which appeared to be extremely successful, was not completed due to financial reversals on the part of the independent testing company. Conclusive testing of the PEx technology will have to be totally redone to prove the marketability of the product line. On the upside, testing is underway for several large new domestic clients of our principal domestic distributor, which look extremely promising to date. Other tests are however finally close to completion. While it remains to be seen if all will be successful, it is believed that the final results will be in our favor and that the company will show significant improvement over the next two years.

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

EnerTeck at times has cash in bank in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. At March 31, 2016, EnerTeck had less than $9,000 in cash, which is insured.

For the three months ended March 31, 2016, sales to one customers exceeded 75% of total sales. That customer represented approximately 13% of net accounts receivable at March 31, 2016.

NOTE 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Forward Looking Statements

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

Results of Operations

Revenues

We recorded $34,000 sales revenues for the three months ended March 31, 2016 compared to sales revenues of $60,000 for the three months ended March 31, 2015. The decrease in revenues for the three months ended March 31, 2016 compared to the prior year period was primarily due to equipment issues related to a large new customer which has delayed implementation. Testing is either underway or completed with several potential customers and in new areas with existing customers, more sales should occur. It is expected that sales should show increases during the remainder of 2016.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $29,000 or 85.5% of sales for the three month period ended March 31, 2016, as compared to $51,000 or 84.4% of sales for the three month period ended March 31, 2015. As our overall volumes increase, we feel confident that there will be an improvement in the gross profit percentage as our manufacturing proficiency continues to improve for our core products. As testing has not as yet been validated and the Company has yet to begin commercial production of our patent pending PEx® technology, which will be custom built to meet the needs of each customer application, no prediction can be made with regard to the gross margins for this segment of the business.

Cost of goods sold was $5,000 for the three month period ended March 31, 2016, which represented 14.5% of revenues as compared to was $9,000 for the three month period ended March 31, 2015, which represented 15.6%.

Costs and Expenses

Operating expenses were $286,000 for the three months ended March 31, 2016 as compared to $363,000 for the three months ended March 31, 2015. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses.

Net Loss

We reported a net loss of $305,000 during the three months ended March 31, 2016, as compared to net losses of $358,000 for the three months ended March 31, 2015. We believe that current sales activity will increase for the remainder of the 2016 calendar year due to the success of certain recently completed testing and negotiations for and with new customers.

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

Liquidity and Capital Resources

On March 31, 2016, we had working capital deficit of ($6,084,000) and a stockholders' deficit of ($5,910,000) compared to a working capital deficit of ($5,781,000) and a stockholders' deficit of ($5,605,000) on December 31, 2015. Our continuing deficit levels primarily stems from poor sales. On March 31, 2016, we had $6,000 in cash, total assets of $434,000 and total liabilities of $6,344,000, compared to $10,000 in cash, total assets of $431,000 and total liabilities of $6,035,000 on December 31, 2015.

Net cash used in operating activities was $174,000 for the three months ended March 31, 2016, which was primarily due to a net loss of ($305,000), plus prepaid expenses of ($40,000), customer deposits of ($25,000) and accounts payable of ($6,000), offset by accounts receivable of $26,000, inventory of $5,000, accrued interest payable of $48,000 and accrued liabilities of $121,000. Net cash used in operating activities was $244,000 for the three months ended March 31, 2015, which was primarily due to a net loss of ($358,000), plus changes in prepaid expenses of ($51,000), offset by changes in inventory of $1,000, accounts receivable of $38,000 and changes in accounts payable of $5,000, accrued interest payable of $51,000 and accrued liabilities of $124,000.

Cash used in investing activities was $0 for the three months ended March 31, 2016 and $0 for the three month period ended March 31, 2015.

Cash provided by financing activities was $171,000 for the three months ended March 31, 2016 which was comprised primarily of proceeds from sales of stock as compared to $318,000 for the three months ended March 31, 2015.

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

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. During 2016 to date and in 2015, financing activities provided $171,000 and $563,000, respectively, for working capital from the proceeds from sales of common stock, loans and other advances.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION
(Registrant)

Dated: May 18, 2016	By:	/s/ Dwaine Reese
Dwaine Reese,
Chief Executive Officer
(Principal Executive Officer)

Dated: May 18, 2016	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)

