Form 10-Q
period 2016-06-30
ENERTECK CORP
filed 2016-08-16
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 30,653,542 outstanding as of August 12, 2016.

ENERTECK CORPORATION

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENERTECK CORPORATION

Index to Financial Information

Period Ended June 30, 2016

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Unaudited	Audited
	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash	$22,298	$10,025
Inventory	147,436	159,665
Receivables - trade	23,940	40,176
Employee Advances	858	0
Prepaid Expenses	56,572	31,413
Total current assets	251,104	241,279

Intellectual Property	150,000	150,000
Domain Names	8,497	8,497
Website, net of accumulated amortization of $7,277 and $3,930, respectively	25,461	28,807
Property and equipment, net of accumulated depreciation of $363,825 and $363,393, respectively	2,466	2,357
Total assets	$437,528	$430,940

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$171,295	$181,179
Stockholder advances and notes	2,004,000	1,730,050
Customer Deposits	0	24,831
Accrued compensation	3,418,931	3,177,123
Accrued interest	922,313	825,714
Accrued liabilities - other	83,393	83,393
Total current liabilities	6,599,932	6,022,290

Long Term Liabilities
Deferred lease liability	12,501	13,400
Total Long Term Liabilities	12,501	13,400

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 100,000,000 shares authorized, none issued
Common stock, $.001 par value, 100,000,000 shares authorized 30,653,542 and 30,581,866 shares issued and outstanding, respectively	30,654	30,582
Common stock subscribed, 75,000 shares	37,500	37,500
Additional paid-in capital	26,707,572	26,686,141
Accumulated deficit	(32,950,631)	(32,358,973)
Total stockholders' equity (deficit)	(6,174,905)	(5,604,750)

Total liabilities and stockholders' equity (deficit)	$437,528	$430,940

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$55,909	$79,971	$89,901	$140,185
Cost of goods sold	11,561	17,416	16,495	26,805
Gross profit	$44,348	$62,555	$73,406	$113,380

General and Administrative Expenses:
Wages	$200,390	$200,619	$401,666	$402,116
Depreciation and amortization	1,871	2,126	3,779	4,224
Other Selling, Gen. & Admin. Exp.	82,014	116,858	163,311	275,817
Total Expenses	$284,275	$319,603	$568,756	$682,157

Operating loss	$(239,927)	$(257,048)	$(495,350)	$(568,777)

Interest Income	$1	$1	$2	$2
Other Income (Expense)	288	1,510	288	2,514
Interest expense	(48,808)	(52,726)	(96,598)	(103,726)
Net Income (loss)	$(288,446)	$(311,283)	$(591,658)	$(669,987)

Net Loss per Share: Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	30,697,823	27,457,931	30,677,344	26,663,655

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2015

Net (loss)	$(591,658)	$(669,987)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and Amortization	$3,779	$4,224
Stock issued for services	0	20,000
Changes in operating assets and liabilities:
Accounts receivable	16,236	(20,229)
Inventory	12,229	(11,367)
Prepaid expenses	(26,017)	(33,984)
Customer Deposits	(24,831)	0
Accounts payable	(9,884)	19,323
Accrued Interest payable	96,599	103,729
Accrued Liabilities	240,908	244,901
NET CASH USED IN OPERATING ACTIVITIES	$(282,639)	$(343,390)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	$(541)	$(431)
CASH USED IN INVESTING ACTIVITIES	$(541)	$(431)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	$11,453	$352,500
Related party note payable and advances	284,000	0
CASH PROVIDED BY FINANCING ACTIVITIES	$295,453	$352,500

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$12,273	$8,679
Cash and cash equivalents, beginning of period	10,025	7,878
Cash and cash equivalents, end of period	$22,298	$16,557
Cash paid for:
Income tax	$0	$0
Interest	$0	$0

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

During the first quarter of 2015, investors contributed $317,500 for a total of 1,525,000 shares of Enerteck common stock with an additional $35,000 contributed during the second quarter for additional 175,000 shares. In addition, 100,000 shares of common stock valued at $20,000 were issued for cancellation of a warrant. During the first two quarters of 2016, $11,453 was contributed for a total of 38,177 shares of Enerteck common stock.

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

During the second quarter of 2016, the Company issued 71,676 shares of common stock to two accredited investors for an aggregate of $21,503 received in a private placement offering of common stock at $0.30 per share. Of such proceeds, $10,050 was received in the fourth quarter of 2015 and $11,453 was received in the first quarter of 2016.

NOTE 5 – STOCK WARRANTS AND OPTIONS

Stock Warrants

See Note 4 for information on the cancellation during the first quarter of 2015 of 400,000 warrants granted to an unrelated third party during the first quarter of 2013.

There were no warrants granted or exercised for the six months ended June 30, 2016. No warrants expired during the year ended December 31, 2015, however 2,050,000 expired in the second quarter of 2016, with an additional 1,640,000 warrants due to expire during the third quarter of 2016. Warrants outstanding and exercisable as of June 30, 2016 are as follows:

		Weighted	Exercisable
	Number of	Average	Number of
Exercise Price	Warrants	Remaining Life	Warrants

$0.60	1,540,000	.1	1,540,000
$0.75	100,000	.2	100,000
$0.50	166,667	.6	166,667
$0.50	546,334	4.0	546,334
	2,353,001		2,353,001

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

There were no options granted or exercised for the six months ended June 30, 2015 and for the six months ended June 30, 2016.

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

Information regarding activity for stock options under our plan is as follows:

	2016		2015
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price

Outstanding at beginning of period	823,269	$.41	823,269	$.41
Options granted	0	0	0	0
Options exercised	0	0	0	0
Options forfeited/expired	0	0	0	0

Outstanding at end of period	823,269	$.41	823,269	$.41

Options exercisable at end of period	0		823,269
Non-vested options at end of period	0		0
Weighted-average
Remaining contractual term – all options	1.7 yrs		2.7 yrs
Weighted-average
Remaining contractual term – vested options	1.7 yrs		2.7 yrs
Fair value of options vested during the period	$0		$0
Aggregate intrinsic value	$0		$0

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

During the third and fourth quarters of 2015, such shareholder/director contributed $200,000 to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. This amount has been recorded as additional notes payable until such time as the stock is issued.

During the first and second quarter of 2016, such shareholder/director contributed $275,000 to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. This amount has been recorded as additional notes payable until such time as the stock is issued.

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

Rent expense for the periods ended June 30, 2016 and 2015 totaled $25,450 and $25,350, respectively.

Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2016, and the year ended December 31, 2015, the Company incurred recurring net losses of $592,000 and $1,255,000, respectively. In addition, at June 30, 2016, the Company has an accumulated deficit of $32,951,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

EnerTeck at times has cash in bank in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. On June 30, 2016, EnerTeck had slightly more than $22,000 in cash, which is insured.

For the six months ended June 30, 2016, sales to one customer exceeded 60% of total sales. That customer represented approximately 12% of net accounts receivable at June 30, 2016.

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

NOTE 10 – SUBSEQUENT EVENTS

On August 2, 2016, options to acquire 227,510 shares were issued under our 2003 Stock Option Plan to five employees which options are immediately exercisable. These options have an exercise price of $0.30 per share and expire in five years from their issue date.

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

Results of Operations

Revenues

We recorded $56,000 of sales revenues for the three months and $90,000 for the six months ended June 30, 2016 compared to sales revenues of $80,000 for the three months and $140,000 for the six months ended June 30, 2015. Testing is either underway or recently completed with several potential customers and in new areas with existing customers, more sales should occur. It is expected that sales should show significant increases during the remainder of 2016.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $44,000 or 79.3% of sales for the three month period and $73,000 or 81.7% for the six month period ended June 30, 2016, as compared to $63,000 or 78.2% of sales for the three month period and $113,000 or 80.7 % of sales for the period ended June 30, 2015. As our overall volumes increase, we feel confident that there will be an improvement in the gross profit percentage as our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $12,000 and $16,000 for the three and six month periods ended June 30, 2016, which represented 20.7% and 18.3% of revenues respectively, as compared to was $17,000 and 27,000 for the three and six month periods ended June 30, 2015, which represented 21.8% and 19.3%.

Costs and Expenses

Operating expenses were $284,000 for the three months and $569,000 for the six month periods ended June 30, 2016 as compared to $320,000 for the three months and $682,000 for the six months ended June 30, 2015. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses.

Net Loss

We reported a net loss of $288,000 during the three months and $592,000 for the six months ended June 30, 2016, as compared to net losses of $311,000 and $670,000 for the three and six month period ended June 30, 2015. We believe that current sales activity will increase for the remainder of the 2016 calendar year due to the success of certain recently completed testing and negotiations for and with new customers and the improvement in the weather over that from the first quarter of 2016.

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

Management concedes that sales revenues for 2016, 2015 and several years prior have been considerably less than earlier anticipated primarily due to circumstances which we are making a continued effort to correct. Tests which were expected to be run and completed in prior periods, for reasons beyond the Company's control either delayed, rescheduled or in some cases gave inconclusive results, such as the PEx river test. Management expected that marine, heavy construction and trucking sales would show significant increases in 2016 over what has been generated in the past. Delays in the completion of long term client demonstrations for several extremely large new clients which were initially intended to be completed during prior years have caused problems which have been very hard to overcome. The PEx technology testing and analysis, which appeared to be extremely successful, was not completed due to financial reversals on the part of the independent testing company. Conclusive testing of the PEx technology will now have to be totally redone to prove the marketability of the product line. On the upside, testing is underway for several large new domestic and foreign clients of our principal domestic distributor, which look extremely promising to date. While it remains to be seen if all will be successful, it is believed that the final results will be in our favor and that the Company will show significant improvement over the next two years.

Liquidity and Capital Resources

On June 30, 2016, we had working capital deficit of ($6,349,000) and a stockholders' deficit of ($6,175,000) compared to a working capital deficit of ($5,781,000) and a stockholders' deficit of ($5,605,000) on December 31, 2015. Our continuing deficit levels primarily stems from poor sales. On June 30, 2016, we had $22,000 in cash, total assets of $438,000 and total liabilities of $6,622,000, compared to $10,000 in cash, total assets of $431,000 and total liabilities of $6,035,000 on December 31, 2015.

Net cash used in operating activities was $283,000 for the six months ended June 30, 2016, which was primarily due to a net loss of ($592,000), plus prepaid expenses of ($26,000), customer deposits of ($25,000) and accounts payable of ($10,000), offset by accounts receivable of $16,000, inventory of $12,000, accrued interest payable of $97,000 and accrued liabilities of $242,000. Net cash used in operating activities was $343,000 for the six months ended June 30, 2015, which was primarily due to a net loss of ($670,000), plus changes in prepaid expenses of ($34,000), inventory of ($11,000) and accounts receivable of ($20,000), offset by changes in accounts payable of $20,000, accrued interest payable of $104,000 and accrued liabilities of $245,000.

Cash used in investing activities was $500 for the six months ended June 30, 2016 and $400 for the six month period ended June 30, 2015.

Cash provided by financing activities was $295,000 for the six months ended June 30, 2016 which was comprised of $11,000 from proceeds from sales of stock and $284,000 from related party advances as compared to $353,000 for the six months ended June 30, 2015 from proceeds from sales of stock.

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

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. During 2016 to date and in 2015, financing activities provided $295,000 and $563,000, respectively, for working capital from the proceeds from sales of common stock, loans and other advances.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues we will require additional investment to satisfy our contemplated cash requirements for the next 12 months. No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated. This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy. Management expects that sales should show increases in latter part of 2016 and into 2017. No assurances can be made that we will be able to obtain required financial on terms acceptable to us or at all. Our contemplated cash requirements beyond 2016 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of December 31, 2015, such loans and advances from related parties total $1,730,000 as compared to $2,315,000 for the previous year. The decrease in this number is due to the decision of a related party (who is a principal shareholder and director of the Company) to convert a sizable amount of this debt to equity in the form of 3,173,811 shares of common stock which was issued during the second quarter on 2015. Many of these loans are past due and certain others are due on demand. The Company does not expect any of such related parties to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such related parties demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company's cash position. Any of such events will likely have a materially detrimental effect on the Company. The related party, who is a principal shareholder and director of the Company and has advanced most of the funds to date, has expressed his interest in converting the majority of his remaining loans to common stock at some point in the future, although there can be no assurance that such will be completed on terms acceptable to the Company.

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

Website Costs

As more fully described in Note 5 to the consolidated financial statements, during 2015, the Company acquired the rights to various domain names relevant to its business. The cost of these domain names was $8,497 and has been capitalized as part of website costs on the balance sheet. Management intends to continually renew these domain names, therefore, they are considered non-amortizable intangible assets.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2016, we issued 71,676 shares of common stock to two accredited investors for an aggregate of $21,503 received in a private placement offering of common stock at $0.30 per share. Of such proceeds, $10,050 was received in the fourth quarter of 2015 and 11,453 was received in the first quarter of 2016. These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION (Registrant)

Dated: August 16, 2016	By:	/s/ Gary B. Aman
Gary B. Aman,
President and Acting Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2016	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)

