Form 10-Q
period 2016-09-30
ENERTECK CORP
filed 2016-11-21
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 30,653,542 outstanding as of November 14, 2016.

ENERTECK CORPORATION

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENERTECK CORPORATION

Index to Financial Information

Period Ended September 30, 2016

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	Sept. 30, 2016	December 31, 2015
ASSETS
Current assets
Cash	$10,228	$10,025
Inventory	134,698	159,665
Receivables - trade	60,733	40,176
Employee Advances	860	0
Prepaid Expenses	42,575	31,413
Total current assets	249,094	241,279

Intellectual Property	150,000	150,000
Domain Names	8,497	8,497
Website, net of accumulated amortization of $8,914 and $3,930, respectively	23,824	28,807
Property and equipment, net of accumulated depreciation of $ 364,059 and $363,393, respectively	2,232	2,357
Total assets	$433,647	$430,940

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$203,194	$181,179
Stockholder advances and notes	2,104,000	1,730,050
Customer Deposits	0	24,831
Accrued compensation	3,470,804	3,177,123
Accrued interest	986,435	825,714
Accrued liabilities - other	83,393	83,393
Total current liabilities	6,847,826	6,022,290

Long Term Liabilities
Deferred lease liability	11,938	13,400
Total Long Term Liabilities	11,938	13,400

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 100,000,000 shares authorized, none issued
Common stock, $.001 par value, 100,000,000 shares authorized 30,653,542 and 30,581,866 shares issued and outstanding, respectively	30,654	30,582
Common stock subscribed, 75,000 shares	37,500	37,500
Additional paid-in capital	27,779,700	26,686,141
Accumulated deficit	(34,273,971)	(32,358,973)
Total stockholders’ equity (deficit)	(6,426,117)	(5,604,750)

Total liabilities and stockholders’ equity (deficit)	$433,647	$430,940

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$81,390	$78,969	$171,291	$219,154
Cost of goods sold	14,094	61,486	30,589	88,290
Gross profit	$67,296	$17,483	$140,702	$130,864

General and Administrative Expenses:
Wages	$135,510	$195,165	$537,176	$597,281
Stock based compensation	1,072,127	0	1,072,127	0
Depreciation and amortization	1,871	2,554	5,650	6,778
Other Selling, Gen. & Admin. Exp.	120,206	79,417	283,517	355,234
Total Expenses	$1,329,714	$277,136	$1,898,470	$959,293

Operating loss	$(1,262,418)	$(259,653)	$(1,757,768)	$(828,429)

Interest Income	$1	$1	$3	$3
Other Income (Expense)	(291)	464	(3)	2,978
Interest expense	(60,632)	(46,301)	(157,230)	(150,028)
Net Income (loss)	$(1,323,340)	$(305,489)	$(1,914,998)	$(975,476)

Net Loss per Share: Basic and diluted	$(0.04)	$(0.01)	$(0.06)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	30,728,541	30,646,865	30,694,534	28,005,982

See accompanying summary of accounting policies and notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2015

Net (loss)	$(1,914,998)	$(975,476)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and Amortization	$5,650	$6,778
Stock based compensation	1,072,127	20,000
Changes in operating assets and liabilities:
Accounts receivable	(20,557)	(25,409)
Inventory	24,967	(7,574)
Prepaid expenses	(12,021)	(16,865)
Customer Deposits	(24,831)	0
Accounts payable	22,016	36,118
Accrued Interest payable	159,256	150,028
Accrued Liabilities	293,682	359,956
NET CASH USED IN OPERATING ACTIVITIES	$(394,709)	$(452,444)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	$(541)	$(431)
CASH USED IN INVESTING ACTIVITIES	$(541)	$(431)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	$11,453	$352,500
Related party note payable and advances	384,000	110,050
CASH PROVIDED BY FINANCING ACTIVITIES	$395,453	$462,550

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$203	$9,675
Cash and cash equivalents, beginning of period	10,025	7,878
Cash and cash equivalents, end of period	$10,228	$17,553
Cash paid for:
Income tax	$0	$0
Interest	$0	$0

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

There were no warrants granted or exercised for the nine months ended September 30, 2016. No warrants expired during the year ended December 31, 2015, although 2,050,000 expired in the second quarter of 2016 and an additional 1,640,000 warrants expired during the third quarter of 2016. Warrants outstanding and exercisable as of September 30, 2016 are as follows:

		Weighted	Exercisable
	Number of	Average	Number of
Exercise Price	Warrant	Remaining Life	Warrants
$0.50	166,667	0.3	166,667
$0.50	546,334	3.7	546,334

	713,001		713,001

As of August 31, 2016, the Board of Directors authorized and approved the extension of the expiration dates of 3,690,000 warrants which expired in the second and third quarter of 2016 for a period of five years from their respective original expiration dates. The documentation confirming such extensions is expected to be completed during the fourth quarter of 2016. Until then, the expired warrants are not reflected as being outstanding.

The fair value of warrants extended in 2016 at the extension date (grant date) was $973,105 and was recognized as non-cash compensation for the three months ended September 30, 2016, as estimated using the Black-Scholes Model with the following weighted average assumptions:

	2016	2015

Expected dividend yield	0.0%	N/A
Expected term	5 yrs	N/A
Expected volatility	215%	N/A
Risk-free interest rate	1.2%	N/A
Fair value per warrant	$.26	N/A

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

The fair value of these options at the date of grant was $38,560 and was recognized as non-cash compensation for the three months ended September 30, 2016, as estimated using the Black-Scholes Model with the following weighted average assumptions:

	2016	2015

Expected dividend yield	0.0%	N/A
Expected term	5.0 yrs	N/A
Expected volatility	215%	N/A
Risk-free interest rate	1.1%	N/A
Fair value per option	$.17	N/A

In addition, on September 21, 2016, an option to acquire 150,000 shares was issued under our 2003 Stock Option Plan to Lynne Cornwell, an employee, 50% of which shall vest and be exercisable six months after the grant date, and the remaining 50% shall vest and be exercisable on December 31, 2017.

The fair value of these options at the date of grant was $26,802. This cost is being recognized as non-cash compensation over the vesting period, of which $1,122 was reported for the three months ended September 30, 2016, as estimated using the Black-Scholes Model with the following weighted average assumptions:

	2016	2015

Expected dividend yield	0.0%	N/A
Expected term	5.0 yrs	N/A
Expected volatility	218%	N/A
Risk-free interest rate	1.2%	N/A
Fair value per option	$.18	N/A

As of August 31, 2016, the Board of Directors authorized and approved the extension of the expiration dates of 225,001 options which expired in the third quarter of 2016 for a period of five years from their respective original expiration dates. The documentation confirming such extensions is expected to be completed during the fourth quarter of 2016. Until then, the expired options are not reflected as being outstanding.

The fair value of these options at the date of grant was $59,340 and was recognized as non-cash compensation for the three months ended September 30, 2016, as estimated using the Black-Scholes Model with the following weighted average assumptions:

	2016	2015

Expected dividend yield	0.0%	N/A
Expected term	5.0 yrs	N/A
Expected volatility	215%	N/A
Risk-free interest rate	1.2%	N/A
Fair value per option	$.26	N/A

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

Other than the foregoing, there were no options granted or exercised for the nine months ended September 30, 2016. No options expired during the year ended December 31, 2015, although 225,001 expired in the third quarter of 2016.

Information regarding activity for stock options under our plan is as follows:

	2016		2015
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price

Outstanding at beginning of period	823,269	$.41	823,269	$.41
Options granted	377,510	$.30	0	0
Options exercised	0	0	0	0
Options forfeited/expired	(225,001)	0	0	0

Outstanding at end of period	975,878	$.32	823,269	$.41

Options exercisable at end of period	0	823,269
Non-vested options at end of period	0	0
Weighted-average
Remaining contractual term – all options	2.4 yrs.	2.5 yrs.
Weighted-average
Remaining contractual term – vested options	2.4 yrs.	2.5 yrs.
Fair value of options vested during the period	$0	$0
Aggregate intrinsic value	$0	$0

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

On June 1, 2010, the Company entered into a $50,000 convertible promissory note with a shareholder/director which shall be due and payable on June 1, 2013 and accrues interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock. The assignment of the conversion feature of the note resulted in a loan discount being recorded. The discount amount of $36,207 was being amortized over the original thirty-six month term of the debt as additional interest expense. Amortization for this loan was $0 and $12,069 for the years ended December 31, 2014 and 2013, respectively. This note is now overdue for payment.

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

During the first, second and third quarters of 2016, such shareholder/director contributed $375,000 to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. This amount has been recorded as additional notes payable until such time as the stock is issued.

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

Rent expense for the periods ended September 30, 2016 and 2015 totaled $38,347 and $36,940, respectively.

Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2016, and the year ended December 31, 2015, the Company incurred recurring net losses of $1,323,000 and $1,255,000, respectively. In addition, at September 30, 2016, the Company has an accumulated deficit of $34,274,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis. Management concedes that sales revenues for 2016 to date and 2015 and for years prior have been considerably less than earlier anticipated primarily due to circumstances which have been corrected or are in the process of being corrected. Tests which were expected to be run and completed during 2013 and 2014 were, for reasons beyond the Company’s control either delayed, rescheduled or in some cases gave inconclusive results, such as the PEx river test. Management expected that marine, railroad and trucking sales would show significant increases in 2015 over what has been generated in the past. That has not materialized, as of yet. Delays in the completion of long term client demonstrations for several extremely large new clients which were initially intended to be completed during 2014 have caused problems which have been very hard to overcome. The PEx technology testing and analysis, which appeared to be extremely successful, was not completed due to financial reversals on the part of the independent testing company. Conclusive testing of the PEx technology will have to be totally redone to prove the marketability of the product line. On the upside, testing is underway for several large new domestic clients of our principal domestic distributor, which look extremely promising to date. Other tests are however finally close to completion. While it remains to be seen if all will be successful, it is believed that the final results will be in our favor and that the company will show significant improvement over the next two years.

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

EnerTeck at times has cash in bank in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. On September 30, 2016, EnerTeck had slightly more than $10,000 in cash, which is insured.

For the nine months ended June 30, 2016, sales to one customers exceeded 60% of total sales. That customer represented approximately 25% of net accounts receivable at September 30, 2016.

NOTE 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual and interim reporting periods beginning on or after December 15, 2017, and limited early adoption is permitted. ASU 2014-09 permits the use of two transition methods, either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected a transition method, and is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory”, which simplifies the measurement of inventories valued under most methods. Under this new guidance, inventories valued under these methods would be valued at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. The new guidance is effective prospectively for fiscal periods starting after December 15, 2016 and early adoption is permitted. We do not expect the adoption of ASU 2015-11 to have a significant effect on our consolidated financial statements or related disclosures.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The amendments in ASU 2015-17 eliminate the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in this ASU are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The update is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation” which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public business entities, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption will be permitted in any interim or annual period for which financial statements have not yet been issued or have not been made available for issuance. If early adoption is elected, all amendments in the ASU that apply must be adopted in the same period. In addition, if early adoption is elected in an interim period, any adjustments should be reflected as of the beginning of the annual period that includes that interim period. The Company is in the process of evaluating the impact of the standard on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 10 – SUBSEQUENT EVENTS

See Note 6 for information on related party notes and advances from a director/shareholder. Subsequent to the quarter ended September 30, 2016, such shareholder/director contributed an additional $25,000 to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. This amount has been recorded as additional notes payable until such time as the stock is issued.

In November 2016, the Company issued warrants to each of the three current directors of the Company to acquire 250,000 shares each of the Company’s common stock. The warrants have an exercise price of $0.30 per share and expire in five years from their issue date.

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

Results of Operations

Revenues

We recorded $81,000 of sales revenues for the three months and $171,000 for the nine months ended September 30, 2016 compared to sales revenues of $79,000 for the three months and $219,000 for the nine months ended September 30, 2015. Testing is either underway or recently completed with several potential customers and in new areas with existing customers, more sales should occur. It is expected that sales should show significant increases during the remainder of 2016.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $67,000 or 82.7% of sales for the three month period and $141,000 or 82.1% for the nine month period ended September 30, 2016, as compared to $17,000 or 21.8% of sales for the three month period and $131,000 or 59.7 % of sales for the period ended September 30, 2015. As our overall volumes increase, we feel confident that there will be an improvement in the gross profit percentage as our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $14,000 and $31,000 for the three and nine month periods ended September 30, 2016, which represented 17.3% and 17.9% of revenues respectively, as compared to was $61,000 and 88,000 for the three and nine month periods ended September 30, 2015, which represented 77.9% and 40.3%.

Costs and Expenses

Operating expenses were $1,330,000 for the three months and $1,898,000 for the nine month periods ended September 30, 2016 as compared to $277,000 for the three months and $959,000 for the nine month periods ended September 30, 2015. The primary increase in operating expenses was due to the noncash stock based compensation issued during the third quarter. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses.

Net Loss

We reported a net loss of $1,323,000 during the three months and $1,915,000 for the nine month periods ended September 30, 2016, as compared to net losses of $305,000 and $975,000 for the three and nine month periods ended September 30, 2015. We believe that current sales activity will increase for the remainder of the 2016 calendar year and into 2017 due to the success of certain recently completed testing and negotiations for and with new customers.

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

Management concedes that sales revenues for 2016, 2015 and several years prior have been considerably less than earlier anticipated primarily due to circumstances which we are making a continued effort to correct. Tests which were expected to be run and completed in prior periods, for reasons beyond the Company’s control either delayed, rescheduled or in some cases gave inconclusive results, such as the PEx river test. Management expected that marine, heavy construction and trucking sales would show significant increases in 2016 over what has been generated in the past. Delays in the completion of long term client demonstrations for several extremely large new clients which were initially intended to be completed during prior years have caused problems which have been very hard to overcome. The PEx technology testing and analysis, which appeared to be extremely successful, was not completed due to financial reversals on the part of the independent testing company. Conclusive testing of the PEx technology will now have to be totally redone to prove the marketability of the product line. On the upside, testing is underway for several large new domestic and foreign clients of our principal domestic distributor, which look extremely promising to date. While it remains to be seen if all will be successful, it is believed that the final results will be in our favor and that the Company will show significant improvement over the next two years.

Liquidity and Capital Resources

On September 30, 2016, we had working capital deficit of ($6,599,000) and a stockholders’ deficit of ($6,426,000) compared to a working capital deficit of ($5,781,000) and a stockholders’ deficit of ($5,605,000) on December 31, 2015. Our continuing deficit levels primarily stems from poor sales, despite extremely good client product testing results. On September 30, 2016, we had $10,000 in cash, total assets of $434,000 and total liabilities of $6,859,000, compared to $10,000 in cash, total assets of $431,000 and total liabilities of $6,035,000 on December 31, 2015.

Net cash used in operating activities was $395,000 for the nine month periods ended September 30, 2016, which was primarily due to a net loss of ($1,915,000), plus changes in prepaid expenses of ($12,000), accounts receivable of ($21,000) and customer deposits of ($25,000), offset by stock based compensation of $1,072,000, inventory of $25,000, accounts payable of $22,000, accrued interest payable of $160,000 and accrued liabilities of $294,000. Net cash used in operating activities was $452,000 for the nine months ended September 30, 2015, which was primarily due to a net loss of ($975,000), plus changes in accounts receivable of ($25,000), prepaid expenses of ($17,000) and inventory of ($8,000), offset by changes in accounts payable of $36,000, accrued interest payable of $150,000 and accrued liabilities of $360,000.

Cash used in investing activities was $500 for the nine month periods ended September 30, 2016 and $400 for the nine month periods ended September 30, 2015.

Cash provided by financing activities was $395,000 for the nine months ended September 30, 2016 which was comprised of proceeds from the sales of common stock of $11,000 and related party note payable and advances of $384,000 as compared to cash provided by financing activities of $463,000 for the nine months ended September 30, 2015 which was comprised primarily of proceeds from sales of stock of $353,000 and $110,000 from related party note payable and advances.

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

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. During 2016 to date and in 2015, financing activities provided $395,000 and $463,000, respectively, for working capital from the proceeds from sales of common stock, loans and other advances.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory”, which simplifies the measurement of inventories valued under most methods. Under this new guidance, inventories valued under these methods would be valued at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. The new guidance is effective prospectively for fiscal periods starting after December 15, 2016 and early adoption is permitted. We do not expect the adoption of ASU 2015-11 to have a significant effect on our consolidated financial statements or related disclosures.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The amendments in ASU 2015-17 eliminate the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in this ASU are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The update is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation” which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public business entities, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption will be permitted in any interim or annual period for which financial statements have not yet been issued or have not been made available for issuance. If early adoption is elected, all amendments in the ASU that apply must be adopted in the same period. In addition, if early adoption is elected in an interim period, any adjustments should be reflected as of the beginning of the annual period that includes that interim period. The Company is in the process of evaluating the impact of the standard on its consolidated financial statements.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION (Registrant)

Dated: November 21, 2016	By:	/s/ Gary B. Aman
Gary B. Aman,
President and Acting Chief Executive Officer
(Principal Executive Officer)

Dated: November 21, 2016	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)

