Form 10-K
period 2016-12-31
ENERTECK CORP
filed 2017-04-17
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (14,786,077) as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,549,000. The number of shares outstanding of the Common Stock ($.001 par value) of the registrant as of the close of business on March 31, 2017 was 30,653,543.

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

Since the first quarter of 2011, we have owned a 40% membership interest in a newly formed entity called EnerTeck Environmental, LLC, which was formed for the purpose of marketing and selling a diesel fuel emission reduction technology with the creators of such specific technology. Such company is presently inactive with no business operations (see “Business of the Company and Current Operations” below).

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

A substantial portion of 2016 was spent redirecting our marketing emphasis for our primary product, EnerBurn, to solidify our major customers and expanding to newer, more innovative areas. As such, we have created marketing alliances domestically and internationally with two marketing groups, EnerGreen Technologies PTY, based in Australia (“EnerGreen”), and Petro-Chem Industries Inc. a marketing firm based in Houston, working in both the domestic and foreign markets.

As indicated above, since the first quarter of 2011, we have owned a 40% membership interest in a newly formed entity called EnerTeck Environmental, LLC (“EnerTeck Environmental”), which was formed for the purpose of marketing and selling a diesel fuel emission reduction technology with the creators of such specific technology. EnerTeck Environmental was formed as a joint venture with Indian Nation Technologies, LLC (“Indian Nation”) located in Comanche, Oklahoma for the testing and manufacture of an innovative new type of environmental equipment for the remediation of diesel engine emissions for diesel engines in the marine industry. Such company is presently inactive with no business operations.

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

Overview of Worldwide Distillate Fuel Consumption

The U.S. Department of Energy, Energy Information Administration (“EIA”) estimates that worldwide annual consumption of distillate fuel oil for 2012 was approximately 26,358 thousand barrels per day, with the United States ranked first at 3,741 thousand barrels per day, China ranked second at 3,447 thousand barrels per day and India ranked third at 1,420 thousand barrels per day.

Domestic Distillate Fuel Consumption

Based on further EIA published data, the following table* depicts domestic distillate fuel oil consumption by end use for 2015.

Energy Use	2015 (Million Gallons)

U.S. Total	60,884
Residential	3,984
Commercial	2,601
Industrial	2,010
Oil Company	1,178
Farm	3,249
Electric Power	565
Railroad	3,630
Vessel Bunkering	2,417
On-Highway	39,083
Military	152
Off-Highway	2,016

__________

* Sources: Energy Information Administration’s “Fuel Oil and Kerosene Sales 2015,” published December 2016. Totals may not equal sum of components due to independent rounding.

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

As indicated above, we have created marketing alliances both domestically and internationally with two marketing groups, EnerGreen and Petro-Chem Industries. We have entered into Distributorship Agreements with EnerGreen which has a wide network of industrial sector contacts in Australia and Petro-Chem has entered into a Reseller and Market Development Agreement with us. Petro-Chem, intends to sell EnerBurn, injection equipment and emissions control systems to industrial, government and related customers, and has tested EnerBurn for fuel efficiency and emissions control products.

EnerBurn Technology

Since July 2006, we have owned the EnerBurn formulas, technology and associated assets which were acquired under an Asset Purchase Agreement pursuant to which we acquired the rights with respect to the liquid diesel motor vehicle fuel additives known as EC5805A and EC5931A products (the “Products”) as well as its rights to certain intellectual property and technology associated with the Products. In connection with the purchase, we granted the seller of the Products a non-exclusive, fully paid, perpetual, non-revocable, royalty-free, assignable license, to manufacture, market and sell a certain product known as “Thermoboost II”, which has the same chemical formulation as one of the Products and which is used exclusively in home heating oil.

Manufacturing

The acquisition of the EnerBurn formulas, technology and associated assets has provided us the ability to transform our business from a sales organization to a fully integrated manufacturer and distributor of EnerBurn. We subsequently moved our principal manufacturing operation to ChemJet Chemicals in Conroe, Texas , with a second company, J. T. Enterprises of Tyler, Texas as our backup manufacturing facility. We have agreed to supply certain tanks and related equipment and raw materials to be used by J. T. Enterprise to manufacture, blend and package the EnerBurn product, and both Magna Blend and J. T. Enterprises have agreed to provide their manufacturing, blending and packaging services on a commercially reasonably prompt basis according to the specifications received from and required by us. For such services, we have agreed to pay each its fees pursuant to an agreed upon fee schedule

Competition

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

Business and Financial Risks

UNCERTAINTY IN THE GLOBAL ECONOMY IN GENERAL MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS AND FINANCIAL CONDITION THAT WE CURRENTLY CANNOT PREDICT. While we cannot predict global economic conditions, uncertainty about future economic conditions and future decline in consumer and business spending could negatively our business. For example, our suppliers and customers might experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing which could result in interruptions or delays in our suppliers’ or customers’ performance of any contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers.

OUR ABILITY TO CONTINUE AS A GOING CONCERN. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the years ended December 31, 2016 and 2015, the Company incurred recurring net losses of $2,366,000 and $1,255,000, respectively. In addition, at December 31, 2016, the Company has an accumulated deficit of $34,725,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis. Management concedes that sales revenues for 2016 and 2015 and for years prior have been considerably less than earlier anticipated primarily due to circumstances which are making a continued effort to correct. Tests which were expected to be run and completed during 2014 and 2015 were, for reasons beyond the company’s control either delayed, rescheduled or in some cases gave inconclusive results, such as the PEx river test. Management expected that marine, railroad and trucking sales would show significant increases in 2016 over what has been generated in the past. That has not materialized, as of yet. Delays in the completion of long term client demonstrations for several extremely large new clients which were initially intended to be completed during 2016 have caused problems which have been very hard to overcome. The PEx technology testing and analysis, which appeared to be extremely successful, was not completed due to financial reversals on the part of the independent testing company. Conclusive testing of the PEx technology will have to be totally redone to prove the marketability of the product line. On the upside, testing is underway for several large new domestic clients of our principal domestic distributor, which look extremely promising to date. Other tests are however finally close to completion. While it remains to be seen if all will be successful, it is believed that the final results will be in our favor and that the company will show significant improvement over the next two years.

The Company has been able to generate working capital in the past through private placements and issuing promissory notes and believes that these avenues will remain available to the Company if additional financing is necessary. No assurance can be made that any of these efforts will be successful.

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE AND WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES AND OUR FINANCIAL RESULTS. For the years ended December 31, 2016 and 2015, we generated revenues of $201,000 and $280,000, respectively, and incurred net losses of $2,366,000 and $1,255,000, respectively. Continued failure to increase our revenues significantly will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to maintain its current improvement, or our operating expenses exceed our expectations, our operating results will suffer. If we are unable to sell our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.

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

RELATED PARTY NOTES AND ADVANCES PRESENT A SIGNIFICANT RISK. Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of December 31, 2016, such loans and advances from related parties total $2,159,000. Many of these loans are past due and certain others are due on demand. Although the Company does not expect any of such lenders to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This presents a significant risk to the Company in that in the event any of such lenders demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

Risks Related To Our Common Stock

WE HAVE ISSUED A SUBSTANTIAL NUMBER OF WARRANTS TO PURCHASE OUR COMMON STOCK WHICH WILL RESULT IN SUBSTANTIAL DILUTION TO THE OWNERSHIP INTERESTS OF OUR EXISTING SHAREHOLDERS. As of December 31, 2016, we had 30,653,543 shares of common stock outstanding. Up to an additional 5,153,001 shares are issuable upon the exercise of the warrants currently outstanding and up to 1,200,879 shares are issuable upon exercise of options currently outstanding. The exercise of all of these warrants and options will substantially dilute the ownership interests of our existing shareholders.

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

Item 2. Properties.

We do not own any real estate. We lease approximately 2,722 square feet of space for our executive offices at 10701 Corporate Drive, Suite No. 150, Stafford, Texas. Such lease, which commenced on February 1, 2001, had an original term of three years and has been extended to August 31, 2019. Rent expense for the years ended December 31, 2016 and December 31, 2015 totaled approximately $51,054 and $49,615, respectively. Management believes that the current facility is adequate for the foreseeable future.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock currently trades over-the-counter under the symbol “ETCK” and is listed on the Pink Open Market, officially part of the OTC Market Group’s OTC Link quotation system. The following table sets forth the range of high and low sales prices per share of the common stock for each of the calendar quarters identified below. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Year ended December 31, 2015:	High	Low
Jan. 1, 2015 to March 31, 2015	$0.30	$0.17
April l, 2015 to June 30, 2015	$0.55	$0.20
July 1, 2015 to Sept. 30, 2015	$0.73	$0.23
Oct. 1, 2015 to Dec. 31, 2015	$0.79	$0.27

Year ended December 31, 2016:	High	Low
Jan. 1, 2016 to March 31, 2016	$0.36	$0.26
April l, 2016 to June 30, 2016	$0.31	$0.20
July 1, 2016 to Sept. 30, 2016	$0.30	$0.14
Oct. 1, 2016 to Dec. 31, 2016	$0.25	$0.10

Holders

As of December 31, 2016, there were approximately 930 stockholders of record of the Company’s Common Stock. This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal years ended December 31, 2015 and 2016 that were not registered under the Securities Act of 1933, as amended:

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

During the third quarter of 2016, options to acquire 227,510 shares were issued under our 2003 Stock Option Plan to five employees which options are immediately exercisable. These options have an exercise price of $0.30 per share and expire in five years from their issue date.

During the third quarter of 2016, an option to acquire 150,000 shares was issued under our 2003 Stock Option Plan to an employee, 50% of which shall vest and be exercisable six months after the grant date, and the remaining 50% shall vest and be exercisable on December 31, 2017. The option has an exercise price of $0.30 per share and expires in five years from its issue date.

During the third quarter of 2016, the Company extended the expiration dates of (i) warrants issued in 2011 to acquire 3,690,000 shares of the Company’s common stock, with exercise prices ranging from $0.60 to $0.75 per share, and (ii) options issued in 2011 to acquire 225,001 shares of the Company’s common stock with exercise prices at $0.60 per share. Such warrants and options were to have expired in 2016. Such expiration dates have been extended for a period of five years from their original expiration dates.

During the fourth quarter of 2016, the Company issued warrants to each of the three current directors of the Company to acquire 250,000 shares each of the Company’s common stock. The warrants have an exercise price of $0.30 per share and expire in five years from their issue date.

Equity Compensation Plan Information

Information regarding equity compensations plans, as of December 31, 2016, is set forth in the table below:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation
plans approved by
security holders	1,200,879	(1)	$0.38	49,121	(1)

Equity compensation
plans not approved
by security holders	5,153,001	(2)	$0.55	N/A

Total	6,353,880		$0.51	49,121

________

(1)	Represents shares underlying the 2003 Employee Stock Option Plan.

(2)	Represents shares underlying the individual grant of warrants.

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

Results of Operations

Revenues

We recognized revenues of $201,000 for the year ended December 31, 2016, compared to revenues of $280,000 for the year ended December 31, 2015, a decrease in revenues of $79,000. The primary source of revenue for the years ended December 31, 2016 and 2015 was from the sale of EnerBurn to oilfield service, heavy construction and maritime industries. The decrease in revenues was primarily due to equipment sales in 2015 for which there were none in 2016. The price levels of product sold in 2016 was relatively comparable to pricing in 2015, although equipment sales in 2015 were primarily done at cost. This low level in revenues can be traced primarily to delays in completion of important product testing projects and a related lack of new customers. As testing is either underway or completed with several potential new customers and in new areas with existing customers, more sales should occur. It is expected that sales should show significant increases throughout 2016.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $167,000 or 83.1% of sales for the year ended December 31, 2016, compared to $188,000 or 67.1% of sales for the year ended December 31, 2015. As our overall volumes increase, we feel confident that there will be an improvement in the gross profit percentage as our manufacturing proficiency continues to improve for our core products. As testing has not as yet been validated and the Company has yet to begin commercial production of our patent pending PEx® technology, which will be custom built to meet the needs of each customer application, no prediction can be made with regard to the gross margins for this segment of the business.

Cost of goods sold was $34,000 for the 2016 calendar year which represented 16.9% of revenues compared to $92,000 for the 2015 calendar year which represented 32.9% of revenues. The increase in cost of goods sold as a percentage of revenues primarily reflects a slight increase in overall product cost from our initiation of manufacturing of our products and the sale of dosing equipment which were primarily done at cost. We have owned the EnerBurn technology and associated assets since its purchase in July 2006. It is somewhat out of line due to an initial incentive arrangement for a new customer related to the cost of their initial injection equipment. Although our actual manufacturing function is performed for us by an unrelated third party under contract to us, we should continue to realize better gross margins through the manufacturing of our product lines, compared to those we achieved in the past when we purchased all of our products from an outside vendor.

Cost and Expenses

Costs and expenses for operations increased to $2,335,000 for the year ended December 31, 2016 from $1,244,000 for the year ended December 31, 2015, an increase of $1,091,000, primarily due to an increase in stock based compensation.

Net Loss

Total net loss for the year ended December 31, 2016, was $2,366,000 as compared to a total net loss of $1,255,000 for the year ended December 31, 2015. This amounts to an increase in net loss for the year ended December 31, 2016 of $1,111,000 as compared with the year ended December 31, 2015. It should be noted that $1,236,000 of additional loss for 2016 related directly to the five year extension of options and warrants for existing employees, officers, directors and investors which were otherwise scheduled to expire during 2016. This was done to reward such individuals whose efforts have allowed us to survive over the last few years. While sales have decreased slightly in 2016 compared to the prior year, there was a decrease in selling and administrative expenses compared with the prior year which partially offset the loss taken for the extension of the securities mentioned here. Net income in the future will be dependent upon our ability to successfully complete testing in our projected new markets and new product lines. Our gross margin resulting from our manufacturing of our products should help us in our ability to hopefully become profitable at some time in the future.

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

Management concedes that sales revenues for 2016, 2015 and several years prior have been considerably less than earlier anticipated primarily due to circumstances which we are making a continued effort to correct. Tests which were expected to be run and completed in prior periods, for reasons beyond the Company’s control either delayed, rescheduled or in some cases gave inconclusive results, such as the PEx river test. Management expected that marine, heavy construction and trucking sales would show significant increases in 2016 over what has been generated in the past. Delays in the completion of long term client demonstrations for several extremely large new clients which were initially intended to be completed during prior years have caused problems which have been very hard to overcome. The PEx technology testing and analysis, which appeared to be extremely successful, was completed but the publication of the independent results was never received due to financial reversals on the part of the independent testing company. Conclusive retesting of the PEx technology will now have to be totally redone to prove the marketability of the product line and due to funding is on hold for the foreseeable future. On the upside, testing is underway for several large new domestic and foreign clients of our principal domestic distributor, which look extremely promising to date. While it remains to be seen if all will be successful, it is believed that the final results will be in our favor and that the Company will show significant improvement over the next two years.

Liquidity and Capital Resources

On December 31, 2016, we had working capital deficit of ($6,876,000) and stockholders’ deficit of ($6,713,000) compared to working capital deficit of ($5,781,000) and stockholders’ deficit of ($5,605,000) on December 31, 2015. Our continuing deficit levels primarily stem from poor sales. On December 31, 2016, the Company had $6,000 in cash, total assets of $337,000 and total liabilities of $7,050,000, compared to $10,000 in cash, total assets of $431,000 and total liabilities of $6,036,000 on December 31, 2015.

Net cash used in operating activities was $454,000 for the year ended December 31, 2016, which was primarily due to a net loss of ($2,366,000) together with customer deposits of ($25,000) and accounts payable of ($6,000), offset by changes in accounts receivable of $25,000, inventory of $31,000, prepaid expenses of $20,000, accrued interest payable of $209,000 and accrued liabilities of $409,000. Net cash used in operating activities was $527,000 for the year ended December 31, 2015, which was primarily due to a net loss of ($1,255,000) for the year ended December 31, 2015, changes in accounts receivable of $(10,000) and prepaid expenses of $(20,000), offset by changes in inventory of $9,000, accounts payable of $20,000, accrued interest payable of $197,000, customer deposits of $25,000 and accrued liabilities of $478,000.

Cash used in investing activities was $541 for the year ended December 31, 2016 compared to cash used in investing activities of $33,000 for the year ended December 31, 2015 due to capital expenditures of $400 plus website costs of $33,000.

Cash provided by financing activities was $450,000 for the year ended December 31, 2016 from the proceeds from the sale of common stock of $11,000 and related party note payable and advances of $439,000, compared to cash provided by financing activities of $563,000 for the year ended December 31, 2015 from the proceeds from the sale of common stock of $353,000 and related party note payable and advances of $210,000.

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. During 2016 and 2015, financing activities provided $450,000 and $563,000, respectively, for working capital from the proceeds from sales of common stock, loans and other advances.

Other than the foregoing, there were 750,000 warrants granted to the Board of Directors during 2016. No warrants were exercised for the years ended December 31, 2016 and 2015. Due to the extension of all warrants previously set to expire during 2016, which was approved by the Board of Directors in September, 2016, no warrants expired for the years ended December 31, 2016 and 2015, respectively. All warrants so effected were extended five additional years from their original expiration date at their original strike prices and terms.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues we will require additional investment to satisfy our contemplated cash requirements for the next 12 months. No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated. This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy. Management expects that sales should show increases in 2017. No assurances can be made that we will be able to obtain required financial on terms acceptable to us or at all. Our contemplated cash requirements beyond 2017 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of December 31, 2016, such loans and advances from related parties total $2,159,000 as compared to $1,730,000 for the previous year. Of this, $789,000 is made up of shareholder advances the majority of which is expected to be applied to the purchase of common stock. Many of these loans are past due and certain others are due on demand. The Company does not expect any of such related parties to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such related parties demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company. The related party, who is a principal shareholder and director of the Company and has advanced most of the funds to date, has expressed his interest in converting the majority of his remaining loans to common stock at some point in the future, although there can be no assurance that such will be completed on terms acceptable to the Company.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” ("ASU 2014-15"). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. The update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective beginning in the first quarter of 2017. Early application is permitted. The Company adopted ASU 2014-15 in 2016 and has included appropriate disclosures required by the update in its financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(a) Effective as of January 20, 2017, Vogel CPAs, PC (“Vogel”) resigned as the principal independent accountants of EnerTeck Corporation (the “Company”). The decision to accept the resignation of Vogel as the Company’s principal independent accountants was approved by the Company’s Board of Directors.

The reports of Vogel on the Company’s financial statements for either the past two years did not contain an adverse opinion or a disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s two most recent fiscal years and any subsequent interim period preceding the date hereof, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

During the Company’s two most recent fiscal years and any subsequent interim period preceding the date hereof, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

(b) Effective as of January 23, 2017, the Company engaged Briggs & Veselka Co., PC (“Briggs & Veselka”) as its independent registered public accounting firm to audit the financial statements of the Company. The decision to engage Briggs & Veselka as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and any subsequent period prior to engaging Briggs & Veselka, the Company has not consulted with Briggs & Veselka regarding either: (i) application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that Briggs & Veselka concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Regulation S-K, Item 304(a)(1)(iv) and the related instructions) or reportable event (as defined in Regulation S-K, Item 304(a)(1)(v)).

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Name	Age	Present Position and Offices	Has Served as Director Since

Gary B. Aman	69	President, Director and Acting Chief Executive Officer	March 2005

Jack D. Cowles	56	Director	March 2005

Thomas F. Donino	55	Director	December 2005

Richard B. Dicks	69	Chief Financial Officer	-

Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company and each significant employee of the Company.

GARY B. AMAN has been a director of the Company since 2005, President since March 2009 and Acting Chief Executive Officer since July 2016. He was employed with Nalco Company from 1994 to 2008, and served as General Manager of ADOMITE Subsurface Chemicals, a Nalco division, from 1999 to 2008. ADOMITE is recognized as a technology leader in energy exploration additives including drilling fluids, cementing, fracturing and well stimulation additives. Mr. Aman retired from Nalco effective October 31, 2008. Mr. Aman received a Bachelor of Science degree in Mathematics from the University of South Dakota in 1970.

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

RICHARD B. DICKS has been Chief Financial Officer of the Company since December 2005. Mr. Dicks is a certified public accountant and has operated his own accounting practice focusing on tax, financial, cash management and MAS services for over 37 years. In addition, from July 1993 to December 2001, Mr. Dicks was President and Chief Executive Officer of Combustion Process Manufacturing Corporation, located in Houston, Texas. Mr. Dicks received a Bachelor’s Degree from Oklahoma State University in 1969.

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

Based solely on the Company’s review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the year ended December 31, 2016, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Gary B. Aman filed two reports late relating to a total of two transactions, and each of Richard B. Dicks, Thomas F. Donino, Jack D. Cowles and Dwaine Reese filed one report late relating to one transaction each.

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

Item 11. Executive Compensation.

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2016 and December 31, 2015, of those persons who were, (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total

Gary B. Aman, President and Acting	2016	$200,000	$0	$0	$176,534	(1)	$0	$0	$0	$360,174
Chief Executive Officer	2015	$200,000	$0	$0	$0		$0	$0	$0	$200,000

Richard B. Dicks	2016	$150,000	$0	$0	$47,714	(1)	$0	$0	$0	$198,034
Chief Financial Officer	2015	$150,000	$0	$0	$0		$0	$0	$0	$150,000

Dwaine Reese, former Chairman of the Board and Chief	2016	$125,000	$0	$0	$97,703	(1)	$0	$0	$0	$212,911
Executive Officer(2)	2015	$250,000	$0	$0	$0		0	0	$0	$250,000

________

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC 718 in connection with options and warrants granted as compensation. Does not include information with respect to warrants granted to Mr. Aman as and for additional consideration for previous loans made to the Company.

(2)	Mr. Reese resigned as an officer and director of the Company effective as of July 20, 2016.

Equity Awards

The following table provides certain information concerning equity awards held by the named executive officers as of December 31, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
Name	No. of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested(#)

Gary Aman	66,667	-0-	$0.60	8/9/2021	-0-	-0-
	250,000	-0-	$0.60	8/9/2021	-0-	-0-
	266,667	-0-	$0.35	7/19/2018	-0-	-0-
	33,333	-0-	$0.30	10/1/2019	-0-	-0-
	66,666	-0-	$0.30	8/2/2021	-0-	-0-
	250,000	-0-	$0.30	11/8/2021	-0-	-0-

Richard B. Dicks	50,000	-0-	$0.60	8/9/2021	-0-	-0-
	64,200	-0-	$0.35	7/19/2018	-0-	-0-
	25,000	-0-	$0.30	10/1/2019	-0-	-0-
	50,000	-0-	$0.30	8/2/2021	-0-	-0-
	100,000	-0-	$0.60	5/17/2021	-0-	-0-

Dwaine Reese(2)	83,334	-0-	$0.60	8/9/2021	-0-	-0-
	250,000	-0-	$0.60	8/9/2021	-0-	-0-
	108,334	-0-	$0.35	7/19/2018	-0-	-0-
	41,667	-0-	$0.30	10/1/2019	-0-	-0-
	62,500	-0-	$0.30	8/2/2021	-0-	-0-

__________

(1)	Represents options and warrants which have been issued as compensation. Does not include information with respect to warrants to acquire 100,000 shares granted to Mr. Aman in 2011 as and for additional consideration for previous loans made to the Company.

(2)	Mr. Reese resigned as an officer and director of the Company effective as of July 20, 2016.

2003 Stock Option Plan

In September 2003, our shareholders approved an employee stock option plan (the “2003 Option Plan”) authorizing the issuance of options to purchase up to 1,000,000 shares of our common stock. In 2013, the number of shares of common stock reserved for issuance under the 2003 Option Plan was increased from 1,000,000 to 1,250,000 shares of common stock. This plan is intended to give us greater ability to attract, retain, and motivate officers, key employees, directors and consultants; and is intended to provide us with the ability to provide incentives more directly linked to the success of our business and increases in shareholder value. As of December 31, 2016, there are outstanding options under the 2003 Option Plan to acquire up to 1,200,879 shares of our common stock at a weighted average exercise price of $0.38 per share. Such options expire at dates ranging from July 19, 2018 to September 21, 2021. During the third quarter of 2016, the Company extended the expiration dates of options issued in 2011 to acquire an aggregate of 225,001 shares of the Company’s common stock. Such options were to have expired in 2016. Such expiration dates have been extended for a period of five years from their original expiration dates.

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

Other Options, Warrants or Rights

We have no other outstanding options or rights to purchase any of our securities. However, as of December 31, 2015, we do have outstanding warrants to purchase up to 5,153,001 shares of our common stock. In addition, we do have outstanding convertible notes which are convertible into shares of our common stock under certain conditions.

Employment Agreements - Executive Officers and Certain Significant Employees

As of December 31, 2016, none of our officers and key employees are bound by employment agreements.

We do not have any termination or change in control arrangements with any of our named executive officers.

Compensation of Directors

At the present time, directors receive no cash compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings.

The following table provides certain summary information concerning the compensation paid to the Company’s non-employee directors during fiscal 2016 for their services as such. All compensation paid to Mr. Reese (a former director) and Mr. Aman is set forth in the Summary Compensation table above.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards (S)	Option Awards ($)		All Other Compensation ($)	Total ($)
Jack D. Cowles	$0	-0-	$56,469	(1)	$0	$56,469
Thomas F. Donino	$0	-0-	$56,469	(1)	$0	$56,469

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2016, certain information with regard to the beneficial ownership of the Company’s Common Stock by (i) each stockholder owning beneficially 5% or more of the Company’s Common Stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other executive officers, if any, of the Company whose total compensation was in excess of $100,000 (the “named executive officers”), and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)

Dwaine Reese	4,110,835	(2)	13.2%
Thomas F. Donino	14,555,749	(3)	42.8%
Gary B. Aman	1,703,333	(4)	5.4%
Jack D. Cowles	898,550	(5)	2.9%
Richard B. Dicks	289,200	(6)	*

All Executive Officers and Directors as a Group (5 persons)	17,446,832		48.7%

________

* Less than 1%.

(1)	Based upon 30,653,542 shares of common stock outstanding as of December 31, 2016.

(2)	Consists of 3,565,000 shares held by Mr. Reese, 295,835 shares underlying options granted to him and 250,000 shares underlying warrants held by Mr. Reese. Mr. Reese is a former officer and director of the Company. The address for Mr. Reese is 10701 Corporate Drive, Suite 150, Stafford, Texas.

(3)	Consists of 7,606,115 shares held by Mr. Donino individually or jointly with his wife; 46,500 shares held by Mr. Donino as custodian for his children; 2,450,000 shares held by BATL Bioenergy LLC (“BATL”); 1,131,300 shares held by BATL Management LP (“BATL Management”); 1,510,000 shares underlying warrants held by BATL; 575,000 shares underlying warrants held by BATL Management; and, 1,236,834 shares underlying warrants held by Mr. Donino. Does not include shares which may be acquired upon conversion of convertible promissory notes held by Mr. Donino and BATL as well as shares which have not been issued to date for funds advanced to the Company by Mr. Donino. See “Certain Relationships and Transactions and Corporate Governance”. As the president and managing member of BATL and the sole officer, director and shareholder of BATL Management’s general partner, Mr. Donino may be deemed to be the beneficial owner of shares owned by BATL and BATL Management. BATL Management is a family limited partnership whose members are certain relatives and trusts for the benefit of certain relatives of Mr. Donino. The address for Mr. Donino is 7 Lakeside Drive, Rye, New York.

(4)	Consists of 670,000 shares held by Mr. Aman, 433,333 shares underlying options granted to him and 600,000 shares underlying warrants held by Mr. Aman. The address for Mr. Aman is 10701 Corporate Drive, Suite 150, Stafford, Texas.

(5)	Consists of 398,550 shares held by Mr. Cowles and 500,000 shares underlying warrants held by him. The address for Mr. Cowles is 30 Lansdowne Drive, Larchmont, New York.

(6)	Consists of 189,200 shares underlying options and 100,000 shares underlying warrants held by him. The address for Mr. Dicks is 10701 Corporate Drive, Suite 150, Stafford, Texas.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On July 7, 2009, the Company entered into a $100,000 unsecured promissory note with Gary B. Aman, the Company’s President and a director, due on demand. Interest is payable at 12% per annum.

On December 11, 2009, the Company entered into a $50,000 note with Thomas Donino, a director and principal stockholder. Interest is 5% per annum. The principal balance of the note was due on the earlier of December 11, 2012, or upon completion by the Company of equity financing in excess of $1.0 million in gross proceeds. Interest on the loan is payable on the maturity date at the rate of 5% per annum. This note is now overdue for payment.

On June 1, 2010, the Company entered into a $50,000 convertible promissory note with Mr. Donino which was due on June 1, 2013 and accrues interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock. The assignment of the conversion feature of the note resulted in a loan discount being recorded. The discount amount of $36,207 was fully amortized over the original thirty-six month term of the debt as additional interest expense. This note is now overdue for payment.

On June 1, 2010, the Company entered into a $300,000 of convertible promissory note with Mr. Donino which was due on June 1, 2013 and accrues interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock the number of which is to be determined at that time. This note is now overdue for payment.

On July 20, 2010, the Company entered into $400,000 convertible promissory notes with Mr. Donino and his affiliates which were due on July 20, 2013 and accrues interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock. This note is now overdue for payment.

On July 20, 2010, the Company entered into a $100,000 convertible promissory note with Mr. Donino which was due on July 20, 2013 and accrues interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock. This note is now overdue for payment.

On December 10, 2010, the Company entered into $150,000 of convertible promissory notes with Mr. Donino and his affiliates which were due on December 10, 2013 and accrues interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock. This note is now overdue for payment.

On October 20, 2011, the Company entered into a $70,000 convertible promissory note with Mr. Donino which was due on October 20, 2014 and accrues interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock. This note is now overdue for payment.

During 2010, 2011 and 2012, Mr. Donino and his affiliates advanced the Company $100,000, $150,000 and $370,000 respectively. Such advances are due on demand and bear interest at 8%, 8% and 8% per annum respectively. During the second quarter of 2015, $320,000 of the advances during 2012 were converted into 3,173,811 shares of common stock of the Company.

During 2013, Mr. Donino advanced the Company $175,000 expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. During the second quarter of 2015, all of these advances totaling $175,000 were converted into shares of common stock of the Company.

During 2014, Mr. Donino advanced the Company $300,000 expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. During the second quarter of 2015, all of these advances totaling $300,000 were converted into shares of common stock of the Company.

During 2015, Mr. Donino contributed $200,000 to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. This amount has been recorded as additional notes payable.

During 2016, Mr. Donino contributed $430,000 and Mr. Aman contributed an additional $9,000, respectively, to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. These amounts have been recorded as additional notes payable.

It is anticipated that most if not all of the outstanding convertible notes (which by their terms are convertible into shares of common stock at variable conversion ratios set forth therein) and open advances will be converted into shares of common stock in the Company on new terms to be negotiated with such related parties and issued during 2017.

As of December 31, 2016 and 2015, the Company owed approximately $3.5 million and $3.1 million, respectively, to its chief executive officer and other employees of the Company. The CEO and employees agreed to salary deferrals pending available resources to make such payments.

Mr. Donino owns 100% of BATL Trading, Inc., which is a distributor of EnerBurn. There was no activity with BATL Trading, Inc. during 2016 and 2015.

One of the Company’s shareholders owns 100% of Petro-Chem Industries, Inc., which is a distributor of EnerBurn. During 2016 and 2015 Petro-Chem Industries, Inc. distributed approximately $83,000 and $102,000 in EnerBurn.

Richard B. Dicks, the Company’s Chief Financial Officer, owns 15% of EnerTeck Environmental, LLC, which is the owners of the Company’s PEx unit and partners with the Company for the sale and use of the PEx unit for marine purposes only. There was no activity with EnerTeck Environmental, LLC during 2016 and 2015.

Several of the Company’s shareholders and employees are distributors of EnerBurn. During 2016 and 2015 these individuals distributed approximately $16,000 and $17,000 in EnerBurn.

Director Independence

Our board of directors currently consists of three members. They are Gary B. Aman, Jack D. Cowles and Thomas F. Donino. Mr. Aman is currently the Company’s Acting Chief Executive Officer and President. Messrs. Cowles and Donino are independent directors. We have determined their independence using the general independence criteria set forth in the Nasdaq Marketplace Rules.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2016 and December 31, 2015:

Fee Category	2016 Fees	2015 Fees

Audit Fees	$46,500	$44,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$46,500	$44,500

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

(3)	Exhibits

Incorporated by
Reference to

2.1	Share Exchange Agreement	Exhibit 2.1 (1)
2.2	Plan of Merger	Exhibit 2.2 (2)
2.3	Article of Merger (Delaware)	Exhibit 2.3 (2)
2.4	Articles of Merger (Washington)	Exhibit 2.4 (2)
3.1	Articles of Incorporation (July 8, 2003 filing date)	Exhibit 3.1 (2)
3.2	Bylaws	Exhibit 3.2 (2)
4.1	Specimen of Common Stock Certificate	Exhibit 4.1 (2)
4.2	Registrant’s 2003 Stock Option Plan	Exhibit 4.1 (3)
4.3	Registrant’s 2005 Stock Compensation Plan	Exhibit 99.1 (4)
4.4	Form of Common Stock Purchase Warrant granted to various persons at various times from August 2003 to date	Exhibit 4.4 (5)
4.5	Registration Rights Agreement dated December 8, 2005 between the Company and BATL Bioenergy LLC	Exhibit 4.1 (6)
4.6	Warrant to purchase 1,000,000 shares issued to BATL Bioenergy LLC	Exhibit 4.2 (6)
10.1	Office Lease dated February 1, 2001	Exhibit 10.23 (2)
10.2	Office Lease Amendment dated March 31, 2003	Exhibit 10.24 (2)
10.3	Second Amendment to Lease Agreement	Exhibit 10.4 (7)
10.4	Third Amendment to Lease Agreement	Exhibit 10.5 (7)
10.5	Fourth Amendment to Lease Agreement	Exhibit 10.5 (11)
10.6	Fifth Amendment to Lease Agreement	Exhibit 10.5 (12)
10.7	Securities Purchase Agreement dated December 8, 2005 between the Company and BATL Bioenergy LLC	Exhibit 10.2 (6)
10.8	Asset Purchase Agreement dated as of July 13, 2006	Exhibit 2.1 (8)
10.9	Exclusive Reseller and Market Development Alliance With Custom Fuel Services, Inc.	Exhibit 10.10 (9)
10.10	Consolidated Conversion and Subscription Agreement dated as of June 30, 2015 by and among EnerTeck Corporation, BATL Management LP, Thomas Donino and Loren Donino	Exhibit 10.1 (10)
21.1	Subsidiaries of the Registrant	Exhibit 21.1 (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*
101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

*

_________

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

(10) Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 2, 2015, and incorporated by reference herein.

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

ENERTECK CORPORATION (Registrant)

Dated: April 14, 2017	By	/s/ Gary B. Aman
Gary B. Aman,
President and Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gary B. Aman	President, Acting Chief Executive	04/14/2017
Gary B. Aman	Officer and Director (Principal Executive Officer)

/s/ Richard B. Dicks	Chief Financial Officer	04/14/2017
Richard B. Dicks	(Principal Financial Officer)

/s/ Jack D. Cowles	Director	04/14/2017
Jack D. Cowles

/s/ Thomas F. Donino	Director	04/14/2017
Thomas F. Donino

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EnerTeck Corporation

Houston, Texas

We have audited the accompanying consolidated balance sheet of EnerTeck Corporation (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Briggs & Veselka Co.

Houston, Texas

April 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

EnerTeck Corporation

Houston, Texas

We have audited the accompanying consolidated balance sheet of EnerTeck Corporation and subsidiary as of December 31, 2015, and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnerTeck Corporation and subsidiary as of December 31, 2015, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ VOGEL CPAs, PC

Certified Public Accountants

Dallas, Texas

April 14, 2016

ENERTECK CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

	2016	2015
ASSETS
Current assets
Cash	$6,372	$10,025
Inventory	128,746	159,665
Receivables – trade, net	14,890	40,176
Employee advances	860	-
Prepaid expenses	11,801	31,413

Total current assets	$162,669	$241,279

Intellectual property	150,000	150,000
Website costs, net of accumulated amortization of $10,551 and $3,930, respectively	22,187	37,304
Property and equipment, net of accumulated depreciation of $364,293 and $363,293, respectively	1,998	2,357
Total assets	$336,854	$430,940

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$175,405	$181,179
Stockholder advances and notes	2,159,000	1,730,050
Customer deposits		24,831
Accrued compensation	3,573,985	3,177,123
Accrued interest	1,034,861	825,714
Accrued liabilities - other	95,729	83,393
Total current liabilities	$7,038,980	$6,022,290

Deferred lease liability	$11,148	$13,400
Total Liabilities	$7,050,128	$6,035,690

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 100,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 30,653,543 and 30,581,866 shares issued and outstanding, respectively	$30,654	$30,582
Additional paid-in capital	27,981,469	26,723,641
Accumulated deficit	(34,725,397)	(32,358,973)
Total stockholders’ equity (deficit)	(6,713,274)	(5,604,750)

Total liabilities and stockholders’ equity (deficit)	$336,854	$430,940

See accompanying notes to financial statements.

ENERTECK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2016 and 2015

	2016	2015

Product Sales	$200,566	$279,836
Cost of goods sold	33,762	91,780
Gross profit	166,804	188,056
Costs and expenses:
General and administrative expenses:
Wages	687,054	789,263
Stock based compensation	1,236,397	-
Depreciation and amortization	16,018	5,007
Other selling, general and administrative	395,067	450,014
Total expenses	2,334,536	1,244,284
Operating loss	(2,167,732)	(1,056,228)

Other income (expense)
Interest income	3	4
Other income (expense)	10,452	300
Interest expense	(209,147)	(199,193)
Net loss	$(2,366,424)	$(1,255,117)

Net loss per share:
Basic and diluted	$(0.08)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	30,628,210	28,672,314

See accompanying notes to financial statements.

ENERTECK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2016 and 2015

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2014	25,598,056	$25,598	$25,469,400	$(31,103,856)	$(5,608,858)

Sale of stock	1,700,000	1,700	350,800		352,500
Debt conversion	3,173,811	3,174	875,054		878,228
Stock issued for services	100,000	100	19,900		20,000
Stock and warrants issued for website rights	10,000	10	8,487		8,497
Net loss				(1,255,117)	(1,255,117)

Balances, December 31, 2015	30,581,867	$30,582	26,723,641	$(32,358,973)	$(5,604,750)

Sale of Stock	71,676	72	21,431		21,503
Issuance of employee options			38,560		38,560
Extension of options/warrants			1,020,580		1,020,580
Vesting of options			7,852		7,852
Warrants to Board of Directors			169,405		169,405
Net loss				(2,366,424)	(2,366,424)

Balances, December 31, 2016	30,653,543	$30,654	$27,981,469	$(34,725,397)	$(6,713,274)

See accompanying notes to financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016 and 2015

	2016	2015

Net loss	$(2,366,424)	$(1,255,117)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and Amortization	16,018	8,937
Common stock warrants and options issued for services	-	20,000
Warrants and options issued, vested and extended	1,236,397	-
Other non-cash transactions	(3,113)	-
Changes in operating assets and liabilities:
Accounts receivable	25,286	(10,052)
Inventory	30,919	9,161
Prepaid expenses	19,612	(19,812)
Accounts payable	(5,774)	19,942
Customer deposits	(24,831)	24,831
Accrued interest payable	209,147	197,326
Accrued liabilities	409,198	477,551
NET CASH FROM OPERATING ACTIVITIES	$(453,565)	$(527,233)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(541)	$(433)
Website costs	-	(32,737)
CASH FROM INVESTING ACTIVITIES	$(541)	$(33,170)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	$11,453	$352,500
Related party note payable and advances	439,000	210,050
CASH FROM FINANCING ACTIVITIES	$450,453	$562,550

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(3,653)	$2,147
Cash and cash equivalents, beginning of year	10,025	7,878
Cash and cash equivalents, end of year	$6,372	$10,025

Cash paid for:
Income tax	$-	$-
Interest	$-	$1,867

Noncash investing and financing activities:
Stock and warrants issued for capitalized website costs	$-	$8,497
Conversion of notes payable and accrued interest to stock	$-	$878,228

See accompanying notes to financial statements.

ENERTECK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

EnerTeck Corporation, formerly Gold Bond Resources, Inc. was incorporated under the laws of the State of Washington on July 30, 1935. On January 9, 2003, the Company acquired EnerTeck Chemical Corp. ("EnerTeck Sub") as its wholly owned operating subsidiary. As a result of the acquisition, the Company is a holding company, with EnerTeck Sub as its only operating business. Subsequent to this transaction, on November 24, 2003, the Company changed its domicile from the State of Washington to the State of Delaware, changed its name from Gold Bond Resources, Inc. to EnerTeck Corporation.

EnerTeck Sub, the Company's wholly owned operating subsidiary, is a Houston-based corporation. It was incorporated in the State of Texas on November 29, 2000 and was formed for the purpose of commercializing a diesel fuel specific combustion catalyst known as EnerBurn (TM), as well as other combustion enhancement and emission reduction technologies for diesel fuel. EnerTeck's primary product is EnerBurn, and is registered for highway use in all USA diesel applications. The products are used primarily in on-road vehicles, locomotives and diesel marine engines throughout the United States and select foreign markets.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three (3) months or less to be cash and cash equivalents.

Inventory

Inventory primarily consists of market ready EnerBurn plus raw materials required to manufacture the products. Inventory has been valued at the lower of cost or market, using the average cost method.

Finished product amounted to approximately $17,000 and $47,000 at December 31, 2016 and 2015, respectively: the remaining inventory comprises raw materials.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed and the account is deemed uncollectible. Management has provided allowances for doubtful accounts of $51,000 and $32,000 as of December 31, 2016 and 2015, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided for on the straight-line or accelerated method over the estimated useful lives of the assets. The average lives range from five (5) to seven (7) years. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Depreciation expense totaled $900 and $5,007 for the years ended December 31, 2016 and 2015, respectively.

Intangible Assets

The Company follows the provisions of FASB ASC 350, Goodwill and Other Intangible Assets. FASB ASC 350 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Specifically, FASB ASC 350 addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires the Company to evaluate its intellectual property each reporting period to determine whether events and circumstances continue to support an indefinite life. In addition, the Company tests its intellectual property for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The statement requires intangible assets with finite lives to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value. No impairment was considered necessary during the years ended December 31, 2016 and 2015.

Revenue Recognition

The Company recognizes revenues when evidence of a completed transaction and customer acceptance exists, and when title passes, if applicable.

Revenues from sales of product and equipment are recognized at the point when a customer order has been shipped and invoiced.

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Accrued interest and penalties associated with uncertain tax positions are recognized as part of the income tax provision. The Company has no uncertain tax provisions.

Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. The calculation of diluted weighted-average shares outstanding for the years ended December 31, 2016 and 2015 excludes 1,200,879 and 5,153,001 shares issuable upon the exercise of outstanding stock options and warrants because their effect would be anti-dilutive, respectively.

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

Stock Options and Warrants

Compensation cost for equity awards is based on the fair value of the equity instrument on the date of grant and is recognized over the period during which an employee is required to provide service in exchange for the award. Compensation cost for liability awards is based on the fair value of the vested award at the end of each period.

The Company also issues equity awards to nonemployees. The fair value of these option awards is estimated when the award recipient completes the contracted professional services. The Company recognizes expense for the estimated total value of the awards during the period from their issuance until performance completion, at which time the estimated expense is adjusted to the final value of the award as measured at performance completion.

The Company values warrant and option awards using the Black-Scholes option pricing model.

Taxes Collected

The Company collects sales taxes assessed by governmental authorities imposed on certain sales to customers. Sales taxes collected are included in revenues; net amounts paid are reported as expenses in the consolidated statement of operations.

Website Costs

Website costs are being amortized over their expected useful life of five years. Amortization for 2015 was $3,930 and $6,547 for 2016. Future amortization is expected to be as follows: $6,547 for 2017, 2018 and 2019, with final amortization of $2,618 in 2020.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual and interim reporting periods beginning on or after December 15, 2017, and limited early adoption is permitted. ASU 2014-09 permits the use of two transition methods, either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected a transition method, and is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” ("ASU 2014-15"). Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. The update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective beginning in the first quarter of 2017. Early application is permitted. The Company adopted ASU 2014-15 in 2016 and has included appropriate disclosures required by this update in these financial statements.

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

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2016 and 2015 property and equipment consisted of the following:

	Useful Lives	2016	2015
Furniture and fixtures	5-7	$64,557	$64,016
Equipment	5-7	301,734	301,734
Less: Accumulated depreciation		(364,293)	(363,393)

Net property and equipment		$1,998	$2,357

NOTE 3 - INCOME TAXES

EnerTeck has incurred net losses since the merger with Gold Bond and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative operating loss carry-forward is approximately $23,000,000 at December 31, 2016, and expires beginning in 2023.

Deferred income taxes consisted of the following at December 31, 2016 and 2015:

	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$7,932,000	$7,118,000
Other asset differences	-	85,000
Deferred compensation costs and other	1,696,000	1,535,000
Valuation allowance	(9,628,000)	(8,738,000)
	$-	$-

The change in the valuation allowance for the years ended December 31, 2016 and 2015, was $890,000 and $595,000, respectively.

NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock

During the first and second quarters of 2015, the Company sold to one accredited investor in a private placement offering 300,000 shares of common stock at $0.20 per share or $60,000 in the aggregate.

During the first quarter of 2015, the Company sold to a shareholder/director 1,150,000 shares of common stock at $0.20 per share or $230,000 in the aggregate which funds were provided to the Company in the first quarter of 2015.

In addition, this shareholder/director and his affiliated investment company converted advances in the aggregate amount of $795,000 and forgave an additional $83,228 in accrued interest in exchange for 3,173,811 shares of common stock and warrants to acquire an additional 533,334 shares of common stock at $0.50 per share. Such conversion was effected pursuant to a Consolidated Conversion and Subscription Agreement (the “Conversion Agreement”) entered into as of June 30, 2015 under which (i) $320,000 in advances from 2012 were converted into 533,334 Units of the Company at a conversion price of $0.60 per Unit with each Unit consisting of (a) two shares of common stock, and (b) a warrant to purchase one share of common stock, at an exercise price of $0.50 per share, (ii) $125,000 in advances from 2013 were converted into 357,143 shares of common stock at a conversion price of $0.35 per share; and (iii) $350,000 in advances from 2013 and 2014 were converted into 1,750,000 shares of common stock at a conversion price of $0.20 per share.

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

NOTE 5 - STOCK WARRANTS AND OPTIONS

Stock Warrants

During the second quarter of 2015, the Company issued 533,334 warrants to a shareholder/director in connection with the conversion of certain advances effected as of June 30, 2015 (see Note 5). The warrants are exercisable into 533,334 shares of common stock at an exercise price of $0.50 per share.

During the fourth quarter of 2015, the Company issued 13,000 warrants to an unrelated third party in connection with the purchase of domain names. The warrants are exercisable into 13,000 shares of common stock at an exercise price of $0.50 per share. The fair value of warrants issued in 2015 at the date of grant was $4,797, as estimated using the Black-Scholes Model.

During the third quarter of 2016, the Board of Directors extended the term of 3,590,000 warrants with a strike price of $0.60 per share and an additional 100,000 warrants with the strike price of $0.75 per share for an additional five years. In addition, the Board agreed to extend to lives of 225,001 employee options with a strike price of $0.60 per share for the same period. Of the $2,366,000 loss recorded for 2016, $1,236,000 related directly to the valuation of the extension of expiring warrants and options and the addition of warrants and/or options for the company employees and Board of Directors members during 2016.

Other than the foregoing, there were 750,000 warrants granted to the Board of Directors during 2016. No warrants were exercised for the years ended December 31, 2016 and 2015. Due to the extension of all warrants previously set to expire during 2016, which was approved by the Board of Directors in September, 2016, no warrants expired for the years ended December 31, 2016 and 2015, respectively. All warrants so effected were extended five additional years from their original expiration date at their original strike prices and terms.

The fair value of warrants issued in 2016 was $1,130,645, as estimated using the Black-Scholes Model. The following assumptions were used in these calculations for 2016 and 2015:

	2016	2015
Expected dividend yield	0.0%	0.0%
Expected term	5 yrs	5 yrs
Expected volatility	202%	272%
Risk-free interest rate	1.2%	1.7%
Fair value per warrant	$.26	$.37

Warrants outstanding and exercisable as of December 31, 2016 were:

Exercise Price	Number of Warrants	Weighted Average Remaining Life	Exercisable Number of Warrant
$0.60	3,590,000	4.5	3,590,000
$0.75	100,000	4.7	100,000
$0.50	713,001	2.7	713,001
$0.30	750,000	4.9	750,000

	5,153,001		5,153,001

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

No employee options were issued during 2015. During the third quarter of 2016 the Board of Directors extended 225,001 employee options with a strike price of $0.60 per share, which were otherwise due to expire during 2016. In addition, the Board issued an additional 227,510 employee for calendar years 2015 and 2016 at and strike price of $0.30 per share.

An additional 150,000 options with a $0.30 strike price were granted as part of a grievance settlement agreement with an employee. The fair value of the $13,460 to be vested through December 31, 2017 with $7,852 vesting during 2016.

The fair value of options extended during 2016 was $1,020,580 at the date of grant and was recognized along with $46,412 fair value for the newly issued employee options as non-cash compensation for the year ended December 31, 2016, as estimated using the Black-Scholes Model with the following weighted average assumptions:

2016

Expected dividend yield	0.0%
Expected term	5.0
Expected volatility	201%
Risk-free interest rate	1.07%
Fair value per option	$.17

The expected term of the options represents the estimated period of time until exercise and is based on the Company’s historical experience of similar options, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of grant with an equivalent expected term or life. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the future.

Information regarding activity for stock options under our plan is as follows:

	2016		2015
	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted average exercise price

Outstanding at beginning of year	823,369	$.41	823,369	$.41
Options granted	377,510	.30	-	-
Options exercised	-	-	-	-
Options forfeited/expired	-	-	-	-

Outstanding at end of year	1,200,879	$.38	823,369	$.41

Options exercisable at end of year	1,088,379	823,369
Non-vested options at end of year	112,500	-
Weighted-average
Remaining contractual term – all options	44.3 mo. 3.2 yrs	26.4 mo. 2.5 yrs
Weighted-average
Remaining contractual term – vested options	3.1 yrs	2.5 yrs
Fair value of options vested during the year	$7,532	$-
Aggregate intrinsic value	$-	$-

NOTE 6 – RELATED PARTY NOTES AND ADVANCES

On July 7, 2009, the Company entered into a $100,000 unsecured promissory note with an officer, due on demand. Interest is payable at 12% per annum. Also, on December 11, 2009, the Company entered into a $50,000 note with a shareholder/director. Interest is 5% per annum. The principal balance of the note was due on the earlier of December 11, 2012, or upon completion by the Company of equity financing in excess of $1.0 million in gross proceeds. Interest on the loan is payable on the maturity date at the rate of 5% per annum. This note is now overdue for payment.

On June 1, 2010, the Company entered into a $50,000 convertible promissory note with a shareholder/director which was due on June 1, 2013 and accrues interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock. The assignment of the conversion feature of the note resulted in a loan discount being recorded. The discount amount of $36,207 was fully amortized over the original thirty-six month term of the debt as additional interest expense. This note is now overdue for payment.

On June 1, 2010, the Company entered into $300,000 of convertible promissory notes with a shareholder/director which was due on June 1, 2013 and accrues interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock the number of which is to be determined at that time. This note is now overdue for payment.

On July 20, 2010, the Company entered into $400,000 convertible promissory notes with a shareholder/director which was due on July 20, 2013 and accrues interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock. This note is now overdue for payment.

On July 20, 2010, the Company entered into a $100,000 convertible promissory note with a shareholder which was due on July 20, 2013 and accrues interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock. This note is now overdue for payment.

On December 10, 2010, the Company entered into $150,000 of convertible promissory notes with a shareholder/director which was due on December 10, 2013 and accrues interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock. This note is now overdue for payment.

On October 20, 2011, the Company entered into a $70,000 convertible promissory note with a shareholder/director which was due on October 20, 2014 and accrues interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock. This note is now overdue for payment.

During 2010, 2011 and 2012, such shareholder/director advanced the Company $100,000, $150,000 and $370,000 respectively. Such advances are due on demand and bear interest at 8%, 8% and 8% per annum respectively. During the second quarter of 2015, $320,000 of the advances during 2012 were converted into 3,173,811 shares of common stock of the Company.

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

During 2015, such shareholder/director contributed $200,000 to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. This amount has been recorded as additional notes payable.

During 2016, such shareholder/director contributed $430,000 and a second shareholder/director contributed an additional $9,000, respectively, to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. These amounts have been recorded as additional notes payable.

It is anticipated that most if not all of the outstanding convertible notes (which by their terms are convertible into shares of common stock at variable conversion ratios set forth therein) and open advances will be converted into shares of common stock in the Company on new terms to be negotiated with such related parties and issued during 2017.

As of December 31, 2016 and 2015, the Company owed approximately $3.5 million and $3.1 million, respectively, to its chief executive officer and other employees of the Company. The CEO and employees agreed to salary deferrals pending available resources to make such payments.

One of the Company’s shareholders owns 100% of BATL Trading, Inc., which is a distributor of EnerBurn. There was no activity with BATL Trading, Inc. during 2016 and 2015.

One of the Company’s shareholders owns 100% of Petro-Chem Industries, Inc., which is a distributor of EnerBurn. During 2016 and 2015 Petro-Chem Industries, Inc. distributed approximately $83,000 and $102,000 in EnerBurn

One of the Company’s employees owns 15% of EnerTeck Environmental, LLC, which is the owners of the Company’s PEx unit and partners with the Company for the sale and use of the PEx unit for marine purposes only. There was no activity with EnerTeck Environmental, LLC during 2016 and 2015.

Several of the Company’s shareholders and employees are distributors of EnerBurn. During 2016 and 2015 these individuals distributed approximately $16,000 and $17,000 in EnerBurn.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Office Lease

EnerTeck leases office space under a non-cancelable operating lease. Future minimum rentals due under non-cancelable operating leases with an original maturity of at least one-year are approximately as follow:

2017	$54,000
2018	$54,000
2019	$36,000
Total	$144,000

This lease provides for a rent-free period as well as increasing rental payments. In accordance with generally accepted accounting principles, rent expense for financial statement purposes is being recognized on a straight-line basis over the lease term. A deferred lease liability arises from the timing difference in the recognition of rent expense and the actual payment of rent.

Rent expense for the years ended December 31, 2016 and December 31, 2015 totaled $51,054 and $49,615, respectively.

Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the years ended December 31, 2016 and 2015, the Company incurred recurring net losses of $2,366,000 and $1,255,000, respectively. Further, most of the Company’s notes payable are overdue and payment may be demanded at any time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis. The Company has been able to obtain cash in the past through private placements and issuing promissory notes and believes that these avenues will remain available to the Company. Management believes that these financings are probable of occurring and mitigating the substantial doubt raised by our historical operating results and satisfying the Company’s estimated liquidity needs 12 months from the issuance of the financial statements. No assurance can be made that these efforts will be successful.

NOTE 8 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject EnerTeck to concentration of credit risk are accounts receivable. The Company performs ongoing credit evaluations as to the financial condition of its customers. Generally, no collateral is required.

EnerTeck at times has cash in bank in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

For the year ended December 31, 2016 and 2015, 73% and 48% of total sales were with two customers. Those two customers represented 90% and 34% of total accounts receivable at December 31, 2016 and 2015.

