Form 10-Q
period 2017-03-31
ENERTECK CORP
filed 2017-05-15
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 30,653,543 outstanding as of May 12, 2017.

ENERTECK CORPORATION

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENERTECK CORPORATION

Index to Financial Information

Period Ended March 31, 2017

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash	$5,021	$6,372
Inventory	129,497	128,746
Receivables - trade, net	4,094	14,890
Employee advances	--	860
Prepaid expenses	62,418	11,801
Total current assets	201,030	162,669

Intellectual property	150,000	150,000
Website, net of accumulated amortization of $12,188 and $10,551, respectively	20,550	22,187
Property and equipment, net of accumulated depreciation of $364,617 and $364,293, respectively	3,329	1,998

Total assets	$374,909	$336,854

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$189,301	$175,405
Related party notes and advances	2,250,250	2,159,000
Accrued compensation	3,675,383	3,573,985
Accrued interest	1,080,713	1,034,861
Accrued liabilities - other	81,696	95,729
Total current liabilities	7,277,343	7,038,980

Deferred lease liability	10,358	11,148
Total Liabilities	$7,287,701	$7,050,128

Commitments and contingencies	--	--

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 100,000,000 shares authorized, none issued	--	-
Common stock, $.001 par value, 100,000,000 shares authorized 30,653,543 and 30,653,543 shares issued and outstanding, respectively	$30,654	$30,654
Additional paid-in capital	27,987,785	27,981,469
Accumulated deficit	(34,931,231)	(34,725,397)
Total stockholders’ equity (deficit)	(6,912,792)	(6,713,274)

Total liabilities and stockholders’ equity (deficit)	$374,909	$336,854

The accompanying notes are integral part of these consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2017	2016

Product Sales	$95,783	$33,992
Cost of goods sold	9,241	4,934
Gross profit	$86,542	$29,058

Costs and expenses:
General and administrative expenses:
Wages	$154,855	$201,276
Depreciation and amortization	1,961	1,908
Stock based compensation	6,317	-
Other selling, general and administrative expenses	78,004	83,007
Total expenses	$241,137	$286,191
Operating loss	$(154,595)	$(257,133)

Other income (expense)
Interest income	$1	$1
Other income	18	-
Interest expense	(51,258)	(47,790)
Net loss	$(205,834)	$(304,922)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	30,653,543	30,656,866

The accompanying notes are integral part of these consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2017	2016

Net loss	(205,834)	$(304,922)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,961	1,908
Common stock issued for services	6,317	-
Other non-cash transactions	73	-
Changes in operating assets and liabilities:
Accounts receivable	10,796	26,422
Inventory	(751)	4,585
Prepaid expenses	(50,617)	(40,014)
Customer deposits	-	(24,831)
Accounts payable	13,896	(5,810)
Accrued interest payable	45,852	47,790
Accrued liabilities	87,365	120,657
NET CASH FROM OPERATING ACTIVITIES	$(90,942)	$(174,215)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(1,659)	$-
CASH FROM INVESTING ACTIVITIES	$(1,659)	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	$161,453
Proceeds from related party notes and advances	91,250	9,000
CASH FROM FINANCING ACTIVITIES	91,250	$170,453

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(1,351)	$(3,762)
Cash and cash equivalents, beginning of period	6,372	10,025
Cash and cash equivalents, end of period	$5,021	$6,263
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are integral part of these consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of EnerTeck Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in EnerTeck’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2016 as reported in the Form 10-K have been omitted. In preparing the accompanying condensed consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates.

NOTE 2 - INCOME (LOSS) PER COMMON SHARE

The basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. The calculation of diluted weighted-average shares outstanding excludes 6,187,213 shares issuable upon the exercise of outstanding stock options and warrants because their effect would be anti-dilutive.

NOTE 3 - STOCKHOLDERS’ EQUITY

During the second quarter of 2016, the Company issued 71,676 shares of common stock to two accredited investors for an aggregate of $21,503 received in a private placement offering of common stock at $0.30 per share. Of such proceeds, $10,050 was received in the fourth quarter of 2015 and $11,453 was received in the first quarter of 2016. The Company issued no additional common stock during the first quarter of 2017.

NOTE 4 - STOCK WARRANTS AND OPTIONS

Stock Warrants

During the third quarter of 2016, the Board of Directors extended the term of 3,590,000 warrants with a strike price of $0.60 per share and an additional 100,000 warrants with the strike price of $0.75 per share for an additional five years. In addition to the foregoing, there were 750,000 warrants granted to the Board of Directors in the fourth quarter of 2016. No other warrants were granted or exercised in 2016. Due to the extension of all warrants previously set to expire during 2016, no warrants expired during the year ended December 31, 2016.

There were no warrants granted or exercised for the three months ended March 31, 2017. However, 166,667 warrants expired during the three months ended March 31, 2017.

Warrants outstanding and exercisable as of March 31, 2017 are as follows:

Exercise Price	Number of Warrants	Weighted Average Remaining Life	Exercisable Number of Warrants

$0.60	3,590,000	4.2	3,590,000
$0.75	100,000	4.4	100,000
$0.50	546,334	3.3	546,334
$0.30	750,000	4.6	750,000
	4,986,334		4,986,334

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

During the third quarter of 2016 the Board of Directors extended 225,001 employee options with a strike price of $0.60 per share, which were otherwise due to expire during 2016. In addition, the Board issued an additional 227,510 employee options for calendar years 2015 and 2016 with a strike price of $0.30 per share.

In 2016 an additional 150,000 options with a $0.30 strike price were granted as part of a grievance settlement agreement with an employee. The fair value of the $26,921 is to be vested through December 31, 2017 with $7,852 vesting during 2016.

The fair value of options extended during 2016 was $1,020,580 at the date of grant and was recognized along with the $46,412 fair value for the newly issued employee options as non-cash compensation for the year ended December 31, 2016. The fair value of these options was estimated using the Black-Scholes Model with the following weighted average assumptions:

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

Information regarding activity for stock options under our plan is as follows:

	2017		2016
		Weighted		Weighted
		Average		average
	Number of	Exercise	Number of	exercise
	shares	Price	shares	price

Outstanding at beginning of year	1,200,879	$.38	823,369	$.41
Options granted	-	-	377,510	.30
Options exercised	-	-	-	-

Options forfeited/expired	-	-	-	-

Outstanding at end of year	1,200,879	$.38	1,200,879	$.38

NOTE 5 - INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the quarter ended March 31, 2017 because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the quarter ended March 31, 2016 for this same reason.

The Company had a net deferred tax asset related to federal net operating loss carryforwards of approximately $23 million at March 31, 2017 and December 31, 2016, respectively. The federal net operating loss carryforward will begin to expire in 2023. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

NOTE 6 - RELATED PARTY NOTES AND ADVANCES

Notes and Advances

On July 7, 2009, the Company entered into a $100,000 unsecured promissory note with an officer, due on demand. Interest is payable at 12% per annum. Also, on December 11, 2009, the Company entered into a $50,000 note with a shareholder/director. Interest is 5% per annum. The principal balance of the note was due on the earlier of December 11, 2013, or upon completion by the Company of equity financing in excess of $1.0 million in gross proceeds. Interest on the loan is payable on the maturity date at the rate of 5% per annum. This note is now overdue for payment.

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

During the first quarter of 2017, such shareholder/director contributed $91,250 to the Company which is expected to be applied to stock subscriptions to be issued at a future date.

It is anticipated that most if not all of the outstanding convertible notes (which by their terms are convertible into shares of common stock at variable conversion ratios set forth therein) and open advances will be converted into shares of common stock in the Company on new terms to be negotiated with such related parties and issued during 2017.

Compensation Owed to Officers and Employees

As of March 31, 2017 and December 31, 2016, the Company owed approximately $3.7 million and $3.6 million, respectively, to its chief executive officer and other employees of the Company. The CEO and employees agreed to salary deferrals pending available resources to make such payments.

Other

One of the Company’s shareholders owns 100% of BATL Trading, Inc. and BATL Bioenergy, LLC, which are distributors of EnerBurn. There was no activity with BATL Trading, Inc. during 2017 and 2016. During 2017 and 2016, BATL Bioenergy, LLC distributed approximately $79,000 and $0 of EnerBurn.

One of the Company’s shareholders owns 100% of Petro-Chem Industries, Inc., which is a distributor of EnerBurn. During 2017 and 2016, PetroChem Industries, Inc. distributed approximately $0 and $83,000 of EnerBurn.

One of the Company’s employees owns 15% of EnerTeck Environmental, LLC, which is the owner of the Company’s PEx unit and partners with the Company for the sale and use of the PEx unit for marine purposes only. There was no activity with EnerTeck Environmental, LLC during the first quarter of 2017 or during 2016.

Several of the Company’s shareholders and employees are distributors of EnerBurn. During 2017 and 2016, these individuals distributed approximately $0 and $16,000 of EnerBurn.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Office Lease

EnerTeck leases office space under a non-cancelable operating lease. Future minimum rentals due under the non-cancelable operating lease with an original maturity of at least one-year are approximately as follow:

2017	$54,000
2018	54,000
2019	36,000
Total	$144,000

This lease provides for a rent-free period as well as increasing rental payments. In accordance with generally accepted accounting principles, rent expense for financial statement purposes is being recognized on a straight-line basis over the lease term. A deferred lease liability arises from the timing difference in the recognition of rent expense and the actual payment of rent.

Rent expense for the periods ended March 31, 2017 and 2016 totaled $12,708 and $12,707, respectively.

Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the quarters ended March 31, 2017 and 2016, the Company incurred recurring net losses of approximately $206,000 and $305,000, respectively. Further, most of the Company’s notes payable are overdue and payment may be demanded at any time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis. The Company has been able to obtain cash in the past through private placements and issuance of promissory notes and believes that these avenues remain available to the Company. Management believes that these financings are probable of occurring and mitigating the substantial doubt raised by our historical operating results and satisfying the Company’s estimated liquidity needs 12 months from the issuance of the financial statements. No assurance can be made that these efforts will be successful.

NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. The update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective beginning in the first quarter of 2017. Early application is permitted. The Company adopted ASU 2014-15 in 2016 and has included appropriate disclosures required by this update in these financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory”, which simplifies the measurement of inventories valued under most methods. Under this new guidance, inventories valued under these methods would be valued at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. The new guidance is effective prospectively for fiscal periods starting after December 15, 2016 and early adoption is permitted. The Company does not expect the adoption of ASU 2015-11 to have a significant effect on our consolidated financial statements or related disclosures.

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

Results of Operations

Revenues

We recorded $96,000 sales revenues for the three months ended March 31, 2017 compared to sales revenues of $34,000 for the three months ended March 31, 2016. The increase in revenues for the three months ended March 31, 2017 compared to the prior year period was primarily due to the change in marketing focus as compared to that of the early part of 2016 and in prior years. Testing is either underway or completed with several potential customers and in new areas with existing customers, more sales should occur. It is expected that sales should show increases during the remainder of 2017.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $87,000 or 90.6% of sales for the three month period ended March 31, 2017, as compared to $29,000 or 85.3% of sales for the three month period ended March 31, 2016. As our overall volumes increase, we feel confident that there will be an improvement in the gross profit percentage as our manufacturing proficiency continues to improve for our core products. As testing has not as yet been validated and the Company has yet to begin commercial production of our patent pending PEx® technology, which will be custom built to meet the needs of each customer application, no prediction can be made with regard to the gross margins for this segment of the business.

Cost of goods sold was $9,000 for the three month period ended March 31, 2017, which represented 9.4% of revenues as compared to was $5,000 for the three month period ended March 31, 2016, which represented 14.7%.

Costs and Expenses

Operating expenses were $241,000 for the three months ended March 31, 2017 as compared to $286,000 for the three months ended March 31, 2016. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses.

Net Loss

We reported a net loss of $206,000 during the three months ended March 31, 2017, as compared to net losses of $305,000 for the three months ended March 31, 2016. We believe that current sales activity will increase for the remainder of the 2017 calendar year due to the success of certain recently completed testing and negotiations for and with new customers.

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

Liquidity and Capital Resources

On March 31, 2017, we had working capital deficit of ($7,076,000) and a stockholders’ deficit of ($6,913,000) compared to a stockholders’ deficit of ($6,876,000) and stockholders’ deficit of ($6,713,000) on December 31, 2016. Our continuing deficit levels primarily stems from poor sales. On March 31, 2017, we had $5,000 in cash, total assets of $375,000 and total liabilities of $7,288,000, compared to $6,000 in cash, total assets of $337,000 and total liabilities of $7,050,000 on December 31, 2016.

Net cash used in operating activities was $91,000 for the three months ended March 31, 2017, which was primarily due to a net loss of ($206,000) plus prepaid expenses of ($51,000), offset by accounts receivable of $11,000, changes in accounts payable of $14,000, accrued interest payable of $46,000 and accrued liabilities of $87,000. Net cash used in operating activities was $174,000 for the three months ended March 31, 2016, which was primarily due to a net loss of ($305,000), plus prepaid expenses of ($40,000), customer deposits of ($25,000) and accounts payable of ($6,000), offset by accounts receivable of $26,000, inventory of $5,000, accrued interest payable of $48,000 and accrued liabilities of $121,000.

Cash used in investing activities was $2,000 for the three months ended March 31, 2017 and $0 for the three month period ended March 31, 2016.

Cash provided by financing activities was $91,000 for the three months ended March 31, 2017 as compared to cash provided by financing activities of $170,000 for the three months ended March 31, 2016 which was comprised of proceeds from sales of stock of $161,000 and $9,000 from related party note payable and advances.

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. During 2017 to date and in 2016, financing activities provided $91,000 and $170,000, respectively, for working capital from the proceeds from sales of common stock, loans and other advances.

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

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of March 31, 2017, such loans and advances from related parties total $2,250,000 as compared to $2,159,000 on December 31, 2016. Many of these loans are past due and certain others are due on demand. The Company does not expect any of such related parties to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such related parties demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company. The related party, who is a principal shareholder and director of the Company and has advanced most of the funds to date, has expressed his interest in converting the majority of his remaining loans to common stock at some point in the future, although there can be no assurance that such will be completed on terms acceptable to the Company.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. The update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective beginning in the first quarter of 2017. Early application is permitted. The Company adopted ASU 2014-15 in 2016 and has included appropriate disclosures required by the update in its financial statements.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION (Registrant)

Dated: May 15, 2017	By:	/s/ Gary B. Aman
Gary B. Aman
President and Acting Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2017	By:	/s/ Richard B. Dicks
Richard B. Dicks
Chief Financial Officer (Principal Financial Officer)

