Form 10-Q
period 2017-06-30
ENERTECK CORP
filed 2017-08-21
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 31,153,543 outstanding as of August 21, 2017.

ENERTECK CORPORATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ENERTECK CORPORATION

Index to Financial Information

Period Ended June 30, 2017

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash	$8,288	$6,372
Inventory	138,564	128,746
Receivables - trade, net	16,054	14,890
Employee advances	--	860
Prepaid expenses	41,199	11,801
Total current assets	204,105	162,669

Intellectual property	150,000	150,000
Website, net of accumulated amortization of $13,824 and $10,551, respectively	18,913	22,187
Property and equipment, net of accumulated depreciation of $364,941 and $364,293, respectively	3,005	1,998

Total assets	$376,023	$336,854

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$195,487	$175,405
Related party notes and advances	2,412,750	2,159,000
Accrued compensation	3,680,775	3,573,985
Accrued interest	1,138,091	1,034,861
Accrued liabilities - other	115,007	95,729
Total current liabilities	7,542,110	7,038,980

Deferred lease liability	9,569	11,148
Total liabilities	$7,551,679	$7,050,128

Commitments and contingencies	--	--

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 100,000,000 shares authorized, none issued	--	-
Common stock, $.001 par value, 100,000,000 shares authorized 30,653,543 and 30,653,543 shares issued and outstanding, respectively	$30,654	$30,654
Additional paid-in capital	27,992,038	27,981,469
Accumulated deficit	(35,198,348)	(34,725,397)
Total stockholders’ equity (deficit)	(7,175,656)	(6,713,274)

Total liabilities and stockholders’ equity (deficit)	$376,023	$336,854

The accompanying notes are integral part of these consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$87,665	$55,909	$183,448	$89,901
Cost of goods sold	16,069	11,561	25,309	16,495
Gross profit	$71,596	$44,348	$158,139	$73,406

General and administrative expenses:
Wages	$181,488	$200,390	$330,284	$401,666
Depreciation and amortization	1,871	1,871	3,922	3,779
Stock based compensation	4,251	0	10,568	0
Other selling, general and administrative expenses	102,958	82,014	175,466	163,311
Total expenses	$290,568	$284,275	$520,240	$568,756

Operating loss	$(218,972)	$(239,927)	$(362,101)	$(495,350)

Interest income	$1	$1	$1	$2
Other income (expense)	0	288	(2,214)	288
Interest expense	(51,972)	(48,808)	(108,637)	(96,598)
Net Income (loss)	$(270,943)	$(288.446)	$(472,951)	$(591,658)

Net Loss per Share: Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	30,653,543	30,592,077	30,653,543	30,592,077

The accompanying notes are integral part of these consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2016
Net loss	$(472,951)	$(591,658)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,922	3,779
Common stock issued for services	10,568	0
Changes in operating assets and liabilities:
Accounts receivable	(1,164)	16,236
Inventory	(9,817)	12,229
Prepaid expenses	(29,398)	(26,017)
Customer deposits	-	(24,831)
Accounts payable	20,082	(9,884)
Accrued interest payable	103,231	96,599
Accrued liabilities	167,852	240,908
NET CASH FROM OPERATING ACTIVITIES	$(207,675)	$(282,639)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(1,659)	$(541)
CASH FROM INVESTING ACTIVITIES	$(1,659)	$(541)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	$-	$11,453
Proceeds from related party notes and advances	211,250	284,000
CASH FROM FINANCING ACTIVITIES	$211,250	$295,453

NET CHANGE IN CASH AND CASH EQUIVALENTS	$1,916	$12,273
Cash and cash equivalents, beginning of period	6,372	10,025
Cash and cash equivalents, end of period	$8,288	$22,298
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are integral part of these consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

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

Diluted net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus potential dilutive securities. The calculation of diluted weighted-average shares outstanding excludes 6,187,213 shares issuable upon the exercise of outstanding stock options and warrants because their effect would be anti-dilutive.

NOTE 3 – STOCKHOLDERS' EQUITY

During the second quarter of 2016, the Company issued 71,676 shares of common stock to two accredited investors for an aggregate of $21,503 received in a private placement offering of common stock at $0.30 per share. Of such proceeds, $10,050 was received in the fourth quarter of 2015 and $11,453 was received in the first quarter of 2016. The Company issued no additional common stock during the first six months of 2017.

NOTE 4 – STOCK WARRANTS AND OPTIONS

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

There were no warrants granted or exercised for the six months ended June 30, 2017. However, 166,667 warrants expired during the six months ended June 30, 2017.

Warrants outstanding and exercisable as of June 30, 2017 are as follows:

		Weighted	Exercisable
	Number of	Average	Number of
Exercise Price	Warrants	Remaining Life	Warrants
$0.60	3,590,000	4.0	3,590,000
$0.75	100,000	4.2	100,000
$0.50	546,334	3.0	546,334
$0.30	750,000	4.4	750,000

	4,986,334		4,986,334

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

NOTE 5 – INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the six months ended June 30, 2017 because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the six months ended June 30, 2016 for this same reason.

The Company had a net deferred tax asset related to federal net operating loss carryforwards of approximately $23 million at June 30, 2017 and December 31, 2016, respectively. The federal net operating loss carryforward will begin to expire in 2023. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

NOTE 6 – RELATED PARTY NOTES AND ADVANCES

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

During 2010, 2011 and 2012, a shareholder/director advanced the Company $100,000, $150,000 and $370,000 respectively. Such advances are due on demand and bear interest at 8%, 8% and 8% per annum respectively. During the second quarter of 2015, $320,000 of the advances during 2012 were converted into 3,173,811 shares of common stock of the Company.

During 2013, a shareholder/director advanced the Company $175,000 expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. During the second quarter of 2015, all of these advances totaling $175,000 were converted into shares of common stock of the Company.

During 2014, a shareholder/director advanced the Company $300,000 expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. During the second quarter of 2015, all of these advances totaling $300,000 were converted into shares of common stock of the Company.

During 2015, a shareholder/director contributed $200,000 to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. This amount has been recorded as additional notes payable.

During 2016, a shareholder/director contributed $430,000 and a second shareholder/director contributed an additional $9,000, respectively, to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. These amounts have been recorded as additional notes payable.

During the first and second quarters of 2017, such shareholder/director contributed $91,250 and $120,000, respectively, to the Company which is expected to be applied to stock subscriptions to be issued at a future date.

It is anticipated that most if not all of the outstanding convertible notes (which by their terms are convertible into shares of common stock at variable conversion ratios set forth therein) and open advances will be converted into shares of common stock in the Company on new terms to be negotiated with such related parties and issued during 2017.

Compensation Owed to Officers and Employees

As of June 30, 2017 and December 31, 2016, the Company owed approximately $3.7 million and $3.6 million, respectively, to its chief executive officer and other employees of the Company. The CEO and employees agreed to salary deferrals pending available resources to make such payments.

Other

One of the Company’s shareholders owns 100% of BATL Trading, Inc. and BATL Bioenergy, LLC, which are distributors of EnerBurn. There was no activity with BATL Trading, Inc. during 2017 and 2016. During 2017 and 2016 the Company paid BATL Bioenergy, LLC approximately $79,000 and $-0- to distribute EnerBurn.

One of the Company’s shareholders owns 100% of Petro-Chem Industries, Inc., which is a distributor of EnerBurn. During 2017 and 2016 the Company paid Petro-Chem Industries, Inc. approximately $-0- and $83,000 to distribute EnerBurn.

One of the Company’s employees owns 15% of EnerTeck Environmental, LLC, which is the owner of the Company’s PEx unit and partners with the Company for the sale and use of the PEx unit for marine purposes only. There was no activity with EnerTeck Environmental, LLC during the first six months of 2017 or during 2016.

Several of the Company’s shareholders and employees are distributors of EnerBurn. During 2017 and 2016, the Company paid these individuals approximately $-0- and $16,000 to distribute EnerBurn.

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

Rent expense for the periods ended June 30, 2017 and 2016 totaled $25,415 and $25,447, respectively.

Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2017 and 2016, the Company incurred recurring net losses of approximately $473,000 and $592,000, respectively. Further, most of the Company’s notes payable are overdue and payment may be demanded at any time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 8 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company, after evaluating the new guidance to determine the impact, believes that it will have no impact on its consolidated financial statementsfor the foreseeable future and therefore sees no immediate changes necessary in the way it accounts for the recognition of revenue at this time.

In July 2015, the FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory”, which simplifies the measurement of inventories valued under most methods. Under this new guidance, inventories valued under these methods would be valued at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. The new guidance is effective prospectively for fiscal periods starting after December 15, 2016 and early adoption is permitted. The Company has adopted this update and there is no material impact on its consolidated financial statements.

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

On March 30, 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation” which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public business entities, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption will be permitted in any interim or annual period for which financial statements have not yet been issued or have not been made available for issuance. If early adoption is elected, all amendments in the ASU that apply must be adopted in the same period. In addition, if early adoption is elected in an interim period, any adjustments should be reflected as of the beginning of the annual period that includes that interim period. The Company has adopted this update and there is no material impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 9 – SUBSEQUENT EVENTS

In August 2017, and pursuant to a private offering of the Company’s common stock at a price of $0.20 per share, the Company sold an aggregate of 500,000 shares of common stock at $0.20 per share to two accredited investors and received gross proceeds of $100,000.

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

Results of Operations

Revenues

We recorded sales revenues of $88,000 and $183,000 for the three months and six months ended June 30, 2017 compared to sales revenues of $56,000 and $90,000 for the three and six months ended June 30, 2016. The increase in revenues for the three and six months ended June 30, 2017 compared to the prior year periods was primarily due to the change in marketing focus as compared to that of the early part of 2016 and in prior years. Testing is either underway or completed with several potential customers and in new areas with existing customers, more sales should occur. It is expected that sales should show increases during the remainder of 2017 and into 2018.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $72,000 or 82% and $158,000 or 86% of sales for the three and six month periods ended June 30, 2017, as compared to $44,000 or 79.3% and $73,000 or 81.7% of sales for the three and six month periods ended June 30, 2016. As our overall volumes increase, we feel confident that there will be an improvement in the gross profit percentage as our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $16,000 and $25,000 for the three and six month periods ended June 30, 2017, which represented 18% and 14% of revenues as compared to was $12,000 and $16,000 for the three and six month periods ended June 30, 2016 which represented 20.7% or 18.3% of revenues.

Costs and Expenses

Operating expenses were $291,000 for the three months and $520,000 for the six months ended June 30, 2017 as compared to $284,000 for the three months and $569,000 for the six months ended June 30, 2016. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses.

Net Loss

We reported a net loss of $271,000 during the three months and $473,000 for the six months ended June 30, 2017, as compared to a net loss of $288,000 for the three months and $592,000 for the six months ended June 30, 2016. We believe that current sales activity will increase for the remainder of the 2017 calendar year due to the success of certain recently completed testing and negotiations for and with new customers.

Operations Outlook

The fuel additive industry has historically been mired by a myriad of technically dubious products. Prospective customers in all targeted market sectors and geographic locations are primarily concerned about the potential business risks associated with the adoption of any new fuel or engine treatment. Our sales process begins with a proof of performance demonstration that is a thorough analysis of the potential customer, including fleet type, size, and opportunity. This is followed with sales presentations at both the executive level and maintenance level.

The majority of our marketing effort since 2005 has been directed at targeting and gaining a foothold in one of several major target areas, including the inland marine diesel market, trucking, heavy construction and mining. Management concedes that sales revenues for the first six months of 2017, 2016, 2015 and several years prior have been considerably less than earlier anticipated. One of the issues we have faced in recent years has been the very long timeline from initial contact to contract signing subsequent to completion of an evaluation. Although we believe that many times in the past we have proven the benefits of EnerBurn, various evaluating companies have opted not to move forward for a variety of reasons which we believe were beyond our control.

Nevertheless, at both the Company and distributor level, we have recently completed or are proceeding with evaluations of EnerBurn in many field trials. As we continue to string together a series of positive evaluations in more industries, we should begin to see more business generated from such results. New trials are either in progress or should be commencing shortly.

With regard to the distribution of our products, we have engaged two primary distributors to sell our products, EnerGreen Technologies of Australia and Petro-Chem of Houston, Texas. In April 2017, we added a new distributor, Enerburn-Solutions, Inc., whose primary line of business is selling to auto and truck parts distribution companies.

Overall, we believe our pipeline of trials is stronger than any time in the Company’s past and we are confident that our recent trial successes will prove to be valuable in bringing new customers online by late 2017 or early 2018. While it remains to be seen if all will be successful, we believe the foregoing will lead to a significant increase in sales.

Liquidity and Capital Resources

On June 30, 2017, we had working capital deficit of ($7,338,000) and a stockholders’ deficit of ($7,176,000) compared to a working capital deficit of ($6,876,000) and stockholders’ deficit of ($6,713,000) on December 31, 2016. Our continuing deficit levels primarily stem from poor sales.

Net cash used in operating activities was $208,000 for the six months ended June 30, 2017, which was primarily due to a net loss of ($473,000), plus inventory of ($10,000) and prepaid expenses of ($29,000), offset by accounts payable of $20,000, accrued interest payable of $103,000 and accrued liabilities of $168,000. Net cash used in operating activities was $283,000 for the six months ended June 30, 2016, which was primarily due to a net loss of ($592,000), plus prepaid expenses of ($26,000), customer deposits of ($25,000) and accounts payable of ($10,000), offset by accounts receivable of $16,000, inventory of $12,000, accrued interest payable of $97,000 and accrued liabilities of $241,000.

Cash used in investing activities was $2,000 for the six months ended June 30, 2017 as compared to $500 for the six month period ended June 30, 2016.

Cash provided by financing activities was $211,000 for the six months ended June 30, 2017 which was comprised of $211,000 from proceeds from related party notes and advances as compared to cash provided by financing activities of $295,000 for six months ended June 30, 2016 which was comprised of proceeds from sales of stock of $11,000 and $284,000 from related party note payable and advances.

In the past, we have been able to finance our operations primarily from related party notes and advances. To date, sales have not been adequate to finance our operations without additional financing. During 2017 to date and in 2016, financing activities provided $211,000 and $295,000, respectively, for working capital from the proceeds from sales of common stock, loans and other advances.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues we will require additional investment to satisfy our contemplated cash requirements for the next 12 months. No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our costs and expenses over the next 12 months will be approximately $1.5 million. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated. This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy. Management expects that sales should show increases in the later part of 2017 and into 2018. No assurances can be made that we will be able to obtain required financial on terms acceptable to us or at all. Our contemplated cash requirements beyond 2017 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of June 30, 2017, such loans and advances from related parties total $2,413,000 as compared to $2,159,000 on December 31, 2016. Many of these loans are past due and certain others are due on demand. The Company does not expect any of such related parties to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such related parties demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company. The related party, who is a principal shareholder and director of the Company and has advanced most of the funds to date, has expressed his interest in converting the majority of his remaining loans to common stock at some point in the future, although there can be no assurance that such will be completed on terms acceptable to the Company.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company recognizes revenue at the point that an actual shipment is made to an outside customer, based on the customer’s purchase order. The Company, after evaluating the new guidance, has determined that it in no way affects the way the Company recognize revenues and that it will have no impact on its consolidated financial statementsfor the foreseeable future.

In July 2015, the FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory”, which simplifies the measurement of inventories valued under most methods. Under this new guidance, inventories valued under these methods would be valued at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. The new guidance is effective prospectively for fiscal periods starting after December 15, 2016 and early adoption is permitted. The Company has adopted this update and there is no material impact on its consolidated financial statements.

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

On March 30, 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation” which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public business entities, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption will be permitted in any interim or annual period for which financial statements have not yet been issued or have not been made available for issuance. If early adoption is elected, all amendments in the ASU that apply must be adopted in the same period. In addition, if early adoption is elected in an interim period, any adjustments should be reflected as of the beginning of the annual period that includes that interim period. The Company has adopted this update and there is no material impact on its consolidated financial statements.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION (Registrant)

Dated: August 21, 2017	By:	/s/ Gary B. Aman
Gary B. Aman
President and Acting Chief Executive Officer
(Principal Executive Officer)

Dated: August 21, 2017	By:	/s/ Richard B. Dicks
Richard B. Dicks
Chief Financial Officer
(Principal Financial Officer)

