Form 10-Q
period 2017-09-30
ENERTECK CORP
filed 2017-11-20
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______  to ______

Commission file number 0-31981

ENERTECK CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware	47-0929885
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

10701 Corporate Drive, Suite 150
Stafford, Texas	77477
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 31,153,543 outstanding as of November 20, 2017.

ENERTECK CORPORATION

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENERTECK CORPORATION

Index to Financial Information

Period Ended September 30, 2017

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash	$5,016	$6,372
Inventory	127,352	128,746
Receivables - trade, net	5,788	14,890
Employee advances	0	860
Representative advances	1,000	0
Prepaid expenses	25,751	11,801
Total current assets	164,907	162,669

Intellectual property	150,000	150,000
Website, net of accumulated amortization of $15,462 and $10,551 respectively	17,276	22,187
Property and equipment, net of accumulated depreciation of $ 365,340 and $364,293, respectively	3,358	1,998

Total assets	$335,541	$336,854

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$139,875	$175,405
Related party notes and advances	2,373,250	2,159,000
Accrued compensation	3,750,356	3,573,985
Accrued interest	1,191,723	1,034,861
Accrued liabilities - other	164,349	95,729
Total current liabilities	7,619,553	7,038,980

Deferred lease liability	8,665	11,148
Total liabilities	$7,628,218	$7,050,128

Commitments and contingencies Stockholders’ equity (deficit)
Preferred stock, $.001 par value, 100,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 100,000,000 shares authorized 31,153,543 and 30,653,543 shares issued and outstanding, respectively	$31,154	$30,654
Additional paid-in capital	28,095,786	27,981,469
Accumulated deficit	(35,419,617)	(34,725,397)
Total stockholders’ equity (deficit)	(7,292,677)	(6,713,274)

Total liabilities and stockholders’ equity (deficit)	$335,541	$336,854

The accompanying notes are integral part of these consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues	$58,799	$81,390	$242,247	$171,291
Cost of goods sold	12,124	14,094	37,434	30,589
Gross profit	$46,675	$67,296	$204,813	$140,702

General and administrative expenses:
Wages	$149,461	$135,510	$479,871	$537,176
Depreciation and amortization	2,036	1,871	5,958	5,650
Stock based compensation	4,251	1,072,127	14,818	1,072,127
Other selling, gen. & admin. exp.	59,497	120,206	234,326	283,517
Total expenses	$215,245	$1,329,714	$734,973	1,898,470

Operating loss	$(168,570)	$(1,262,418)	$(530,160)	$(1,757,768)

Interest income	$8	$1	$9	$3
Other income (expense)	923	(291)	(1,801)	(3)
Interest expense	(53,632)	(60,632)	(162,268)	(157,230)
Net loss	$(221,271)	$(1,323,340)	$(694,220)	$(1,914,998)

Net loss per share: basic and diluted	$(0.01)	$(0.04)	$(0.02)	$(0.06)

Weighted average shares outstanding:
Basic and diluted	31,035,895	30,728,541	30,706,967	30,694,534

The accompanying notes are integral part of these consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(694,220)	$(1,914,998)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	5,958	$5,650
Warrants and options issued and vested	14,818	1,072,127
Changes in operating assets and liabilities:
Accounts receivable	9,102	(20,557)
Receivable representatives	(1,000)	0
Employee advances	860	0
Inventory	1,394	24,967
Prepaid expenses	(13,950)	(12,021)
Customer deposits	0	(24,831)
Accounts payable	(35,530)	22,016
Accrued interest payable	156,862	159,256
Accrued liabilities	242,507	293,682
NET CASH USED IN OPERATING ACTIVITIES	$(313,199)	$(394,709)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(2,407)	$(541)
NET CASH FLOWS FROM INVESTING ACTIVITIES	$(2,407)	$(541)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	$100,000	$11,453
Proceeds from related party notes and advances	214,250	$384,000
NET CASH FROM FINANCING ACTIVITIES	$314,250	$395,453

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(1,356)	$203
Cash and cash equivalents, beginning of period	6,372	$10,025
Cash and cash equivalents, end of period	$5,016	$(10,228)
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are integral part of these consolidated financial statements.

ENERTECK CORPORATION and SUBSIDIARY,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of EnerTeck Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in EnerTeck’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2016 as reported in the Form 10-K have been omitted. In preparing the accompanying condensed unaudited interim consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed unaudited interim consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed, and the account is deemed uncollectible. Management has provided allowances for doubtful accounts of $51,000 as of September 30, 2017 and December 31, 2016, respectively.

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

Finished product amounted to approximately $55,000 and $17,000 at September 30, 2017 and December 31, 2016, respectively. The remaining $72,000 in inventory at September 30, 2017 is comprised of raw materials and material handling equipment.

NOTE 2 - INCOME (LOSS) PER COMMON SHARE

The basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders, by the weighted average number of common shares outstanding plus potential dilutive securities. The calculation of diluted weighted-average shares outstanding excludes 6,187,213 shares issuable upon the exercise of outstanding stock options and warrants because their effect would be anti-dilutive.

NOTE 3 - STOCKHOLDERS' EQUITY

During the third quarter of 2017, the Company issued 500,000 shares of common stock to two accredited investors for an aggregate of $100,000 received in a private placement offering of common stock at $0.20 per share. During the second quarter of 2016, the Company issued 71,676 shares of common stock to two accredited investors for an aggregate of $21,503 received in a private placement offering of common stock at $0.30 per share. Of such proceeds, $10,050 was received in the fourth quarter of 2015 and $11,453 was received in the first quarter of 2016.

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

There were no warrants granted or exercised for the nine months ended September 30, 2017. However, 166,667 warrants expired during the nine months ended September 30, 2017.

Warrants outstanding and exercisable as of September 30, 2017 are as follows:

		Weighted	Exercisable
	Number of	Average	Number of
Exercise Price	Warrants	Remaining Life	Warrants
$0.60	3,590,000	4.0	3,590,000
$0.75	100,000	4.1	100,000
$0.50	546,334	3.1	546,334
$0.30	750,000	4.4	750,000
	4,986,334		4,986,334

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

NOTE 5 – INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for nine months ended September 30, 2017 because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the nine months ended September 30, 2016 for this same reason.

The Company had a net deferred tax asset related to federal net operating loss carryforwards of approximately $23,000,000 at December 31, 2016. The federal net operating loss carryforward will begin to expire in 2023. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

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

On June 1, 2010, the Company entered into a $50,000 convertible promissory note with a shareholder/director which was due on June 1, 2013 and accrues interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock. The assignment of the conversion feature of the note resulted in a loan discount being recorded. The discount amount of $36,207 was fully amortized over the original thirty-six-month term of the debt as additional interest expense. This note is now overdue for payment.

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

During the nine months ended September 30, 2017, such shareholder/director contributed $214,250, to the Company which is expected to be applied to stock subscriptions to be issued at a future date. This amount has been recorded as additional notes payable.

Compensation Owed to Officers and Employees

As of September 30, 2017, and December 31, 2016, the Company owed approximately $3.8 million and $3.5 million, respectively, to its chief executive officer and other employees of the Company. The CEO and employees agreed to salary deferrals pending available resources to make such payments.

Related Party Transactions

One of the Company’s shareholders owns 100% of BATL Trading, Inc. and BATL Bioenergy, LLC, which are distributors of EnerBurn. There was no activity with BATL Trading, Inc. during 2017 and 2016. During 2017 and 2016 the Company received from sales to BATL Bioenergy, LLC approximately $78,750 and $-0- to distribute EnerBurn.

One of the Company’s shareholders owns 100% of Petro-Chem Industries, Inc., which is a distributor of EnerBurn. During 2017 and 2016 the Company received from sales to Petro-Chem Industries, Inc. approximately $59,400 and $83,000 to distribute EnerBurn.

One of the Company’s employees owns 15% of EnerTeck Environmental, LLC, which is the owner of the Company’s PEx unit and partners with the Company for the sale and use of the PEx unit for marine purposes only. There was no activity with EnerTeck Environmental, LLC during the first nine months of 2017 or during 2016.

Several of the Company’s shareholders and employees are distributors of EnerBurn. During 2017 and 2016 the Company received from these individuals approximately $0 and $16,000 to distribute EnerBurn.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Office Lease

EnerTeck leases office space under a non-cancelable operating lease. Future minimum rentals due under the non-cancelable operating lease with an original maturity of at least one-year are approximately as follow:

2018	54,000
2019	36,000
Total	$90,000

This lease provides for a rent-free period as well as increasing rental payments. In accordance with generally accepted accounting principles, rent expense for financial statement purposes is being recognized on a straight-line basis over the lease term. A deferred lease liability arises from the timing difference in the recognition of rent expense and the actual payment of rent.

Rent expense for the periods ended September 30, 2017 and 2016 totaled $38,122 and $38,347, respectively.

Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended September 30, 2017 and 2016, the Company incurred recurring net losses of approximately $221,000 and $1,323,000, respectively. During the nine months ended September 30, 2017 and 2016, the Company incurred recurring net losses of approximately $694,000 and $1,915,000, respectively. Further, most of the Company’s notes payable are overdue and payment may be demanded at any time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Currently, it is expected that the majority of the advances listed earlier under notes and advances will be converted to stock at a rate of $0.20 per share or approximately 5 million additional shares. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company, after evaluating the new guidance to determine the impact, believes that it will not have a material impact on its consolidated financial statementsother than increased financial statement disclosures.

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

Results of Operations

Revenues

We recorded sales revenues of $59,000 and $242,000 for the three months and nine months ended September 30, 2017 compared to sales revenues of $81,000 and $171,000 for the three and nine months ended September 30, 2016. The increase in revenues for the nine months ended September 30, 2017 compared to the prior year period was primarily due to the change in marketing focus as compared to that of the early part of 2016 and in prior years. Testing is either underway or completed with several potential customers and in new areas with existing customers, more sales should occur.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $47,000 or 79.4% and $205,000 or 84.5% of sales for the three and nine month periods ended September 30, 2017, as compared to $67,000 or 85.3% and $141,000 or 82.1% of sales for the three and nine month periods ended September 30, 2016. As our overall volumes increase, we feel confident that there will be an improvement in the gross profit percentage as our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $12,000 and $37,000 for the three and nine-month periods ended September 30, 2017, which represented 20.6% and 15.5% of revenues as compared to $14,000 and $31,000 for the three and nine month periods ended September 30, 2016 which represented 17.3% and 17.9% of revenues.

Costs and Expenses

Operating expenses were $215,000 for the three months and $735,000 for the nine months ended September 30, 2017 as compared to $1,330,000 for the three months and $1,898,000 for the nine months ended September 30, 2016. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses, although the Company incurred a non-cash charge of $1,072,000 in the three and nine months ended September 30, 2016 for non-cash compensation which primarily accounted for the increased operating expenses in the nine months ended September 30, 2016 compared to the comparable period of 2017.

Net Loss

We reported a net loss of $221,000 during the three months and $694,000 for the nine months ended September 30, 2017, as compared to net losses of $1,323,000 for the three months and $1,915,000 for the nine months ended September 30, 2016. We believe that current sales activity will increase for the remainder of the 2017 calendar year due to the success of certain recently completed testing and negotiations for and with new customers, which should help reduce net losses in future periods.

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

Liquidity and Capital Resources

On September 30, 2017, we had working capital deficit of ($7,455,000) and a stockholders’ deficit of ($7,293,000) compared to a working capital deficit of ($6,876,000) and stockholders’ deficit of ($6,713,000) on December 31, 2016.

In the past, we have been able to finance our operations primarily from related party notes and advances. To date, sales have not been adequate to finance our operations without additional financing. During the nine months ended September 30, 2017 and during the 2016 calendar year, financing activities provided $314,000 and $450,000, respectively, for working capital from the proceeds from sales of common stock, loans and other advances.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues we will require additional investment to satisfy our contemplated cash requirements for the next 12 months. No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our cash outlay over the next 12 months will be approximately $1.5 million, which is a combination of requirements for raw material inventory acquisition, blending and packaging cost of finishing goods, along with normal wages and general and administrative expenses. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated. This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy. Management expects that sales should show increases in the later part of 2017 and into 2018. No assurances can be made that we will be able to obtain required financial on terms acceptable to us or at all. Our contemplated cash requirements beyond 2017 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of September 30, 2017, such loans and advances from related parties total $2,416,000 as compared to $2,159,000 on December 31, 2016. Many of these loans are past due and certain others are due on demand. The Company does not expect any of such related parties to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such related parties demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company. The related party, who is a principal shareholder and director of the Company and has advanced most of the funds to date, has expressed his interest in converting the majority of his remaining loans to common stock at some point in the future, although there can be no assurance that such will be completed on terms acceptable to the Company.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company recognizes revenue at the point that an actual shipment is made to an outside customer, based on the customer’s purchase order. The Company, after evaluating the new guidance to determine the impact, believes that it will not have a material impact on its consolidated financial statementsother than increased financial statement disclosures.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2017, we issued 500,000 shares of common stock to two accredited investors for an aggregate of $100,000 received in a private placement offering of common stock at $0.20 per share. These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION (Registrant)

Dated: November 20, 2017	By:	/s/ Gary B. Aman
Gary B. Aman, President and Acting Chief Executive Officer (Principal Executive Officer)

Dated: November 20, 2017	By:	/s/ Richard B. Dicks
Richard B. Dicks, Chief Financial Officer (Principal Financial Officer)

