Form 10-K
period 2017-12-31
ENERTECK CORP
filed 2018-04-17
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (15,286,078) as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,751,000. The number of shares outstanding of the Common Stock ($.001 par value) of the registrant as of the close of business on April 16, 2018 was 36,380,690.

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

A substantial portion of 2016 and 2017 was spent redirecting our marketing emphasis for our primary product, EnerBurn, to solidify our major customers and expanding to newer, more innovative areas. As such, we have created marketing alliances domestically and internationally with outside marketing groups, including Petro-Chem Industries Inc. a marketing firm based in Houston, working in both the domestic and foreign markets. In addition, we have other groups currently under negotiation.

As indicated above, since the first quarter of 2011, we have owned a 40% membership interest in an entity called EnerTeck Environmental, LLC (“EnerTeck Environmental”), which was formed for the purpose of marketing and selling a diesel fuel emission reduction technology with the creators of such specific technology. EnerTeck Environmental was formed as a joint venture with Indian Nation Technologies, LLC (“Indian Nation”) located in Comanche, Oklahoma for the testing and manufacture of an innovative new type of environmental equipment for the remediation of diesel engine emissions for diesel engines in the marine industry. This company is presently inactive with no business operations.

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

Diesel Fuel and the Environment

Diesel fuel is the most cost-effective fuel/engine technology available for heavy-duty industrial and vehicle service. However, environmentally it needs dramatic improvement. Governments worldwide are legislating specifications regarding the fuel itself and diesel engine design.

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

EnerBurn Volumetric Proportioning Injector Equipment (VPI)

Volumetric proportioning injection equipment is used to deliver proper dosage ratios of EnerBurn to the diesel fuel and are typically offered to our customers in support of an EnerBurn sale. Three equipment vendors supply additive injection equipment to us that is either installed at a bulk fueling depot or onboard the vehicle or vessel.

Product Testing

Southwest Research Institute

The Southwest Research Institute (“SWRI”) of San Antonio, Texas has extensively tested the EnerBurn technology. SWRI is one of the oldest and largest independent, nonprofit, applied research and development organizations in the United States. It has over 2,500 employees who perform contract work for industry and government clients.

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

•	An EnerBurn proof of performance demonstration of a long-haul truck fleet began in August of 1998. The number of trucks treated with EnerBurn exceeded 3,000-Century Class Freightliners, most of that were equipped with Caterpillar or similar type engines. This company’s measurable fuel savings averaged 10.4% over a 3 plus year period while using EnerBurn, resulting in annual fuel savings in excess of $6.5 million. In addition, the company’s maintenance department observed significant reductions in metal loss in crankcase wear-parts, although they did not attempt to quantify the value of this phenomenon.

•	A fleet of 24 three-year-old 1400 horsepower Morrison Knudson MK1500 locomotives with Caterpillar 3512 diesel engines were used for a 12-month proof of performance demonstration of the effectiveness of EnerBurn. This demonstration started on July 1, 1999 and clearly documented a 10.8% reduction in fuel consumption and a 9.5% reduction in Brake Specific Fuel Consumption (“BSFC”). The demonstration also reflected a significant reduction in engine wear, confirmed by a 56% reduction in copper content of the lube oil.

•	Three maritime vessels were selected from a large fleet, based on size and typical routes for accessibility of regular fueling at this company’s bulk fueling barge. A proof of performance protocol was developed under the guidance and supervision of this company’s management. The base line demonstration commenced on July 11, 2001 and the final demonstration was performed on February 28, 2002. One of the three demonstration vessels represented an untreated placebo; two were treated with EnerBurn. The two treated vessels exhibited a measured reduction in fuel consumption of 7% and 9.9%, while the untreated placebo experienced nearly a 10% increase in fuel consumption. Additionally, five vessels with different diesel engines were selected for proof of performance under the same protocols yielding results in excess of 10% in fuel savings, significant reductions in opacity, from 33%-86%, reductions of NOx emissions between 11% and 20%.

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

Domestic Distillate Fuel Consumption

Based on further EIA published data, the following table* depicts domestic distillate fuel oil consumption by end use for 2016.

Energy Use	2016 (Million Gallons)

U.S. Total	60,763
Residential	3,221
Commercial	2,417
Industrial	2,018
Oil Company	883
Farm	3,458
Electric Power	470
Railroad	3,482
Vessel Bunkering	2,245
On-Highway	40,245
Military	110
Off-Highway	2,214

___________

* Sources: Energy Information Administration’s “Fuel Oil and Kerosene Sales 2016,” published December 2017. Totals may not equal sum of components due to independent rounding.

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

As indicated above, we have created marketing alliances both domestically and internationally with two marketing groups, including Petro-Chem Industries, which has entered into a Reseller and Market Development Agreement with us. Petro-Chem, intends to sell EnerBurn, injection equipment and emissions control systems to industrial, government and related customers, and has tested EnerBurn for fuel efficiency and emissions control products.

EnerBurn Technology

Since July 2006, we have owned the EnerBurn formulas, technology and associated assets which were acquired under an Asset Purchase Agreement pursuant to which we acquired the rights with respect to the liquid diesel motor vehicle fuel additives known as EC5805A and EC5931A products (the “Products”) as well as its rights to certain intellectual property and technology associated with the Products. In connection with the purchase, we granted the seller of the Products a non-exclusive, fully paid, perpetual, non-revocable, royalty-free, assignable license, to manufacture, market and sell a certain product known as “Thermoboost II”, which has the same chemical formulation as one of the Products and which is used exclusively in-home heating oil.

Manufacturing

The acquisition of the EnerBurn formulas, technology and associated assets has provided us the ability to transform our business from a sales organization to a fully integrated manufacturer and distributor of EnerBurn. We subsequently moved our principal manufacturing operation to ChemJet Chemicals in Conroe, Texas, with a second company, J. T. Enterprises of Tyler, Texas as our backup manufacturing facility. We have agreed to supply certain tanks and related equipment and raw materials to be used by J. T. Enterprise to manufacture, blend and package the EnerBurn product, and both Magna Blend and J. T. Enterprises have agreed to provide their manufacturing, blending and packaging services on a commercially reasonably prompt basis according to the specifications received from and required by us. For such services, we have agreed to pay each its fees pursuant to an agreed upon fee schedule.

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

Many of our competitors have been in business longer than we have, have significantly greater financial, technical, and other resources, or greater name recognition. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Competition could negatively impact our business. Competitive pressures could cause us to lose market share or to reduce the price of its products, either of which could harm its business, financial condition and operating results.

Management believes that the principal competitive factors in the Company’s market include the:

•	effectiveness of the product;
•	cost;
•	proprietary technology;
•	ease of use; and
•	quality of customer service and support.

Government Regulation - Fuel Additive Registration

We need to comply with registration requirements for each geographic jurisdiction in which it sells EnerBurn. On January 21, 2001, the US Environmental Protection Agency, pursuant to the Environmental Protection Act (the “Act”) (40 CFR 79.23) issued permit number EC 5805A in connection with the use of EnerBurn. This registration allows EnerBurn to be used anywhere in the United States for highway use in all over-the-road diesel applications. Additionally, on March 30, 2004, we received a second EPA permit, permit number EC 5931A in connection with the use of EnerBurn. This registration allows EC 5931A to be used anywhere in the United States for use in all diesel applications. Under these registrations, we have pass through rights from the formulator, blender and supplier to sell EnerBurn in on-road applications. However, there are provisions in the Act under which the EPA could require further testing. The EPA has not exercised these provisions yet for any additive. Internationally, we intend to seek registration in other countries as we develop market opportunities.

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

OUR ABILITY TO CONTINUE AS A GOING CONCERN. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the years ended December 31, 2017 and 2016, the Company incurred recurring net losses of $937,000 and $2,366,000, respectively. In addition, at December 31, 2017, the Company has an accumulated deficit of $35,662,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis. Management concedes that sales revenues for 2017 and 2016 and for years prior have been considerably less than earlier anticipated primarily due to circumstances which we are making a continued effort to correct. Management expected that construction, mining, railroad and trucking sales would show significant increases in 2017 over what has been generated in the past. That has not materialized, as of yet. Delays in the completion of long term client demonstrations for several extremely large new clients which were initially intended to be completed during 2016 and 2017, have caused problems which have been very hard to overcome. On the upside, testing is underway for several large new domestic clients of our principal domestic distributor, which look extremely promising to date. Other tests are however finally close to completion. While it remains to be seen if all will be successful, we believe that the final results will be in our favor and that the Company will show significant improvement over the next two years.

The Company has been able to generate working capital in the past through private placements and issuing promissory notes and believes that these avenues will remain available to the Company if additional financing is necessary. No assurance can be made that any of these efforts will be successful.

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, AND WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES AND OUR FINANCIAL RESULTS. For the years ended December 31, 2017 and 2016, we generated revenues of $233,000 and $201,000, respectively, and incurred net losses of $937,000 and $2,366,000, respectively. Continued failure to increase our revenues significantly will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to maintain its current improvement, or our operating expenses exceed our expectations, our operating results will suffer. If we are unable to sell our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis, new products from which we can derive additional revenues, our financial results will suffer.

THE ENERBURN TECHNOLOGY HAS NOT GAINED MARKET ACCEPTANCE, NOR DO WE KNOW WHETHER A MARKET WILL DEVELOP FOR IT IN THE FORESEEABLE FUTURE TO GENERATE ANY MEANINGFUL REVENUES. The EnerBurn technology has received only limited market acceptance and we have not generated any significant sales. Although ever growing concerns and regulation regarding the environment and pollution has increased interest in environmentally friendly products generally, the engine treatment and fuel additive market remains an evolving market. The EnerBurn technology competes with more established companies such as Lubrizol Corporation, Chevron Oronite Company (a subsidiary of Chevron Corporation), Octel Corp., Clean Diesel Technologies, Inc. and Ethyl Corporation, as well as other companies whose products or services alter, modify or adapt diesel engines to increase their fuel efficiency and reduce pollutants. Acceptance of EnerBurn as an alternative to such traditional products and/or services depends upon a number of factors including:

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

OUR SALES PROCESS IS COSTLY AND TIME CONSUMING WHICH DECREASES OUR ABILITY TO IMPACT SALES. In order to impact EnerBurn sales, we must prove to a potential customer that the use of our product is specifically beneficial to and cost effective for that potential customer. We accomplish this by conducting proof of performance demonstrations. Our supplier, our sales agent and/or we bear the cost to provide the personnel to do the monitoring and analyzing of compiled data. However, the potential customer must bear the cost of the EnerBurn and equipment used during the trial period. We cannot assure you that we will be able to convince potential customers to undertake this expense and affect a significant number of sales. Furthermore, we cannot assure you that the results of a specific proof of performance demonstration will prove that the use of EnerBurn will be beneficial to that specific potential customer, or if beneficial, that the potential customer will purchase EnerBurn. If, after conducting the proof of performance demonstration, the potential customer does not purchase our product, we will have wasted the time and the cost of providing personnel to the proof of performance demonstration.

WE FACE INTENSE COMPETITION AND MAY NOT HAVE THE FINANCIAL AND HUMAN RESOURCES NECESSARY TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGES WHICH MAY RESULT IN OUR TECHNOLOGY BECOMING OBSOLETE. The diesel fuel additive business and related anti-pollutant businesses are subject to rapid technological change, especially due to environmental protection regulations, and subject to intense competition. We compete with both established companies and a significant number of startup enterprises. We face competition from producers and/or distributors of other diesel fuel additives (such as Lubrizol Corporation, Chevron Oronite Company, Octel Corp., Clean Diesel Technologies, Inc. and Ethyl Corporation), from producers of alternative mechanical technologies (such as Algae-X International, Diesel craft, Emission Controls Corp. and JAMS Turbo, Inc.) and from alternative fuels (such as bio-diesel fuel and liquefied natural gas) all targeting the same markets and claiming increased fuel economy, and/or a decrease in toxic emissions and/or a reduction in engine wear. Most of our competitors have substantially greater financial and marketing resources than we do and may independently develop superior technologies which may result in our technology becoming less competitive or obsolete. We may not be able to keep pace with this change. If we cannot keep up with these advances in a timely manner, we will be unable to compete in our chosen markets.

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

FAILURE TO PROPERLY MANAGE OUR GROWTH POTENTIAL WOULD BE DETRIMENTAL TO HOLDERS OF OUR SECURITIES. Since we have limited operating history, any significant growth will place considerable strain on our financial resources and increase demands on our management and on our operational and administrative systems, controls and other resources. There can be no assurance that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employees and maintain close coordination among our technical, accounting, finance, marketing, sales and editorial staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. We may fail to adequately manage our anticipated future growth. We will also need to continue to attract, retain and integrate personnel in all aspects of our operations. Failure to manage our growth effectively could hurt our business.

WE ARE RELIANT UPON THIRD-PARTY MANUFACTURERS FOR OUR PRODUCTS; ANY PROBLEMS THEY ENCOUNTER WILL DETRIMENTALLY IMPACT OUR BUSINESS. The manufacturing of our products is undertaken by third-party manufacturers. There can be no assurance that such manufacturers will be reliable in meeting delivery schedules, or that such manufacturers will not experience their own financial difficulties or encounter other problems which could detrimentally impact our business. In the event we need to secure other manufacturers, there can be no assurance that we will be able to secure such arrangements on terms acceptable to the Company.

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

RELATED PARTY NOTES AND ADVANCES PRESENT A SIGNIFICANT RISK. Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of December 31, 2017, such loans and advances from related parties total $2,424,250, although subsequent to the year ended December 31, 2017, 5,227,147 shares of common stock were issued in full satisfaction and discharge of $1,044,250 of these advances and contributions. All the remaining notes and advances are past due. Although the Company does not expect any of such lenders to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This presents a significant risk to the Company in that in the event any of such lenders demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

Risks Related To Our Common Stock

WE HAVE ISSUED A SUBSTANTIAL NUMBER OF WARRANTS TO PURCHASE OUR COMMON STOCK WHICH WILL RESULT IN SUBSTANTIAL DILUTION TO THE OWNERSHIP INTERESTS OF OUR EXISTING SHAREHOLDERS. As of December 31, 2017, we had 31,153,543 shares of common stock outstanding, and as of April 16, 2018, we had 36,380,690 shares of common stock outstanding. Up to an additional 4,986,334 shares are issuable upon the exercise of the warrants currently outstanding and up to 1,200,879 shares are issuable upon exercise of options currently outstanding. The exercise of all of these warrants and options would substantially dilute the ownership interests of our existing shareholders. Further, the potential conversion of outstanding convertible notes payable would have a significant impact on the total number of shares outstanding if converted.

WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE. We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future.

THE TRADING PRICE OF OUR COMMON STOCK MAY BE VOLATILE. The market price of our common stock, which trades over-the-counter, has, in the past, fluctuated over time and may in the future be volatile. The trading price may be affected by a number of factors including the risk factors set forth in this report as well as our operating results, financial condition, announcements of innovations or new products by us or our competitors, general conditions in the market place, and other events or factors which may be unrelated to our operating performance. Thus, the price at which shares of our common stock may trade from time to time may not reflect the actual value of our business or the actual value of our common stock. Furthermore, the stock market generally and the market for stocks of companies with lower market capitalizations, like us, have from time-to-time experienced, and likely will again experience significant price and volume fluctuations that are unrelated to the operating performance of a particular company

POTENTIAL FUTURE SALES PURSUANT TO RULE 144. Many of the shares of Common Stock presently held by management and others are “restricted securities” as that term is defined in Rule 144, promulgated under the Securities Act. Under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a certain holding period, may, under certain circumstances sell such shares or a portion of such shares. Such holding periods have already been satisfied in many instances. Therefore, actual sales or the prospect of sales of such shares under Rule 144 in the future may depress the prices of the Company’s securities.

OUR COMMON STOCK IS A PENNY STOCK. Our Common Stock is classified as a penny stock, which trades over-the-counter. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common Stock. In addition, the “penny stock” rules adopted by the Securities and Exchange Commission subject the sale of the shares of the Common Stock to certain regulations which impose sales practice requirements on broker-dealers. For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer’s account by obtaining information concerning the customer’s financial situation, investment experience and investment objectives. The broker-dealer must also make the determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission’s rules may result in the limitation of the number of potential purchasers of the shares of the Common Stock. In addition, the additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market of the Company’s Common Stock.

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

Item 2. Properties.

We do not own any real estate. We lease approximately 2,722 square feet of space for our executive offices at 10701 Corporate Drive, Suite No. 150, Stafford, Texas. Such lease, which commenced on February 1, 2001, had an original term of three years and has been extended to August 31, 2019. Rent expense for the years ended December 31, 2017 and December 31, 2016 totaled approximately $51,000 for each year. Management believes that the current facility is adequate for the foreseeable future.

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

Year ended December 31, 2016:	High	Low
Jan. 1, 2016 to March 31, 2016	$0.36	$0.26
April l, 2016 to June 30, 2016	$0.31	$0.20
July 1, 2016 to Sept. 30, 2016	$0.30	$0.14
Oct. 1, 2016 to Dec. 31, 2016	$0.25	$0.10

Year ended December 31, 2017:	High	Low
Jan. 1, 2017 to March 31, 2017	$0.25	$0.11
April l, 2017 to June 30, 2017	$0.22	$0.10
July 1, 2017 to Sept. 30, 2017	$0.23	$0.13
Oct. 1, 2017 to Dec. 31, 2017	$0.18	$0.12

Holders

As of December 31, 2017, there were approximately 942 stockholders of record of the Company’s Common Stock. This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal years ended December 31, 2016 and 2017 that were not registered under the Securities Act of 1933, as amended:

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

During the third quarter of 2016, we extended the expiration dates of (i) warrants issued in 2011 to acquire 3,690,000 shares of the Company’s common stock, with exercise prices ranging from $0.60 to $0.75 per share, and (ii) options issued in 2011 to acquire 225,001 shares of the Company’s common stock with exercise prices at $0.60 per share. Such warrants and options were to have expired in 2016. Such expiration dates have been extended for a period of five years from their original expiration dates.

During the fourth quarter of 2016, we issued warrants to each of the three current directors of the Company to acquire 250,000 shares each of the Company’s common stock. The warrants have an exercise price of $0.30 per share and expire in five years from their issue date.

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

Equity Compensation Plan Information

Information regarding equity compensations plans, as of December 31, 2017, is set forth in the table below:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,200,879	(1)	$0.38	49,121	(1)

Equity compensation plans not approved by security holders	4,986,334	(2)	$0.56	N/A

Total	6,187,213		$0.51	N/A

____________

(1)	Represents shares underlying the 2003 Employee Stock Option Plan.

(2)	Represents shares underlying the individual grant of warrants.

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

During 2011, we acquired a 40% membership interest in an entity called EnerTeck Environmental, LLC, which was formed for the purpose of marketing and selling a diesel fuel emission reduction technology with the creators of such specific technology.

Results of Operations

Revenues

We recognized revenues of $233,000 for the year ended December 31, 2017, compared to revenues of $201,000 for the year ended December 31, 2016, an increase in revenues of $32,000. The primary source of revenue for the years ended December 31, 2017 and 2016 was from the sale of EnerBurn to oilfield service, heavy construction and maritime industries. The price levels of product sold in 2017 was relatively comparable to pricing in 2016. This low level in revenues can be traced primarily to delays in completion of important product testing projects and a related lack of new customers. As testing is either underway or completed with several potential new customers and in new areas with existing customers, more sales should occur. It is expected that sales should show significant increases throughout 2018.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $187,000 or 80.3% of sales for the year ended December 31, 2017, compared to $167,000 or 83.1% of sales for the year ended December 31, 2016. As our overall volumes increase, we feel confident that there will be an improvement in the gross profit percentage as our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $45,000 for the 2017 calendar year which represented 19.7% of revenues compared to $34,000 for the 2016 calendar year which represented 16.9% of revenues. Cost of goods sold as a percentage of revenues primarily reflects a level virtually equal to that of the prior year. We have owned the EnerBurn technology and associated assets since its purchase in July 2006. Although our actual manufacturing function is performed for us by an unrelated third party under contract to us, we should continue to realize better gross margins through the manufacturing of our product lines, compared to those we achieved in the past when we purchased all of our products from an outside vendor.

Cost and Expenses

Costs and expenses for operations decreased to $862,000 for the year ended December 31, 2017 from $2,335,000 for the year ended December 31, 2016, a decrease of $1,473,000, due principally to a decrease of $1,217,000 in stock-based compensation together with decreases in wages, selling and G&A expenses.

Net Loss

Total net loss for the year ended December 31, 2017, was $937,000 as compared to a total net loss of $2,366,000 for the year ended December 31, 2016. This amounts to a decrease in net loss for the year ended December 31, 2017 of $1,429,000 as compared with the year ended December 31, 2016. It should be noted that $1,236,000 of additional loss for 2016 related directly to the five-year extension of options and warrants for existing employees, officers, directors and investors which were otherwise scheduled to expire during 2016. This was done to reward such individuals whose efforts have allowed us to survive over the last few years. While sales have increased slightly in 2017 compared to the prior year, there was a decrease in selling and administrative expenses compared with the prior year which was offset the loss taken for the extension of the securities mentioned here. Net income in the future will depend upon our ability to successfully complete testing in our projected new markets and successfully completing the sales effort with these potential new customers. Our gross margin resulting from our manufacturing of our products should help us in our ability to hopefully become profitable at some time in the future.

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

The majority of our marketing effort since 2005 has been directed at targeting and gaining a foothold in one of several major target areas, including the inland marine diesel market, trucking, heavy construction and mining. Management concedes that sales revenues for 2017 and prior years have been considerably less than earlier anticipated. One of the issues we have faced in recent years has been the very long timeline from initial contact to contract signing subsequent to completion of an evaluation. Although we believe that many times in the past we have proven the benefits of EnerBurn, various evaluating companies have opted not to move forward for a variety of reasons which we believe were beyond our control.

Nevertheless, at both the Company and distributor level, we have recently completed or are proceeding with evaluations of EnerBurn in many field trials. As we continue to string together a series of positive evaluations in more industries, we should begin to see more business generated from such results. New trials are either in progress or should be commencing shortly.

Capital Resources

On December 31, 2017, we had working capital deficit of $6,540,000 and stockholders’ deficit of $7,531,000 compared to working capital deficit of $6,876,000 and stockholders’ deficit of $6,713,000 on December 31, 2016. Our continuing deficit levels are primarily due to from poor sales. On December 31, 2017, the Company had $19,000 in cash, total assets of $352,000 and total liabilities of $7,883,000, compared to $6,000 in cash, total assets of $337,000 and total liabilities of $7,050,000 on December 31, 2016.

Net cash used in operating activities was $305,000 for the year ended December 31, 2017, which was primarily due to a net loss of $937,000 for the year ended December 31, 2017. Non-cash components of this loss included depreciation and amortization of $8,000, stock based compensation of $19,000, accrued interest expense of $211,000 and wages and other accrued liabilities of $311,000, increases in customer deposits of $88,000 and increases in prepaid expenses of $45,000 offset by decreases in accounts payable of $45,000 and $5,000 in various receivables.

Net cash used in operating activities was $454,000 for the year ended December 31, 2016, which was primarily due to a net loss of $2,366,000 for the year ended December 31, 2016. Non-cash components of this loss included depreciation and amortization of $16,000, stock-based compensation of $1,236,000, accrued interest expense of $209,000 and wages and other accrued liabilities of $409,000 offset a decrease accounts payable of $6,000, an increase of $25,000 in accounts receivable, decreases in customer deposits of $25,000, inventory of $31,000, and prepaid expenses of $19,000.

Cash used in investing activities were minimal with $2,000 for the year ended December 31, 2017 compared to cash used in investing activities of $1,000 for the year ended December 31, 2016, all of which was for office equipment.

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. Cash provided by financing activities was $320,000 for the year ended December 31, 2017. This is mainly from the proceeds from the sale of common stock of $100,000 and advances for the purchase of shares of common stock of $265,000, all of which have subsequently been issued. This is compared to cash provided by financing activities of $450,000 for the year ended December 31, 2016, which was from the proceeds from the sale of common stock of $11,000 and advances for the purchase of shares of common stock of $439,000.

Other than the foregoing, there were 750,000 warrants granted to the Board of Directors during 2016. No additional warrants were issued during 2017 and no warrants were exercised for the years ended December 31, 2017 and 2016. Due to the extension of all warrants previously set to expire during 2016, which was approved by the Board of Directors in September 2016, no warrants expired for the years ended December 31, 2017 and 2016, respectively. All warrants so effected were extended five additional years from their original expiration date at their original strike prices and terms.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues, we will require additional investment to satisfy our contemplated cash requirements for the next 12 months. No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated. This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy. Management expects that sales should show increases in 2018. No assurances can be made that we will be able to obtain required financial on terms acceptable to us or at all. Our contemplated cash requirements beyond 2017 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of December 31, 2017, such loans and advances from related parties total $2,424,000 as compared to $2,159,000 for the previous year. Subsequent to the year ended December 31, 2017, 5,227,147 shares of common stock were issued in full satisfaction and discharge of $1,044,250 of these advances and contributions. All of the remaining notes and advances are past due. The Company does not expect any of such related parties to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such related parties demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

Inflation has not significantly impacted the Company’s operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

We also issue equity awards to nonemployees. The fair value of these option awards is estimated when the award recipient completes the contracted professional services. We recognize expense for the estimated total value of the awards during the period from their issuance until performance completion, at which time the estimated expense is adjusted to the final value of the award as measured at performance completion. Forfeitures of any options are accounted for as they occur.

We value warrant and option awards using the Black-Scholes option pricing model. Stock options and warrants expire on the dates designated in the instrument. The Board has agreed and can agree in the future to issue replacement options and warrants, on a case by case basis, if they so determine, that to be appropriate at the time however there is no set policy in place to do so.

Fair value measurements

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. The valuation techniques require inputs that are categorized using a three-level hierarchy, from highest to lowest level of observable inputs, as follows: (1) significant observable inputs, including unadjusted quoted prices for identical assets or liabilities in active markets (“Level 1”), (2) significant other observable inputs, including direct or indirect market data for similar assets or liabilities in active markets or identical assets or liabilities in less active markets (“Level 2”) and (3) significant unobservable inputs, including those that require considerable judgment for which there is little or no market data (“Level 3”). When multiple input levels are required for a valuation, we categorize the entire fair value measurement according to the lowest level of input that is significant to the measurement even though other significant inputs that are more readily observable may have also utilized.

Our consolidated financial instruments recorded on the balance sheet include cash and cash equivalents, trade receivables and trade payables. The carrying amounts approximate fair value because of the short-term nature of these items.

Going Concern

In accordance with ASC Subtopic 205-40, Going Concern, management evaluates whether relevant conditions and events that, when considered in the aggregate, indicate that it is probable we will be unable to meet our obligations as they become due within one year after the date that the financial statements are issued. When relevant conditions or events, considered in the aggregate, initially indicate that it is probable that we will be unable to meet our obligations as they become due within one year after the date that the consolidated financial statements are issued (and therefore they raise substantial doubt about our ability to continue as a going concern), management evaluates whether its plans that are intended to mitigate those conditions and events, when implemented, will alleviate substantial doubt about our ability to continue as a going concern. Management’s plans are considered only to the extent that 1) it is probable that the plans will be effectively implemented and 2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the years ended December 31, 2017 and 2016, we incurred recurring net losses of $937,000 and $2,366,000, respectively. Further, most of our notes payable are overdue and payment may be demanded at any time. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. We have been able to obtain cash in the past through private placements and issuing promissory notes and we believe that these avenues will remain available to us. Management believes that these financings are probable of occurring and mitigating the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs 12 months from the issuance of the consolidated financial statements. No assurance can be made that these efforts will be successful.

Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company, after evaluating the new guidance to determine the impact, believes that it will have no impact on its consolidated financial statements other than increased financial statement disclosures.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(a) On November 2, 2017, the Company dismissed Briggs & Veselka Co. (“Briggs & Veselka”) as the principal independent accountants of the Company. Briggs & Veselka has served as the Company’s principal independent accountants since January 23, 2017. The decision to dismiss Briggs & Veselka as the Company’s principal independent accountants was approved by the Company’s Board of Directors.

The report issued by the Company’s former principal accountants on the Company’s financial statements for the past year did not contain an adverse opinion or a disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s most recent fiscal year and any subsequent interim period preceding the dismissal, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

During the Company’s most recent fiscal year and any subsequent interim period preceding the date of dismissal, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

(b) Effective as of November 2, 2017, the Company engaged Weaver and Tidwell, L.L.P. (“Weaver and Tidwell”) as its independent registered public accounting firm to audit the financial statements of the Company. The decision to engage Weaver and Tidwell as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and any subsequent period prior to engaging Weaver and Tidwell, the Company has not consulted with Weaver and Tidwell regarding either: (i) application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that Weaver and Tidwell concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Regulation S-K, Item 304(a)(1)(iv) and the related instructions) or reportable event (as defined in Regulation S-K, Item 304(a)(1)(v)).

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Despite these controls, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies, like us, face additional limitations. Smaller reporting companies employ fewer individuals and can find it difficult to employ resources for complicated transactions and effective risk management. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2017. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies: (i) all accounting functions are performed by limited accounting personnel; (ii) lack of formalized controls in the financial close process; (iii) general lack of knowledge of generally accepted accounting principles; and (iv) review of monthly, quarterly and yearly consolidated financial statements was not performed at a sufficient level of precision and specificity in order to detect material errors in the financial statements.

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

Despite the existence of the material weaknesses above, we believe that our consolidated financial statements contained in this Form 10-K fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

Material Weakness

In connection with our annual audit for the year ended December 31, 2017, management determined that controls as described above constitute material weaknesses in disclosure controls and internal control over financial reporting. As a result, it was determined that a control deficiency that constitutes a material weakness in the design and operation of our internal control over financial reporting was present. Management believes that these material weaknesses did not have an effect on our financial results. However, management believes that the lack of these items results in ineffective internal controls, which could result in a material misstatement in our financial statements in future periods. Due to our size and nature, segregation of duties within our internal control system may not always be possible or economically feasible. Likewise, we may not be able to engage sufficient resources to enable us to have adequate staff and supervision within our accounting function.

Remediation

We intend to actively plan for and implement control procedures to improve our overall control environment including but not limited to documenting necessary internal control policies and developing and delivering appropriate internal control training to our personnel. Due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, as well as our limited cash resources, no assurance can be given as to the timing of achievement of remediation.

Changes in Internal Control over Financial Reporting

There have been no material changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

		Present Position	Has Served as
Name	Age	and Offices	Director Since

Gary B. Aman	70	President, Director and	March 2005
		Acting Chief Executive Officer

Jack D. Cowles	57	Director	March 2005

Thomas F. Donino	56	Chairman of the Board	December 2005
		and Director

Richard B. Dicks	70	Chief Financial Officer	-

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

JACK D. COWLES has been a director of the Company since March 2005. He has been a Managing Director of JDC Consulting, a management consulting firm, since 1997. JDC, headquartered in New York City, provides a broad range of senior level management consulting services including strategy, business process improvement and implementation, change management, financial management, due diligence and merger integration. Mr. Cowles received a Bachelor of Arts, Economics degree; Phi Beta Kappa, from the University of Michigan in 1983 and a Master of Business Administration degree for the University of Pennsylvania, Wharton School of Business in 1994.

THOMAS F. DONINO has been a director of the Company since December 2005 and Chairman of the Board since January 2018. Since August 1997, he has been a partner at First New York Securities (FNY) in New York, New York. FNY is an investment management company with assets over $250 million. Mr. Donino is also the General Partner of BATL Management LP, a family Limited Partnership, and President of BATL Bioenergy LLC.

RICHARD B. DICKS has been Chief Financial Officer of the Company since December 2005. Mr. Dicks is a certified public accountant and has operated his own accounting practice focusing on tax, financial, cash management and MAS services for over 38 years. In addition, from July 1993 to December 2001, Mr. Dicks was President and Chief Executive Officer of Combustion Process Manufacturing Corporation, located in Houston, Texas. Mr. Dicks received a Bachelor’s Degree from Oklahoma State University in 1969.

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

Based solely on the Company’s review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the year ended December 31, 2017, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

Item 11. Executive Compensation.

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2017 and December 31, 2016, of those persons who were, (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total

Gary B. Aman,	2017	$200,000	$0	$0	$0		$0	$0	$0	$200,000
President and Acting Chief Executive Officer	2016	$200,000	$0	$0	$176,534	(1)	$0	$0	$0	$376,534

Richard B. Dicks	2017	$150,000	$0	$0	$0		$0	$0	$0	$150,000
Chief Financial Officer	2016	$150,000	$0	$0	$47,714	(1)	$0	$0	$0	$197,714

Dwaine Reese, former Chairman of the	2017	$0	$0	$0	$0		$0	$0	$0	$0
Board and Chief Executive Officer(2)	2016	$125,000	$0	$0	$97,703	(1)	$0	$0	$0	$222,703

__________

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC 718 in connection with options and warrants granted as compensation. Does not include information with respect to warrants granted to Mr. Aman as and for additional consideration for previous loans made to the Company.

(2)	Mr. Reese resigned as an officer and director of the Company effective as of July 20, 2016. Mr. Reese died on May 5, 2017.

Equity Awards

The following table provides certain information concerning equity awards held by the named executive officers as of December 31, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards Stock Awards

Name	No. of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested (#)

Gary Aman	66,667	-0-	$0.60	8/9/2021	-0-	-0-
	250,000	-0-	$0.60	8/9/2021	-0-	-0-
	266,667	-0-	$0.35	7/19/2018	-0-	-0-
	33,333	-0-	$0.30	10/1/2019	-0-	-0-
	66,666	-0-	$0.30	8/2/2021	-0-	-0-
	250,000	-0-	$0.30	11/8/2021	-0-	-0-

Richard B. Dicks	50,000	-0-	$0.60	8/9/2021	-0-	-0-
	64,200	-0-	$0.35	7/19/2018	-0-	-0-
	25,000	-0-	$0.30	10/1/2019	-0-	-0-
	50,000	-0-	$0.30	8/2/2021	-0-	-0-
	100,000	-0-	$0.60	5/17/2021	-0-	-0-

Dwaine Reese(2)	83,334	-0-	$0.60	8/9/2021	-0-	-0-
	250,000	-0-	$0.60	8/9/2021	-0-	-0-
	108,334	-0-	$0.35	7/19/2018	-0-	-0-
	41,667	-0-	$0.30	10/1/2019	-0-	-0-
	62,500	-0-	$0.30	8/2/2021	-0-	-0-

____________

(1)	Represents options and warrants which have been issued as compensation. Does not include information with respect to warrants to acquire 100,000 shares granted to Mr. Aman in 2011 as and for additional consideration for previous loans made to the Company.

(2)	Mr. Reese, who is deceased, resigned as an officer and director of the Company effective as of July 20, 2016.

2003 Stock Option Plan

In September 2003, our shareholders approved an employee stock option plan (the “2003 Option Plan”) authorizing the issuance of options to purchase up to 1,000,000 shares of our common stock. In 2013, the number of shares of common stock reserved for issuance under the 2003 Option Plan was increased from 1,000,000 to 1,250,000 shares of common stock. This plan is intended to give us greater ability to attract, retain, and motivate officers, key employees, directors and consultants; and is intended to provide us with the ability to provide incentives more directly linked to the success of our business and increases in shareholder value. As of December 31, 2017, there are outstanding options under the 2003 Option Plan to acquire up to 1,200,879 shares of our common stock at a weighted average exercise price of $0.38 per share. Such options expire at dates ranging from July 19, 2018 to September 21, 2021. During the third quarter of 2016, the Company extended the expiration dates of options issued in 2011 exercisable for an aggregate of 225,001 shares of the Company’s common stock. Such options were to have expired in 2016. Such expiration dates have been extended for a period of five years from their original expiration dates.

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

Other Options, Warrants or Rights

We have no other outstanding options or rights to purchase any of our securities. However, as of December 31, 2017, we do have outstanding warrants to purchase up to 4,986,334 shares of our common stock. In addition, we do have outstanding convertible notes which are convertible into shares of our common stock under certain conditions.

Employment Agreements - Executive Officers and Certain Significant Employees

As of December 31, 2017, none of our officers and key employees are bound by employment agreements.

We do not have any termination or change in control arrangements with any of our named executive officers.

Compensation of Directors

At the present time, directors receive no cash compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings.

The following table provides certain summary information concerning the compensation paid to the Company’s non-employee directors during fiscal 2017 for their services as such. All compensation paid to Mr. Reese (a former director) and Mr. Aman is set forth in the Summary Compensation table above.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 16, 2018, certain information with regard to the beneficial ownership of the Company’s Common Stock by (i) each stockholder owning beneficially 5% or more of the Company’s Common Stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other executive officers, if any, of the Company whose total compensation was in excess of $100,000 (the “named executive officers”), and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)

Thomas F. Donino	19,782,896	(2)	49.8%
Gary B. Aman	1,703,333	(3)	4.6%
Jack D. Cowles	898,550	(4)	2.4%
Richard B. Dicks	289,200	(5)	*
Estate of Dwaine Reese	4,110,836	(6)	11.1%
All Executive Officers and
Directors as a Group (4 persons)	22,673,979		54.6%

_____________

*	Less than 1%.

(1)

Applicable percentage ownership for each stockholder is based upon 36,380,690 shares of common stock outstanding as of April 16, 2018 plus any securities that stockholder has the right to acquire pursuant to options, warrants, conversion privileges or other rights, except as otherwise reflected below.

(2)	Consists of 12,833,262 shares held by Mr. Donino individually or jointly with his wife; 46,500 shares held by Mr. Donino as custodian for his children; 2,450,000 shares held by BATL Bioenergy LLC (“BATL”); 1,131,300 shares held by BATL Management LP (“BATL Management”); 1,510,000 shares underlying warrants held by BATL; 575,000 shares underlying warrants held by BATL Management; and, 1,236,834 shares underlying warrants held by Mr. Donino. Does not include shares which may be acquired upon conversion of convertible promissory notes held by Mr. Donino and BATL. See “Certain Relationships and Transactions and Corporate Governance”. As the president and managing member of BATL and the sole officer, director and shareholder of BATL Management’s general partner, Mr. Donino may be deemed to be the beneficial owner of shares owned by BATL and BATL Management. BATL Management is a family limited partnership whose members are certain relatives and trusts for the benefit of certain relatives of Mr. Donino. The address for Mr. Donino is 1405 Lands End Road, Manalapan, Florida.

(3)	Consists of 670,000 shares held by Mr. Aman, 433,333 shares underlying options granted to him and 600,000 shares underlying warrants held by Mr. Aman. The address for Mr. Aman is 10701 Corporate Drive, Suite 150, Stafford, Texas.

(4)	Consists of 398,550 shares held by Mr. Cowles and 500,000 shares underlying warrants held by him. The address for Mr. Cowles is 30 Lansdowne Drive, Larchmont, New York.

(5)	Consists of 189,200 shares underlying options and 100,000 shares underlying warrants held by him. The address for Mr. Dicks is 10701 Corporate Drive, Suite 150, Stafford, Texas.

(6)	Consists of 3,565,000 shares held by Mr. Reese, 295,835 shares underlying options granted to him and 250,000 shares underlying warrants held by Mr. Reese. Mr. Reese, former officer and director of the Company, died on May 5, 2017. The address for his estate is 2206 Country Creek Road, Richmond, Texas.

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

On June 20, 2011, the Company entered into a $150,000 convertible promissory note with Mr. Donino which shall be due and payable on June 20, 2014 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock. This note is now overdue for payment.

On October 20, 2011, the Company entered into a $70,000 convertible promissory note with Mr. Donino which shall be due and payable on October 20,2014 and accrue interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock. This note is now overdue for payment.

In addition, during 2010 and 2012, Mr. Donino and his affiliates advanced the Company $100,000 and $370,000 respectively. Such advances are due on demand and bear interest at 5% and 8% per annum respectively. During the second quarter of 2015, $320,000 of the advances during 2012 were converted into shares of common stock of the Company. See the description of the Conversion Agreement below. During the first quarter of 2018, all of the advances during 2010 totaling $100,000, and the remaining $50,000 of advances during 2012 were converted into shares of common stock of the Company. See the description of the 2017 Conversion Agreement below.

During 2013, Mr. Donino advanced $175,000 to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. During the second quarter of 2015, all of these advances totaling $175,000 were converted into shares of common stock of the Company. See the Conversion Agreement below.

During 2014, Mr. Donino advanced $300,000 to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. During the second quarter of 2015, all of these advances totaling $300,000 were converted into shares of common stock of the Company. See the Conversion Agreement below.

During the second quarter of 2015, Mr. Donino and BATL Management LP (“BATL Management”) converted advances in the aggregate amount of $795,000 for 3,173,811 shares of common stock and warrants to acquire an additional 533,334 shares of common stock at $0.50 per share. Mr. Donino is the sole officer, director and shareholder of BATL Management’s general partner. Such conversion was effected pursuant to a Consolidated Conversion and Subscription Agreement entered into as of June 30, 2015 (the “Conversion Agreement”) pursuant to which (i) $320,000 in advances from 2012 were converted into 533,334 Units of the Company at a conversion price of $0.60 per Unit with each Unit consisting of (a) two shares of common stock, and (b) a warrant to purchase one share of common stock, at an exercise price of $0.50 per share, (ii) $125,000 in advances from 2013 were converted into 357,143 shares of common stock at a conversion price of $0.35 per share; and (iii) $350,000 in advances from 2013 and 2014 were converted into 1,750,000 shares of common stock at a conversion price of $0.20 per share.

During the third and fourth quarters of 2015, Mr. Donino contributed $200,000 to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. This amount has been recorded as additional notes payable until such time as the stock is issued. During the first quarter of 2018, the Company agreed to issue and Donino agreed to accept 800,000 shares of common stock in full consideration for the total amount of $200,000 contributed in 2015. See the 2017 Conversion Agreement below.

During 2016, Mr. Donino contributed $430,000 to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. This amount has been recorded as additional notes payable until such time as the stock is issued. During the first quarter of 2018, the Company agreed to issue and Donino agreed to accept 2,150,000 shares of common stock in full consideration for the total amount of $430,000 contributed in 2016. See the 2017 Conversion Agreement below.

During 2017, Mr. Donino contributed $264,250 to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. This amount has been recorded as additional notes payable until such time as the stock is issued. During the first quarter of 2018, the Company agreed to issue and Donino agreed to accept 1,321,250 shares of common stock in full consideration for the total amount of $264,500 contributed in 2017. See the 2017 Conversion Agreement below.

Subsequent to the year ended December 31, 2017, on January 31, 2018, Thomas Donino and Loren Donino (the wife of Mr. Donino) (together referred to as “Donino”) acquired an aggregate of 5,227,147 shares of common stock in full satisfaction and discharge of certain obligations of the Company with respect to various advances and contributions made by Donino. Such transaction was effected pursuant to a 2017 Consolidated Conversion and Subscription Agreement entered into as of January 31, 2018 (the “2017 Conversion Agreement”) pursuant to which (i) Donino converted $100,000 advanced on July 10, 2010 bearing interest at 8.0% per annum (the “2010 Advance”) into 250,000 shares of common stock at a conversion price of $0.40 per share; (ii) Donino converted $50,000 advanced on December 31, 2012 bearing interest at 8.0% per annum (the (“2012 Advance”) into 166,667 shares of common stock at a conversion price of $0.30 per share; (iii) the Company agreed to issue and Donino agreed to accept 539,230 shares of common stock at $0.20 per share in full payment of accrued and unpaid interest on the 2010 Advance and 2012 Advance which totaled $107,846; (iv) the Company agreed to issue and Donino agreed to accept 800,000 shares of common stock at $0.25 per share in full consideration for an aggregate of $200,000, bearing no interest, contributed to the Company between July 29 and December 2, 2015, and expected to be applied to stock subscriptions to be issued at a future date; (v) the Company agreed to issue and Donino agreed to accept 2,150,000 shares of common stock at $0.20 per share in full consideration for aggregate of $430,000, bearing no interest, contributed to the Company between February 9 and November 30, 2016, and expected to be applied to stock subscriptions to be issued at a future date; and (vi) the Company agreed to issue and Donino agreed to accept 1,321,250 shares of common stock at $0.20 per share in full consideration for an aggregate of $264,250, bearing no interest, contributed to the Company between January 5 and October 24, 2017 and expected to be applied to stock subscriptions to be issued at a future date.

Other than the foregoing, since January 1, 2017, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2017 and 2016:

Fee Category	2017 Fees	2016 Fees

Audit Fees	$68,986	$46,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$69,986	$46,500

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

Pre-Approval Policies and Procedures. Prior to engaging its accountants to perform a particular service, the Company’s Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

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

(3)	Exhibits

Incorporated by Reference to

2.1	Share Exchange Agreement	Exhibit 2.1 (1)
2.2	Plan of Merger	Exhibit 2.2 (2)
2.3	Article of Merger (Delaware)	Exhibit 2.3 (2)
2.4	Articles of Merger (Washington)	Exhibit 2.4 (2)
3.1	Articles of Incorporation (July 8, 2003 filing date)	Exhibit 3.1 (2)
3.2	Bylaws	Exhibit 3.2 (2)
4.1	Specimen of Common Stock Certificate	Exhibit 4.1 (2)
4.2	Registrant’s 2003 Stock Option Plan	Exhibit 4.1 (3)
4.3	Registrant’s 2005 Stock Compensation Plan	Exhibit 99.1 (4)
4.4	Form of Common Stock Purchase Warrant granted to various persons at various times from August 2003 to date	Exhibit 4.4 (5)
4.5	Registration Rights Agreement dated December 8, 2005 between the Company and BATL Bioenergy LLC	Exhibit 4.1 (6)
4.6	Warrant to purchase 1,000,000 shares issued to BATL Bioenergy LLC	Exhibit 4.2 (6)
10.1	Office Lease dated February 1, 2001	Exhibit 10.23 (2)
10.2	Office Lease Amendment dated March 31, 2003	Exhibit 10.24 (2)
10.3	Second Amendment to Lease Agreement	Exhibit 10.4 (7)
10.4	Third Amendment to Lease Agreement	Exhibit 10.5 (7)
10.5	Fourth Amendment to Lease Agreement	Exhibit 10.5 (11)
10.6	Fifth Amendment to Lease Agreement	Exhibit 10.5 (12)
10.7	Securities Purchase Agreement dated December 8, 2005 between the Company and BATL Bioenergy LLC	Exhibit 10.2 (6)
10.8	Asset Purchase Agreement dated as of July 13, 2006	Exhibit 2.1 (8)
10.9	Exclusive Reseller and Market Development Alliance With Custom Fuel Services, Inc.	Exhibit 10.10 (9)
10.10	Consolidated Conversion and Subscription Agreement dated as of June 30, 2015 by and among EnerTeck Corporation, BATL Management LP, Thomas Donino and Loren Donino	Exhibit 10.1 (10)
10.11	2017 Consolidated Conversion and Subscription Agreement Dated as if January 31, 2018 by and between EnterTeck Corporation. and Thomas and Loren Donino	Exhibit 10.1 (13)
21.1	Subsidiaries of the Registrant	Exhibit 21.1 (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*
101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

*

_______

* Filed herewith.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 23, 2003, and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2, File No. 333-108872, and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Schedule 14A filed on August 12, 2003, and incorporated by reference herein.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-1258814, and incorporated by reference herein.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, and incorporated by reference herein.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 12, 2005, and incorporated by reference herein.

(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and incorporated by reference herein.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 19, 2006, and incorporated by reference herein.

(9)	Filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form SB-2 filed as Form S-1/A on March 25, 2008, File No. 333-133651, and incorporated by reference herein.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 2, 2015, and incorporated by reference herein.

(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated by reference herein.

(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated by reference herein.

(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 1, 2018, and incorporated by reference herein.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION (Registrant)

Dated: April 17, 2018	By:	/s/ Gary B. Aman
Gary B. Aman
President and Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gary B. Aman	President,	04/17/2018
Gary B. Aman	Acting Chief Executive
Officer and Director
(Principal Executive Officer)

/s/ Richard B. Dicks	Chief Financial Officer	04/17/2018
Richard B. Dicks	(Principal Financial Officer)

/s/ Thomas F. Donino	Chairman of the Board	04/17/2018
Thomas F. Donino	and Director

/s/ Jack D. Cowles	Director	04/17/2018
Jack D. Cowles

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EnerTeck Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Enerteck Corporation (the Company) as of December 31, 2017, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for year ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Weaver and Tidwell, L.L.P.

We have served as the Company’s auditor since 2017.

Houston, Texas

April 17, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EnerTeck Corporation

Houston, Texas

We have audited the accompanying consolidated balance sheet of EnerTeck Corporation (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Briggs & Veselka Co.

Houston, Texas

April 14, 2017

ENERTECK CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$19,373	$6,372
Inventory	124,708	128,746
Accounts receivable – trade, net	19,137	14,890
Employee advances	-	860
Representative advances	1,471	-
Prepaid expenses	18,838	11,801

Total current assets	183,527	162,669

Intellectual property	150,000	150,000
Website costs, net of accumulated amortization of $17,099 and $10,551, respectively	15,639	22,187
Property and equipment, net of accumulated depreciation of $365,741 and $364,293, respectively	2,959	1,998
Total assets	352,125	336,854

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	130,631	175,405
Stockholder advances and notes	1,380,000	2,159,000
Customer deposits	87,500	-
Accrued compensation	3,879,284	3,573,985
Accrued interest	1,138,049	1,034,861
Accrued liabilities - other	107,755	95,729
Total current liabilities	6,723,219	7,038,980

Stockholder advances, net of current maturities	1,044,250	-
Accrued interest, net of current interest	107,846	-
Deferred lease liability	7,535	11,148
Total liabilities	7,882,850	7,050,128

Commitments and contingencies (Note 7)

Stockholders’ deficit
Preferred stock, $.001 par value, 100,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 31,153,543 and 30,653,543 shares issued and outstanding, respectively	31,154	30,654
Additional paid-in capital	28,100,037	27,981,469
Accumulated deficit	(35,661,916)	(34,725,397)
Total stockholders’ deficit	(7,530,725)	(6,713,274)

Total liabilities and stockholders’ deficit	$352,125	$336,854

The accompanying notes are an integral part of these consolidated financial statements.

ENERTECK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2017 and 2016

	2017	2016

Product sales	$232,804	$200,566
Cost of goods sold	45,475	33,762
Gross profit	187,329	166,804
Operating expenses:
General and administrative expenses:
Wages	548,437	687,054
Stock based compensation	19,068	1,236,397
Depreciation and amortization	7,994	16,018
Other selling, general and administrative	286,374	395,067
Total operating expenses	861,873	2,334,536
Operating loss	(674,544)	(2,167,732)

Other income (expense):
Interest income	19	3
Other (expense) income	(45,554)	10,452
Interest expense	(216,440)	(209,147)
Net loss	$(936,519)	$(2,366,424)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.08)
Weighted average number of common shares outstanding:
Basic and diluted	30,832,994	30,628,210

The accompanying notes are an integral part of these consolidated financial statements.

ENERTECK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2017 and 2016

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2015	30,581,867	$30,582	$26,723,641	$(32,358,973)	$(5,604,750)

Sale of stock	71,676	72	21,431		21,503
Issuance of employee options			38,560		38,560
Extension of options/warrants			1,020,580		1,020,580
Vesting of options			7,852		7,852
Warrants to Board of Directors			169,405		169,405
Net loss				(2,366,424)	(2,366,424)
Balances, December 31, 2016	30,653,543	30,654	27,981,469	(34,725,397)	(6,713,274)

Sale of stock	500,000	500	99,500		100,000
Vesting of options			19,068		19,068
Net loss				(936,519)	(936,519)

Balances, December 31, 2017	31,153,543	31,154	28,100,037	(35,661,916)	(7,530,725)

The accompanying notes are an integral part of these consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2017 and 2016

	2017	2016
Net loss	$(936,519)	$(2,366,424)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	7,994	16,018
Warrants and options issued, vested and extended	19,068	1,236,397
Other non-cash transactions	-	(3,113)
Changes in operating assets and liabilities:
Accounts receivable	(4,247)	25,286
Representative advances	(1,471)	-
Employee advances	860	-
Deferred rent	(3,613)	-
Inventory	4,038	30,919
Prepaid expenses	44,906	19,612
Accounts payable	(44,774)	(5,774)
Customer deposits	87,500	(24,831)
Accrued interest payable	211,034	209,147
Accrued liabilities	310,605	409,198
NET CASH USED IN OPERATING ACTIVITIES	(304,619)	(453,565)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,407)	(541)
NET CASH USED IN INVESTING ACTIVITIES	(2,407)	(541)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	100,000	11,453
Financed insurance premium payments	(45,223)	-
Related party stock purchase advances	265,250	439,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	320,027	450,453

NET CHANGE IN CASH AND CASH EQUIVALENTS	13,001	(3,653)
Cash and cash equivalents, beginning of year	6,372	10,025
Cash and cash equivalents, end of year	$19,373	$6,372

Cash paid for:
Income tax	$-	$-
Interest	$5,407	$-

Noncash investing and financing activities:
Stock and warrants issued for capitalized website costs	$-	$-
Conversion of notes payable and accrued interest to stock	$-	$-
Financed portion of insurance notes	$51,943	$-

The accompanying notes are an integral part of these consolidated financial statements.

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

EnerTeck Sub, the Company's wholly owned operating subsidiary, is a Houston-based corporation. It was incorporated in the State of Texas on November 29, 2000 and was formed for the purpose of commercializing a diesel fuel specific combustion catalyst known as EnerBurn (TM), as well as other combustion enhancement and emission reduction technologies for diesel fuel. EnerTeck Sub’s primary product is EnerBurn and is registered for highway use in all USA diesel applications. The products are used primarily in on-road vehicles, locomotives and diesel marine engines throughout the United States and select foreign markets.

During 2012, EnerTeck acquired a 40% membership interest in EnerTeck Environmental, LLC (“Environmental”). Environmental was formed for the purpose of marketing and selling diesel fuel emission reduction technology with the creators of such specific technology.

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

Finished product costs amounted to approximately $52,000 and $17,000 at December 31, 2017 and 2016, respectively, and includes required blending costs to bring our products to their finished state.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed, and the account is deemed uncollectible. Management has provided allowances for doubtful accounts of $51,000 as of both December 31, 2017 and 2016.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided for on the straight-line or accelerated method over the estimated useful lives of the assets. The average lives range from five (5) to seven (7) years. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Depreciation expense totaled $1,446 and $900 for the years ended December 31, 2017 and 2016, respectively.

Intangible Assets

The Company follows the provisions of FASB ASC 350, Goodwill and Other Intangible Assets. FASB ASC 350 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Specifically, FASB ASC 350 addresses how intangible assets that are acquired should be accounted for in consolidated financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the consolidated financial statements. The statement requires the Company to evaluate its intellectual property each reporting period to determine whether events and circumstances continue to support an indefinite life. In addition, the Company tests its intellectual property for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The statement requires intangible assets with finite lives to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value. No impairment was considered necessary during the years ended December 31, 2017 and 2016.

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

Diluted net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. The calculation of diluted weighted-average shares outstanding for the years ended December 31, 2017 and December 31, 2016, respectively, excludes 1,200,879 and 4,986,334 shares and 1,200,879 and 5,153,001 issuable upon the exercise of outstanding stock options and warrants because their effect would be anti-dilutive. Further, the calculation of diluted weighted-average shares outstanding for the years ended December 31, 2017 and 2016 exclude potential shares related to the outstanding convertible notes payable, which if converted, would be anti-dilutive and would have a significant impact on the total number of shares outstanding, once exercised.

Management Estimates and Assumptions

The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value measurements

The Company estimates fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. The valuation techniques require inputs that are categorized using a three-level hierarchy, from highest to lowest level of observable inputs, as follows: (1) significant observable inputs, including unadjusted quoted prices for identical assets or liabilities in active markets (“Level 1”), (2) significant other observable inputs, including direct or indirect market data for similar assets or liabilities in active markets or identical assets or liabilities in less active markets (“Level 2”) and (3) significant unobservable inputs, including those that require considerable judgment for which there is little or no market data (“Level 3”). When multiple input levels are required for a valuation, the Company categorizes the entire fair value measurement according to the lowest level of input that is significant to the measurement even though other significant inputs that are more readily observable may have also utilized.

The Company’s consolidated financial instruments recorded on the balance sheet include cash and cash equivalents, trade receivables and trade payables. The carrying amounts approximate fair value because of the short-term nature of these items.

Stock Options and Warrants

Compensation cost for equity awards is based on the fair value of the equity instrument on the date of grant and is recognized over the period during which an employee is required to provide service in exchange for the award. Compensation cost for liability awards is based on the fair value of the vested award at the end of each period.

The Company also issues equity awards to nonemployees. The fair value of these option awards is estimated when the award recipient completes the contracted professional services. The Company recognizes expense for the estimated total value of the awards during the period from their issuance until performance completion, at which time the estimated expense is adjusted to the final value of the award as measured at performance completion. Forfeitures of any options are accounted for as they occur.

The Company values warrant and option awards using the Black-Scholes option pricing model. Stock options and warrants expire on the dates designated in the instrument. The Board have agreed and can agree in the future to issue replacement options and warrants, on a case by case basis, if they so determine, that to be appropriate at the time however there is no set policy in place to do so.

Taxes Collected

The Company collects sales taxes assessed by governmental authorities imposed on certain sales to customers. Sales taxes collected are included in revenues; net amounts paid are reported as expenses in the consolidated statement of operations.

Website Costs

Total website costs of $32,738 are being amortized over their expected useful life of five years. Amortization for 2017 and for 2016 was $6,548 and $6,547 per year, respectively. Future amortization is expected to be as follows: $6,548 for 2018 and 2019, with final amortization of $2,543 in 2020.

Going Concern

In accordance with ASC Subtopic 205-40, Going Concern, management evaluates whether relevant conditions and events that, when considered in the aggregate, indicate that it is probable the Company will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. When relevant conditions or events, considered in the aggregate, initially indicate that it is probable that the Company will be unable to meet its obligations as they become due within one year after the date that the consolidated financial statements are issued (and therefore they raise substantial doubt about the Company’s ability to continue as a going concern), management evaluates whether its plans that are intended to mitigate those conditions and events, when implemented, will alleviate substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are considered only to the extent that 1) it is probable that the plans will be effectively implemented and 2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the years ended December 31, 2017 and 2016, the Company incurred recurring net losses of $937,000 and $2,366,000, respectively. Further, most of the Company’s notes payable are overdue and payment may be demanded at any time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis. The Company has been able to obtain cash in the past through private placements and issuing promissory notes and believes that these avenues will remain available to the Company. Management believes that these financings are probable of occurring and mitigating the substantial doubt raised by our historical operating results and satisfying the Company’s estimated liquidity needs 12 months from the issuance of the consolidated financial statements. No assurance can be made that these efforts will be successful.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company, after evaluating the new guidance to determine the impact, believes that it will not have a material impact on its consolidated financial statements other than increased financial statement disclosures.

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

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2017 and 2016 property and equipment consisted of the following:

	Useful Lives	2017 Amount	2016 Amount
Furniture and fixtures	5-7	$66,966	$64,557
Equipment	5-7	301,734	301,734
Less: Accumulated depreciation		(365,741)	(364,293)

Net property and equipment		$2,959	$1,998

NOTE 3 - INCOME TAXES

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (“U.S. Tax Reform”), which enacts a wide range of changes to the U.S. Corporate income tax system. The impact of U.S. Tax Reform primarily represents our estimates of revaluing our U.S. deferred tax assets and liabilities based on the rates at which they are expected to be recognized in the future. For U.S. federal purposes the corporate statutory income tax rate was reduced from 35% to 21%, effective for the 2018 tax year. Based on our historical financial performance, at December 31, 2017 we have a net deferred tax asset position that we have remeasured at the lower corporate rate of 21%. This decrease in the rate will result in tax expense to adjust net deferred tax assets to the reduced value but this expense will be completely offset with a decrease in the valuation allowance currently established. Therefore, net deferred taxes at December 31, 2017 will be zero.

EnerTeck has incurred net losses since the merger with Gold Bond and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative operating loss carry-forward is approximately $23,601,000 at December 31, 2017, and expires beginning in 2023. The tax effect of the loss carry-forward for 2017 and thereafter is computed utilizing the newly passed federal corporate tax rate of 21%.

Deferred income taxes consisted of the following at December 31, 2017 and 2016:

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$4,956,000	$7,932,000
Deferred compensation costs and other	1,076,000	1,696,000
Valuation allowance	(6,032,000)	(9,628,000)
	$-	$-

The change in the valuation allowance for the years ended December 31, 2017 and 2016, 3,596,000 and $890,000, respectively.

The following is a reconciliation of the income tax expense (benefit) the years ended December 31, 2017 and 2016:

	2017	2016
Income tax expense (benefit)	$(328,000)	$(828,000)
Impact of U.S. tax reform	4,022,000	-
Change in valuation allowance	(3,596,000)	890,000
Other	(98,000)	(62,000)
Income tax expense	$-	$-

NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock

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

NOTE 5 - STOCK WARRANTS AND OPTIONS

Stock Warrants

During the third quarter of 2016, the Board of Directors extended the term of 3,590,000 warrants with a strike price of $0.60 per share and an additional 100,000 warrants with the strike price of $0.75 per share for an additional five years. In addition to the foregoing, there were 750,000 warrants granted to the Board of Directors during 2016. No warrants were exercised for the years ended December 31, 2017 and 2016. Due to the extension of all warrants previously set to expire during 2016, no warrants expired during the years ended December 31, 2016. During the first quarter of 2017, 166,667 warrants, expired.

No warrants were issued during 2017. The fair value of warrants issued in 2016 was $1,130,645, as estimated using the Black-Scholes Model. The following assumptions were used in these calculations for 2016:

2016
Expected dividend yield	0.0%
Expected term	5 yrs
Expected volatility	202%
Risk-free interest rate	1.2%
Fair value per warrant	$0.26

Warrants outstanding and exercisable as of December 31, 2017 were:

		Weighted
	Number of	Average Remaining	Exercisable Number of
Exercise Price	Warrants	Life	Warrant
$0.60	3,590,000	3.5	3,590,000
$0.75	100,000	3.7	100,000
$0.50	546,334	2.7	546,334
$0.30	750,000	3.9	750,000
	4,986,334		4,986,334

Stock Options

In September 2003, shareholders of the Company approved an employee stock option plan (the “2003 Option Plan”) authorizing the issuance of options to purchase up to 1,000,000 shares of common stock. The 2003 Option Plan is intended to give the Company greater ability to attract, retain, and motivate officers, key employees, directors and consultants; and is intended to provide the Company with the ability to provide incentives more directly linked to the success of the Company’s business and increases in shareholder value. During the third quarter of 2013, the board of directors increased the number of shares reserved for issuance under the 2003 Option Plan from 1,000,000 to 1,250,000. To date, while no shares of common stock have been issued under the employee option plan, 1,201,000 options are currently outstanding at December 31, 2017.

During the third quarter of 2016 the Board of Directors extended 225,001 employee options with a strike price of $0.60 per share, which were otherwise due to expire during 2016. In addition, the Board issued an additional 227,510 employee stock options for calendar year 2016, for the year 2016 and 2015 at a strike price of $0.30 per share. This amounted to 113,755 employee share options for each of the years.

An additional 150,000 options with a $0.30 strike price were granted during 2016 as part of a grievance settlement agreement with an employee. These additional options fully vested during the year-ended December 31, 2017, and related stock compensation expense of $19,068 and $7,852 was recognized for the years ended December 31, 2017 and 2016, respectively.

The fair value of options extended during 2016 was $1,020,580 at the date of grant and was recognized along with $46,412 fair value for the newly issued employee options as non-cash compensation for the year ended December 31, 2016, as estimated using the Black-Scholes Model with the following weighted average assumptions:

2016

Expected dividend yield	0.0%
Expected term	5 yrs
Expected volatility	201%
Risk-free interest rate	1.07%
Fair value per option	$0.17

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

No employee options were issued during 2017. It is expected that 82,500 authorized employee options for 2017 will be issued during 2018, along with approximately the same number for calendar year 2018.

Information regarding activity for stock options under our plan is as follows:

	2017		2016
		Weighted		Weighted
		Average		average
	Number of	Exercise	Number of	exercise
	shares	Price	shares	price

Outstanding at beginning of year	1,200,879	$0.38	823,369	$0.41
Options granted	-		377,510	0.30
Options exercised	-	-	-	-
Options forfeited/expired	-	-	-	-

Outstanding at end of year	1,200,879	$0.38	1,200,879	$0.38

Options exercisable at end of year	1,200,879	1,088,379
Non-vested options at end of year	-	112,500
Weighted-average
Remaining contractual term – all options	26.6 mo. 2.2 yrs	44.3 mo. 3.2 yrs
Weighted-average
Remaining contractual term – vested options	2.2 yrs	3.1 yrs
Fair value of options vested during the year	$19,068	$7,532
Aggregate intrinsic value	$-	$-

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

On June 20, 2011, the Company entered into a $150,000 convertible promissory note with a shareholder/director which shall be due and payable on June 20, 2014 and accrues interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock. This note is now overdue for payment.

On October 20, 2011, the Company entered into a $70,000 convertible promissory note with a shareholder/director which was due on October 20, 2014 and accrues interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock. This note is now overdue for payment.

During 2010 and 2012, such shareholder/director advanced the Company $100,000 and $370,000 respectively. Such advances are due on demand and bear interest at 8% and 8% per annum respectively. During the second quarter of 2015, $320,000 of the advances during 2012 were converted into 3,173,811 shares of common stock of the Company. During the first quarter of 2018, all of the advances during 2010 totaling $100,000 and the remaining $50,000 of advances during 2012 were converted into shares of common stock of the Company. See Note 9 – Subsequent Events.

During 2015, such shareholder/director contributed $200,000 to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. This amount has been recorded as additional notes payable. During the first quarter of 2018, the Company agreed to issue and the shareholder/director agreed to accept 800,000 shares of common stock in full consideration for the total amount of $200,000 contributed in 2015. See Note 9 – Subsequent Events.

During 2016, such shareholder/director contributed $430,000 and a second shareholder/director contributed an additional $9,000, respectively, to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. These amounts have been recorded as additional notes payable. During the first quarter of 2018, the Company agreed to issue and the shareholder/director agreed to accept 2,150,000 shares of common stock in full consideration for the total amount of $430,000 contributed in 2016. See Note 9 – Subsequent Events.

During 2017, such shareholder/director contributed $264,250 and a second shareholder/director contributed an additional $1,000, respectively, to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. During the first quarter of 2018, the Company agreed to issue and the shareholder/director agreed to accept 1,321,250 shares of common stock in full consideration for the total amount of $264,250 contributed in 2017. See Note – Subsequent Events.

The Company determined it is not practicable to estimate the fair value of outstanding debt as of December 31, 2017 or 2016, as the outstanding debt is private, there is no clarity as to when interest payments or principal payments will ultimately be made (or be called by the debt holders), and the Company lacks the internal expertise to calculate fair value of these debt instruments and would incur excessive costs to obtain a third-party valuation.

Other related party transactions

As of December 31, 2017 and 2016, the Company owed approximately $3.9 million and $3.5 million, respectively, to its chief executive officer and other employees of the Company. The CEO and employees agreed to salary deferrals pending available resources to make such payments.

One of the Company’s shareholders owns 100% of BATL Trading, Inc., which is a distributor of EnerBurn. There was one sale for $41,250 to BATL Trading, Inc. during 2017 and no activity during 2016.

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

Rent expense for the years ended December 31, 2017 and 2016 totaled $50,699 and $51,054, respectively.

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

For the year ended December 31, 2017 customers of three distributors made up 72% of sales and for the year ended December 31, 2016, 73% of total sales were with customers of two distributors. Those two customers represented 0% and 90% of total accounts receivable at December 31, 2017 and 2016.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2017, on January 31, 2018, a shareholder/director acquired an aggregate of 5,227,147 shares of common stock in full satisfaction and discharge of certain obligations of the Company with respect to various advances and contributions made by such shareholder/director. Such transaction was effected pursuant to a 2017 Consolidated Conversion and Subscription Agreement entered into as of January 31, 2018 (the “2017 Conversion Agreement”) pursuant to which (i) such shareholder/director converted $100,000 advanced on July 10, 2010 bearing interest at 8.0% per annum (the “2010 Advance”) into 250,000 shares of common stock at a conversion price of $0.40 per share; (ii) such shareholder/director converted $50,000 advanced on December 31, 2012 bearing interest at 8.0% per annum (the (“2012 Advance”) into 166,667 shares of common stock at a conversion price of $0.30 per share; (iii) the Company agreed to issue and such shareholder/director agreed to accept 539,230 shares of common stock at $0.20 per share in full payment of accrued and unpaid interest on the 2010 Advance and 2012 Advance which totaled $107,846; (iv) the Company agreed to issue and such shareholder/director agreed to accept 800,000 shares of common stock at $0.25 per share in full consideration for an aggregate of $200,000, bearing no interest, contributed to the Company between July 29 and December 2, 2015, and expected to be applied to stock subscriptions to be issued at a future date; (v) the Company agreed to issue and such shareholder/director agreed to accept 2,150,000 shares of common stock at $0.20 per share in full consideration for aggregate of $430,000, bearing no interest, contributed to the Company between February 9 and November 30, 2016, and expected to be applied to stock subscriptions to be issued at a future date; and (vi) the Company agreed to issue and such shareholder/director agreed to accept 1,321,250 shares of common stock at $0.20 per share in full consideration for an aggregate of $264,250, bearing no interest, contributed to the Company between January 5 and October 24, 2017 and expected to be applied to stock subscriptions to be issued at a future date.

During the first quarter of 2018, a shareholder/director advanced $215,000 to the Company for working capital requirements.  The Company expects amounts advanced will be either (i) applied against a stock subscription to be issued at a future date or (ii) repaid at a future date as the parties shall determine.  Until otherwise agreed,  such amounts advanced have been recorded as an additional note payable bearing no interest.

