Form 10-Q
period 2018-03-31
ENERTECK CORP
filed 2018-05-25
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 36,380,690 outstanding as of May 25, 2018.

ENERTECK CORPORATION

2

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

ENERTECK CORPORATION

Index to Financial Information

Period Ended March 31, 2018

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$41,098	$19,373
Inventory	123,021	124,708
Receivables - trade, net	6,713	19,137
Representative advances	6,501	1,471
Prepaid expenses	69,663	18,838
Total current assets	246,996	183,527

Intellectual property	150,000	150,000
Website, net of accumulated amortization of $18,736 and $17,099, respectively	14,002	15,639
Property and equipment, net of accumulated depreciation of $366,095 and $365,741, respectively	2,605	2,959

Total assets	$413,603	$352,125

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$120,104	$130,631
Customer advances	87,500	87,500
Related party notes and advances	1,595,000	1,380,000
Accrued compensation	3,861,746	3,879,284
Accrued interest	1,191,430	1,138,049
Accrued liabilities - other	167,550	107,755
Total current liabilities	7,023,330	6,723,219

Long term liabilities
Deferred lease liability	6,405	7,535
Accrued interest, net of current interest	-	107,846
Stockholder advances, net of current maturities	-	1,044,250
Total Liabilities	$7,029,735	$7,882,850
Commitments and contingencies (Note 7)
Stockholders’ deficit
Preferred stock, $.001 par value, 100,000,000 shares authorized, none issued	--	-
Common stock, $.001 par value, 100,000,000 shares authorized 36,380,690 and 31,153,543 shares issued and outstanding, respectively	$36,381	$31,154
Additional paid-in capital	29,246,906	28,100,037
Accumulated deficit	(35,899,419)	(35,661,916)
Total stockholders’ deficit	(6,616,132)	(7,530,725)

Total liabilities and stockholders’ deficit	$413,603	$352,125

The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017

Product sales	$11,919	$95,783
Cost of goods sold	2,794	9,241
Gross profit	9,125	86,542
Costs and expenses:
General and administrative expenses:
Wages	126,813	154,855
Depreciation and amortization	1,991	1,961
Stock based compensation	-	6,317
Other selling, general and administrative expenses	75,251	78,004
Total expenses	204,055	241,137
Operating loss	(194,930)	(154,595)

Other income (expense)
Interest income	$174	$1
Other income	17,069	18
Interest expense	(59,816)	(51,258)
Net loss	$(237,503)	$(205,834)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	31,296,752	30,653,543

The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017
Net loss	$(237,503)	$(205,834)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,991	1,961
Common stock issued for services	-	6,317
Other non-cash transactions	-	73
Changes in operating assets and liabilities:
Accounts receivable	12,424	10,796
Representative advances	(5,030)	-
Deferred liability	(1,130)	-
Inventory	1,687	(751)
Prepaid expenses	(50,825)	(50,617)
Accounts payable	(10,527)	13,896
Accrued interest payable	53,381	45,852
Accrued liabilities	(8,843)	87,365
Net cash used in operating activities	$(244,375)	$(90,942)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	(1,659)
Cash used in investing activities.	-	(1,659)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from financing of prepaid insurance	51,100	-
Proceeds from related party notes and advances	215,000	91,250
Net cash from financing activities	266,100	91,250

NET CHANGE IN CASH AND CASH EQUIVALENTS	$21,725	$(1,351)
Cash and cash equivalents, beginning of period	19,373	6,372
Cash and cash equivalents, end of period	$41,098	$5,021

Cash paid for:
Income tax	$-	$-
Interest	$6,434	$-
Net noncash investing and financing activities:
Interest expense converted to common stock	$107,846	$-
Shareholder advances converted to common stock	$1,044,250	$-

The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Enerteck Corporation (Enerteck”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in EnerTeck’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2017 as reported in the Form 10-K have been omitted. In preparing the accompanying condensed unaudited interim consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed unaudited interim consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates.

Inventory

Inventory primarily consists of market ready EnerBurn plus raw materials required to manufacture the products. With the adoption of ASU 2015-11, inventory is valued at the lower of cost or net realizable value, using the average cost method.

Finished product costs amounted to approximately $51,000 and $52,000 at March 31, 2018 and December 31, ,2017, respectively, and includes required blending costs to bring our products to their finished state.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed, and the account is deemed uncollectible. Management has provided allowances for doubtful accounts of $51,000 as of both March 31, 2018 and December 31, 2017.

Revenue Recognition

The Company recognizes revenues when evidence of a completed transaction and customer acceptance exists, and when title passes, if applicable. Effective January 1, 2018, the Company adopted ASC 606, Revenue From Contracts With Customers, using the modified retrospective adoption approach. As the result of adoption, the Company noted there were no changes or modifications required to previously recorded revenues for 2017. It is currently management’s expectation that this will remain the case for the immediate future, however, it will review future business on an ongoing basis and adjust accordingly.

While the Company has had some direct customers over the years, the principal method of selling our product EnerBurn is through the use of independent distributors, for both domestic and international markets. Normal payment terms for domestic sales to both customers and distributors shipping within the United States are net 30 days. All foreign shipments are cash in advance of shipment from our location. The Company’s sole performance obligation to our customers and distributors is the manufacturing and shipment of EnerBurn. Revenues from sales of the Company’s product are recognized at the point when a customer order has been completed and shipped. Sales of all product are f.o.b. shipping point, with the distributors responsible for the freight and delivery. All negotiation on sales contracts between the individual distributor and end customer and are the responsibility of the individual distributor and the amount of mark up above the distributors’ wholesale price per unit is the purview of the distributor.

In the following table, product sales, all of which were domestic, are disaggregated by $0 for the three months ended March 31:

	2018	2017
Product sales - domestic	$11,919	$95,783
Product sales - foreign	--	--

Total product sales	$11,919	$95,783

The company does not accept returns nor does it provide warranty on its product’s performance, as control of performance is based on the proper utilization by the final user. The Company periodically tests the product manufactured prior to shipment for its proprietary quality standards and guarantees to the distributors that the product will always maintain the level of strict quality standard that is integral to the performance of its product for the end customer. The Company will provide a Certificate of Analysis, (“C of A”) on each shipment of its product, if requested for the customer. The C of A provides proof that the product is manufactured to meet chemical specifications that insure performance standards.

Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2018 and 2017, the Company incurred recurring net losses of approximately $238,000 and $206,000, respectively. Further, most of the Company’s notes payable are overdue and payment may be demanded at any time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis. The Company has been able to obtain cash in the past through private placements and issuance of promissory notes and believes that these avenues remain available to the Company. Management believes that these financings are probable of occurring and mitigating the substantial doubt raised by our historical operating results and satisfying the Company’s estimated liquidity needs 12 months from the issuance of the financial statements. No assurance can be made that these efforts will be successful

NOTE 2 - INCOME (LOSS) PER COMMON SHARE

The basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. The calculation of diluted weighted-average shares outstanding for the three months ended March 31, 2018 and March 31, 2017, respectively, excludes 1,200,879 and 4,986,334 shares and 1,200,879 and 5,153,001 shares issuable upon the exercise of outstanding stock options and warrants because their effect would be anti-dilutive. Further, the calculation of diluted weighted-average shares outstanding for the three months ended March 31, 2018 and March 31, 2017 exclude potential shares related to the outstanding convertible notes payable, which if converted, would be anti-dilutive and would have a significant impact on the total number of shares outstanding, once exercised.

NOTE 3 - STOCKHOLDERS' EQUITY

During the first quarter of 2018, the Company issued 5,227,147 shares of common stock to a shareholder/director in full satisfaction and discharge of certain obligations of the Company with respect to various advances and contributions made by such shareholder/director. The Company accounted for this related party transaction as a capital contribution and, accordingly, did not recognized any gain or loss in the condensed consolidated statements of operations. Such transaction was effected pursuant to a 2017 Consolidated Conversion and Subscription Agreement entered into as of January 31, 2018 (the “2017 Conversion Agreement”) pursuant to which (i) such shareholder/director converted $100,000 advanced on July 10, 2010 bearing interest at 8.0% per annum (the “2010 Advance”) into 250,000 shares of common stock at a conversion price of $0.40 per share; (ii) such shareholder/director converted $50,000 advanced on December 31, 2012 bearing interest at 8.0% per annum (the (“2012 Advance”) into 166,667 shares of common stock at a conversion price of $0.30 per share; (iii) the Company agreed to issue and such shareholder/director agreed to accept 539,230 shares of common stock at $0.20 per share in full payment of accrued and unpaid interest on the 2010 Advance and 2012 Advance which totaled $107,846; (iv) the Company agreed to issue and such shareholder/director agreed to accept 800,000 shares of common stock at $0.25 per share in full consideration for an aggregate of $200,000, bearing no interest, contributed to the Company between July 29 and December 2, 2015, and expected to be applied to stock subscriptions to be issued at a future date; (v) the Company agreed to issue and such shareholder/director agreed to accept 2,150,000 shares of common stock at $0.20 per share in full consideration for aggregate of $430,000, bearing no interest, contributed to the Company between February 9 and November 30, 2016, and expected to be applied to stock subscriptions to be issued at a future date; and (vi) the Company agreed to issue and such shareholder/director agreed to accept 1,321,250 shares of common stock at $0.20 per share in full consideration for an aggregate of $264,250, bearing no interest, contributed to the Company between January 5 and October 24, 2017 and expected to be applied to stock subscriptions to be issued at a future date. During the third quarter of 2017, the Company issued 500,000 shares of common stock to two accredited investors for an aggregate of $100,000 received in a private placement offering of common stock at $0.20 per share.

NOTE 4 - STOCK WARRANTS AND OPTIONS

Stock Warrants

No warrants were issued or exercised during the three months ended March 31, 2018 and 2017. No warrants expired during the three months ended March 31, 2018 while 166,667 warrants expired during the three months ended March 31, 2017.

Warrants outstanding and exercisable as of March 31, 2018 were:

		Weighted	Exercisable
	Number of	Average	Number of
Exercise Price	Warrants	Remaining Life	Warrant

$0.60	3,590,000	3.1	3,590,000
$0.75	100,000	3.4	100,000
$0.50	546,334	2.6	546,334
$0.30	750,000	3.6	750,000
	4,986,334		4,986,334

Stock Options

In September 2003, shareholders of the Company approved an employee stock option plan (the “2003 Option Plan”) authorizing the issuance of options to purchase up to 1,000,000 shares of common stock. The 2003 Option Plan is intended to give the Company greater ability to attract, retain, and motivate officers, key employees, directors and consultants; and is intended to provide the Company with the ability to provide incentives more directly linked to the success of the Company’s business and increases in shareholder value. During the third quarter of 2013, the board of directors increased the number of shares reserved for issuance under the 2003 Option Plan from 1,000,000 to 1,250,000. To date, while no shares of common stock have been issued under the employee option plan, 1,200,879 options are currently outstanding at March 31, 2018.

No employee options were issued during the three months ended March 31, 2018 and 2017.

Information regarding activity for stock options under our plan is as follows:

	2018		2017
		Weighted		Weighted
		Average		average
	Number of	Exercise	Number of	exercise
	shares	Price	shares	price

Outstanding at beginning of year	1,200,879	$.38	1,200,879	$.38
Options granted	-
Options exercised	-	-	-	-
Options forfeited/expired	-	-	-	-

Outstanding at end of year	1,200,879	$.38	1,200,879	$.38

Options exercisable at end of year	1,200,879		1,200,879
Non-vested options at end of year	-		-
Weighted-average
Remaining contractual term – all options	1.9 yrs		2.9 yrs
Weighted-average
Remaining contractual term – vested options	1.9 yrs		2.9 yrs
Fair value of options vested during the year	$-		$19,068
Aggregate intrinsic value	$-		$-

NOTE 5 - INCOME TAXES

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (“U.S. Tax Reform”), which enacts a wide range of changes to the U.S. Corporate income tax system. The impact of U.S. Tax Reform primarily represents our estimates of revaluing our U.S. deferred tax assets and liabilities based on the rates at which they are expected to be recognized in the future. For U.S. federal purposes the corporate statutory income tax rate was reduced from 35% to 21%, effective for the 2018 tax year. Based on our historical financial performance, we have a net deferred tax asset position that we have premeasured at the lower corporate rate of 21%.

NOTE 6 - RELATED PARTY NOTES AND ADVANCES

Related party notes and advances

On July 7, 2009, the Company entered into a $100,000 unsecured promissory note with an officer, due on demand. Interest is payable at 12% per annum. Also, on December 11, 2009, the Company entered into a $50,000 note with a shareholder/director. Interest is 5% per annum. The principal balance of the note was due on the earlier of December 11, 2013, or upon completion by the Company of equity financing in excess of $1.0 million in gross proceeds. Interest on the loan is payable on the maturity date at the rate of 5% per annum. These notes are now overdue for payment.

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

During 2010 and 2012, such shareholder/director advanced the Company $100,000 and $370,000 respectively. Such advances are due on demand and bear interest at 8% and 8% per annum respectively. During the second quarter of 2015, $320,000 of the advances during 2012 were converted into 3,173,811 shares of common stock of the Company. During the first quarter of 2018, all of the advances during 2010 totaling $100,000 and the remaining $50,000 of advances during 2012 were converted into shares of common stock of the Company. See Note 3 – Stockholders’ Equity.

During 2015, such shareholder/director contributed $200,000 to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. This amount has been recorded as additional notes payable. During the first quarter of 2018, the Company agreed to issue and the shareholder/director agreed to accept 800,000 shares of common stock in full consideration for the total amount of $200,000 contributed in 2015. See Note 3 – Stockholders’ Equity.

During 2016, such shareholder/director contributed $430,000 and a second shareholder/director contributed an additional $9,000, respectively, to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. These amounts have been recorded as additional notes payable. During the first quarter of 2018, the Company agreed to issue and the shareholder/director agreed to accept 2,150,000 shares of common stock in full consideration for the total amount of $430,000 contributed in 2016. See Note 3 – Stockholders’ Equity.

During 2017, such shareholder/director contributed $264,250 and a second shareholder/director contributed an additional $1,000, respectively, to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. During the first quarter of 2018, the Company agreed to issue and the shareholder/director agreed to accept 1,321,250 shares of common stock in full consideration for the total amount of $264,250 contributed in 2017. See Note 3 – Stockholders’ Equity.

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

The Company determined it is not practicable to estimate the fair value of outstanding debt as of March 31, 2018 and December 31, 2017, as the outstanding debt is private, there is no clarity as to when interest payments or principal payments will ultimately be made (or be called by the debt holders), and the Company lacks the internal expertise to calculate fair value of these debt instruments and would incur excessive costs to obtain a third-party valuation.

Other related party transactions

As of March 31, 2018 and December 31, 2017, the Company owed approximately $3.8 million and $3.9 million, respectively, to its chief executive officer and other employees of the Company. The CEO and employees agreed to salary deferrals pending available resources to make such payments.

One of the Company’s shareholders owns 100% of BATL Trading, Inc., which is a distributor of EnerBurn. There were no sales to BATL Trading, Inc. during the three months ended March 31, 2018.

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

Rent expense for the three months ended March 31, 2018 and 2017 totaled $12,629 and $12,707, respectively.

NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company has adopted this update. See Note 1 for further discussion.

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

During 2011, we acquired a 40% membership interest in a entity called EnerTeck Environmental, LLC, which was formed for the purpose of marketing and selling a diesel fuel emission reduction technology with the creators of such specific technology.

Results of Operations

Revenues

We recorded $12,000 sales revenues for the three months ended March 31, 2018 compared to sales revenues of $96,000 for the three months ended March 31, 2017. As testing is either underway or completed with several potential new customers and in new areas with existing customers, more sales should occur. It is expected that sales should show increases during the remainder of 2018.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $9,000 or 76.6% of sales for the three month period ended March 31, 2018, as compared to $87,000 or 90.4% of sales for the three month period ended March 31, 2017. Even though the overall volumes decreased, we feel confident that there will be an improvement in the gross profits and percentage as the year proceeds, as several recently completed successful tests have just reached the negotiation stage and our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $3,000 for the three month period ended March 31, 2018, which represented 23.4% of revenues as compared to was $9,000 for the three month period ended March 31, 2017, which represented 9.6%.

Costs and Expenses

Operating expenses were $204,000 for the three months ended March 31, 2018 as compared to $241,000 for the three months ended March 31, 2017, with the decrease principally caused by a $28,000 decrease in total payroll plus and additional $6,000 decrease in stock based compensation. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses.

Net Loss

We reported a net loss of $238,000 during the three months ended March 31, 2018, as compared to net losses of $206,000 for the three months ended March 31, 2017. We believe that current sales activity will increase for the remainder of the 2018 calendar year due to the success of certain recently completed testing and negotiations for and with new customers.

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

The majority of our marketing effort since 2005 has been directed at targeting and gaining a foothold in one of several major target areas, including the inland marine diesel market, trucking, heavy construction and mining. Management concedes that sales revenues for the first three months of 2018, the calendar year 2017 and prior years have been considerably less than earlier anticipated. One of the issues we have faced in recent years has been the very long timeline from initial contact to contract signing subsequent to completion of an evaluation. Although we believe that many times in the past we have proven the benefits of EnerBurn, various evaluating companies have opted not to move forward for a variety of reasons which we believe were beyond our control.

Nevertheless, at both the Company and distributor level, we have recently completed or are proceeding with evaluations of EnerBurn in many field trials. As we continue to string together a series of positive evaluations in more industries, we should begin to see more business generated from such results. New trials are either in progress or should be commencing shortly.

Liquidity and Capital Resources

On March 31, 2018, we had working capital deficit of $6,776,000 and a stockholders’ deficit of $6,616,000 compared to a working capital deficit of $6,540,000 and a stockholders’ deficit of $7,531,000 on December 31, 2017. Our continuing deficit levels primarily stems from poor sales. On March 31, 2018, we had $41,000 in cash, total assets of $414,000 and total liabilities of $7,030,000, compared to $19,000 in cash, total assets of $352,000 and total liabilities of $7,883,000 on December 31, 2017.

Net cash used in operating activities was $244,000 for the three months ended March 31, 2018, compared to net cash used in operating activities of $91,000 for the three months ended March 31, 2017. The increased usage of cash used in operating activities during the first quarter of 2018 was largely driven by the payment of certain employees’ salaries, both earned during the period and previously accrued, as well as the payment of certain operating expenses, whereas in the first quarter of 2017, these similar costs were being accrued.

Cash used in investing activities was $0 for the three months ended March 31, 2018 and $1,700 for the three-month period ended March 31, 2017.

Cash provided by financing activities was $266,000 for the three months ended March 31, 2018 with $51,000 provided by the financing of prepaid expenses and $215,000 from shareholder advances for the future purchase of additional common stock as compared to cash provided by financing activities of $91,000 for the three months ended March 31, 2017 which was comprised of proceeds from related party notes and advances.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues we will require additional investment to satisfy our contemplated cash requirements for the next 12 months. No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated. This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy. Management expects that sales should show increases in 2018. No assurances can be made that we will be able to obtain required financial on terms acceptable to us or at all. Our contemplated cash requirements beyond 2018 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of March 31, 2018, such loans and advances from related parties total $1,595,000 as compared to $2,424,000 on December 31, 2017. During the first quarter of 2018, $1,044,000 of these notes and advances along with $108,000 in interest were converted into 5,227,000 shares of the Company’s common stock. Many of these remaining loans are past due and certain others are due on demand. The Company does not expect any of such related parties to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such related parties demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as a result of material weaknesses in our disclosure controls and internal control over financial reporting. The ineffectiveness was due to the following material weaknesses which are indicative of many small companies: (i) all accounting functions are performed by limited accounting personnel; (ii) lack of formalized controls in the financial close process; (iii) general lack of knowledge of generally accepted accounting principles; and (iv) review of monthly, quarterly and yearly consolidated financial statements was not performed at a sufficient level of precision and specificity in order to detect material errors in the financial statements.

Despite the existence of the material weaknesses, we believe that our consolidated financial statements contained in this Form 10-Q fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

Changes in Internal Control over Financial Reporting

There have been no material changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. However, we intend to actively plan for and implement control procedures to improve our overall control environment including but not limited to documenting necessary internal control policies and developing and delivering appropriate internal control training to our personnel. Due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, as well as our limited cash resources, no assurance can be given as to the timing of achievement of remediation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently a party to any pending material legal proceeding nor is it aware of any proceeding contemplated by any individual, company, entity or governmental authority involving the Company.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2018, Thomas Donino and Loren Donino (the wife of Mr. Donino) (together referred to as “Donino”) acquired an aggregate of 5,227,147 shares of common stock in full satisfaction and discharge of certain obligations of the Company with respect to various advances and contributions made by Donino. Such transaction was effected pursuant to a 2017 Consolidated Conversion and Subscription Agreement entered into as of January 31, 2018 (the “2017 Conversion Agreement”) pursuant to which (i) Donino converted $100,000 advanced on July 10, 2010 bearing interest at 8.0% per annum (the “2010 Advance”) into 250,000 shares of common stock at a conversion price of $0.40 per share; (ii) Donino converted $50,000 advanced on December 31, 2012 bearing interest at 8.0% per annum (the (“2012 Advance”) into 166,667 shares of common stock at a conversion price of $0.30 per share; (iii) the Company agreed to issue and Donino agreed to accept 539,230 shares of common stock at $0.20 per share in full payment of accrued and unpaid interest on the 2010 Advance and 2012 Advance which totaled $107,846; (iv) the Company agreed to issue and Donino agreed to accept 800,000 shares of common stock at $0.25 per share in full consideration for an aggregate of $200,000, bearing no interest, contributed to the Company between July 29 and December 2, 2015, and expected to be applied to stock subscriptions to be issued at a future date; (v) the Company agreed to issue and Donino agreed to accept 2,150,000 shares of common stock at $0.20 per share in full consideration for aggregate of $430,000, bearing no interest, contributed to the Company between February 9 and November 30, 2016, and expected to be applied to stock subscriptions to be issued at a future date; and (vi) the Company agreed to issue and Donino agreed to accept 1,321,250 shares of common stock at $0.20 per share in full consideration for an aggregate of $264,250, bearing no interest, contributed to the Company between January 5 and October 24, 2017 and expected to be applied to stock subscriptions to be issued at a future date. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION (Registrant)

Dated: May 25, 2018	By:	/s/ Gary B. Aman
Gary B. Aman
President and Acting Chief Executive Officer
(Principal Executive Officer)

Dated: May 25, 2018	By:	/s/ Richard B. Dicks
Richard B. Dicks
Chief Financial Officer
(Principal Financial Officer)

