Form 10-Q
period 2018-06-30
ENERTECK CORP
filed 2018-08-16
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 36,380,690 outstanding as of August 16, 2018.

ENERTECK CORPORATION

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENERTECK CORPORATION

Index to Financial Information

Period Ended June 30, 2018

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$31,371	$19,373
Inventory	121,676	124,708
Receivables - trade, net	6,953	19,137
Representative advances	10,531	1,471
Prepaid expenses	49,392	18,838
Total current assets	219,923	183,527

Intellectual property	150,000	150,000
Website, net of accumulated amortization of $20,372 and $17,099, respectively	12,366	15,639
Property and equipment, net of accumulated depreciation of $267,648 and $365,741, respectively	2,273	2,959

Total assets	$384,562	$352,125

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$125,989	$130,631
Customer advances	87,500	87,500
Related party notes and advances	1,735,000	1,380,000
Accrued compensation	3,915,571	3,879,284
Accrued interest	1,236,487	1,138,049
Accrued liabilities - other	169,650	107,755
Total current liabilities	7,270,197	6,723,219

Long term liabilities
Deferred lease liability	5,275	7,535
Accrued interest, net of current interest	-	107,846
Stockholder advances, net of current maturities	-	1,044,250
Total Liabilities	$7,275,472	$7,882,850
Commitments and contingencies (Note 7)
Stockholders’ deficit
Preferred stock, $.001 par value, 100,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 100,000,000 shares authorized 36,380,690 and 31,153,543 shares issued and outstanding, respectively	$36,381	$31,154
Additional paid-in capital	29,246,907	28,100,037
Accumulated deficit	(36,174,198)	(35,661,916)
Total stockholders’ deficit	(6,890,910)	(7,530,725)

Total liabilities and stockholders’ deficit	$384,562	$352,125

The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues	$10,427	$87,665	$22,346	$183,448
Cost of goods sold	1,966	16,069	4,759	25,309
Gross profit	8,461	71,596	17,587	158,139

General and administrative expenses:
Wages	133,706	181,488	260,520	330,284
Depreciation and amortization	1,969	1,871	3,960	3,922
Stock based compensation	-	4,251	-	10,568
Other selling, general and administrative expenses	79,186	102,958	154,436	175,466
Total expenses	214,861	290,568	418,916	520,240
Operating loss	(206,400)	(218,972)	(401,329)	(362,101)

Interest income	-	1	31	1
Other expense	(23,188)	-	(5,978)	(2,214)
Interest expense	(45,190)	(51,972)	(105,006)	(108,637)
Net loss	$(274,778)	$(270,943)	$(512,282)	$(472,951)

Net loss per share: basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	36,380,689	30,653,543	34,070,349	30,653,543

The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2017
Net loss	$(512,282)	$(472,951)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,959	3,922
Common stock issued for services	-	10,568
Changes in operating assets and liabilities:
Accounts receivable	12,184	(1,164)
Representative advances	(9,060)	-
Deferred liability	(2,260)	-
Inventory	3,032	(9,817)
Prepaid expenses	(30,554)	(29,398)
Accounts payable	(4,642)	20,082
Accrued interest payable	98,438	103,231
Accrued liabilities	47,083	167,852
Net cash used in operating activities	$(394,102)	$(207,675)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	(1,659)
Cash used in investing activities.	-	(1,659)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from financing prepaid insurance	51,100	-
Proceeds from related party notes and advances	355,000	211,250
Net cash from financing activities	406,100	211,250

NET CHANGE IN CASH AND CASH EQUIVALENTS	$11,998	$1,916
Cash and cash equivalents, beginning of period	19,373	6,372
Cash and cash equivalents, end of period	$31,371	$8,288

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

Segment Reporting

The Company has one operating segment based on the guidelines of ASC 280, Segment Reporting. The chief operating decision maker considers the marketing of EnerBurn to be the main factor by which operating segments are determined. All revenues, profit and loss metrics, and assets of the operating segment are consistent with the consolidated financial information presented with the unaudited condensed consolidated financial statements as well as the notes thereto.

Inventory

Inventory primarily consists of market ready EnerBurn plus raw materials required to manufacture the products. With the adoption of ASU 2015-11, inventory is valued at the lower of cost or net realizable value, using the average cost method.

Finished product costs amounted to approximately $51,000 and $52,000 at June 30, 2018 and December 31, 2017, respectively, and includes required blending costs to bring our products to their finished state.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed, and the account is deemed uncollectible. Management has provided allowances for doubtful accounts of $51,000 as of both June 30, 2018 and December 31, 2017.

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

While the Company has had some direct customers over the years, the principal method of selling our product EnerBurn is through the use of independent distributors, for both domestic and international markets. The transaction price for each sale is explicitly stated within the contract with a customer. The Company does not accept returns nor does it provide warranty on its product’s performance, as control of performance is based on the proper utilization by the final user. Normal payment terms for domestic sales to both customers and distributors shipping within the United States are net 30 days. All foreign shipments are cash in advance of shipment from our location. The Company’s sole performance obligation to our customers and distributors is the manufacturing and shipment of EnerBurn. Revenues from sales of the Company’s product are recognized at the point when a customer order has been completed and shipped. Sales of all product are f.o.b. shipping point, with the distributors responsible for the freight and delivery. Revenue from shipments to related party distributors is recognized when our product is sold to unrelated third-party customers. All negotiation on sales contracts between the individual distributor and end customer and are the responsibility of the individual distributor and the amount of mark up above the distributors’ wholesale price per unit is the purview of the distributor.

In the following table, product sales, all of which were domestic, no disaggregation was required for the three and six months ended June 30:

	2018	2017
Product sales - domestic	$22,346	$183,448
Product sales - foreign	--	--

Total product sales	$22,346	$183,448

As stated above, the Company does not accept returns nor does it provide warranty on its product’s performance, as control of performance is based on the proper utilization by the final user. The Company periodically tests the product manufactured prior to shipment for its proprietary quality standards and guarantees to the distributors that the product will always maintain the level of strict quality standard that is integral to the performance of its product for the end customer. The Company will provide a Certificate of Analysis, (“C of A”) on each shipment of its product, if requested for the customer. The C of A provides proof that the product is manufactured to meet chemical specifications that insure performance standards.

Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three and six months ended June 30, 2018, the Company incurred recurring net losses of approximately $275,000 and $512,000, respectively, as compared to $271,000 and $473,000 for the same periods in 2017. Further, most of the Company’s notes payable are overdue and payment may be demanded at any time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 2 - LOSS PER COMMON SHARE

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. The calculation of diluted weighted-average shares outstanding for the three and six months ended June 30, 2018 and June 30, 2017, respectively, excludes 1,200,879 and 4,986,334 shares and 1,200,879 and 5,153,001 shares issuable upon the exercise of outstanding stock options and warrants because their effect would be anti-dilutive. Further, the calculation of diluted weighted-average shares outstanding for the three and six months ended June 30, 2018 and June 30, 2017 exclude potential shares related to the outstanding convertible notes payable, which if converted, would be anti-dilutive and would have a significant impact on the total number of shares outstanding, once exercised.

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

NOTE 4 - STOCK WARRANTS AND OPTIONS

Stock Warrants

No warrants were issued or exercised during the six months ended June 30, 2018 and 2017. No warrants expired during the six months ended June 30, 2018. A total of 166,667 warrants expired during the six months ended June 30, 2017.

Warrants outstanding and exercisable as of June 30, 2018 were:

		Weighted	Exercisable
	Number of	Average	Number of
Exercise Price	Warrants	Remaining Life	Warrant
$0.60	3,590,000	2.9	3,590,000
$0.75	100,000	3.2	100,000
$0.50	546,334	2.4	546,334
$0.30	750,000	3.4	750,000

	4,986,334		4,986,334

Stock Options

In September 2003, shareholders of the Company approved an employee stock option plan (the “2003 Option Plan”) authorizing the issuance of options to purchase up to 1,000,000 shares of common stock. The 2003 Option Plan is intended to give the Company greater ability to attract, retain, and motivate officers, key employees, directors and consultants; and is intended to provide the Company with the ability to provide incentives more directly linked to the success of the Company’s business and increases in shareholder value. During the third quarter of 2013, the board of directors increased the number of shares reserved for issuance under the 2003 Option Plan from 1,000,000 to 1,250,000. To date, while no shares of common stock have been issued under the employee option plan, 1,200,879 options are currently outstanding at June 30, 2018.

No employee options were issued during the six months ended June 30, 2018 and 2017.

Subsequent to quarter closing date of June 30, 2018, on July 6, 2018, the company Board of Directors granted a five (5) year extension 365,867 employee stock options at their original price of $0.35 per share of common until July 19, 2023. The overall number of options outstanding at that date 1,092,545 shares of common stock. The overall weighted average of the active employee options rose from 1.3 years to 2.5 years

Information regarding activity for stock options under our plan is as follows as of June 30:

	2018		2017
		Weighted		Weighted
		Average		average
	Number of	Exercise	Number of	exercise
	shares	Price	shares	price

Outstanding at beginning of year	1,200,879	$0.38	1,200,879	$0.38
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited/expired	-	-	-	-

Outstanding at June 30	1,200,879	$0.38	1,200,879	$0.38

Options exercisable at end of year	1,200,879	1,200,879
Non-vested options at end of year	-	-
Weighted-average
Remaining contractual term – all options	.8 yrs.	1.3 yrs.
Weighted-average
Remaining contractual term – vested options	.8 yrs.	1.3 yrs.
Fair value of options vested during the year	$-	$-
Aggregate intrinsic value	$-	$-

NOTE 5 - INCOME TAXES

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (“U.S. Tax Reform”), which enacts a wide range of changes to the U.S. Corporate income tax system. The impact of U.S. Tax Reform primarily represents our estimates of revaluing our U.S. deferred tax assets and liabilities based on the rates at which they are expected to be recognized in the future. For U.S. federal purposes the corporate statutory income tax rate was reduced from 35% to 21%, effective for the 2018 tax year. Based on our historical financial performance, we have a net deferred tax asset position that we have remeasured at the lower corporate rate of 21%.

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

During 2015, such shareholder/director contributed $200,000 to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. This amount has been recorded as additional notes payable. During the first quarter of 2018, the Company agreed to issue, and the shareholder/director agreed to accept 800,000 shares of common stock in full consideration for the total amount of $200,000 contributed in 2015. See Note 3 – Stockholders’ Equity.

During 2016, such shareholder/director contributed $430,000 and a second shareholder/director contributed an additional $9,000, respectively, to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. These amounts have been recorded as additional notes payable. During the first quarter of 2018, the Company agreed to issue, and the shareholder/director agreed to accept 2,150,000 shares of common stock in full consideration for the total amount of $430,000 contributed in 2016. See Note 3 – Stockholders’ Equity.

During 2017, such shareholder/director contributed $264,250 and a second shareholder/director contributed an additional $1,000, respectively, to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. During the first quarter of 2018, the Company agreed to issue, and the shareholder/director agreed to accept 1,321,250 shares of common stock in full consideration for the total amount of $264,250 contributed in 2017. See Note 3 – Stockholders’ Equity.

During the first six months of 2018, a shareholder/director advanced $355,000 to the Company for working capital requirements. The Company expects amounts advanced will be either (i) applied against a stock subscription to be issued at a future date or (ii) repaid at a future date as the parties shall determine. Until otherwise agreed, such amounts advanced have been recorded as an additional note payable bearing no interest.

The Company determined it is not practicable to estimate the fair value of outstanding debt as of June 30, 2018 and December 31, 2017, as the outstanding debt is private, there is no clarity as to when interest payments or principal payments will ultimately be made (or be called by the debt holders), and the Company lacks the internal expertise to calculate fair value of these debt instruments and would incur excessive costs to obtain a third-party valuation.

Other related party transactions

As of June 30, 2018, and December 31, 2017, the Company owed approximately $3.9 million and $3.9 million, respectively, to its chief executive officer and other employees of the Company. The CEO and employees agreed to salary deferrals pending available resources to make such payments.

One of the Company’s shareholders owns 100% of BATL Trading, Inc., which is a distributor of EnerBurn. There were no sales to BATL Trading, Inc. during the six months ended June 30, 2018. There were $41,250 in sales to BATL Trading, Inc. during the six months ended June 30, 2017.

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

Rent expense for the six months ended June 30, 2018 and 2017 totaled $25,207 and $25,415, respectively.

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

NOTE 9 - SUBSEQUENT EVENTS

On July 7, 2018, the Board of Directors authorized and approved the extension of the expiration dates of certain options to acquire 365,867 shares of common stock which were due to expire July 19, 2018 for an additional period of five years from their current expiration dates.

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

Such statements are not a guarantee of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among other things, general economic conditions; cyclical factors affecting our industry; lack of growth in our industry; our ability to comply with government regulations; a failure to manage our business effectively; our ability to sell products at profitable yet competitive prices; and other risks and factors set forth from time to time in our filings with the Securities and Exchange Commission.

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

Results of Operations

Revenues

We recorded $10,000 and $22,000 sales revenues for the three months and six months ended June 30, 2018, respectively, compared to sales revenues of $88,000 and $183,000 for the three and six months ended June 30, 2017, respectively. As testing is either underway or completed with several potential new customers and in new areas with existing customers, it is expected that the remainder of 2018 should show improvement.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $8,000 for the three month and $18,000 for the six-month periods ended June 30, 2018, respectively. This amounts to 78.7% of sales for the six-month periods ended June 30, 2018, as compared to $72,000 for the three months and $158,000 for the six months ended June 30, 2017, which was 86.2% for the six-month period ended June 30, 2017. Even though the overall volumes decreased, we feel confident that there will be an improvement in the gross profits and percentage as the year proceeds, as several recently completed successful tests have just reached the negotiation stage and our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $2,000 for the three-month period and $5,000 for the six-month period ended June 30, 2018, which represented 21.3% of revenues as compared to was $16,000 for the three-month period and $25,000 for the six-month period ended June 30, 2017, which represented 13.8%, respectively.

Costs and Expenses

Operating expenses were $215,000 for the three months and $419,000 for the six-month periods ended June 30, 2018, respectively, as compared to $291,000 for the three months and $520,000 for the six-month periods ended June 30, 2017, respectively, with the variations principally caused by a decrease in total payroll and stock-based compensation. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses.

Net Loss

We reported a net loss of $275,000 during the three months and $512,000 for the six months ended June 30, 2018, as compared to net losses of $271,000 for the three months and $473,000 for the six months ended June 30, 2017. We believe that current sales activity will increase for the remainder of the 2018 calendar year due to the success of certain recently completed testing and negotiations for and with new customers.

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

The majority of our marketing effort since 2005 has been directed at targeting and gaining a foothold in one of several major target areas, including the inland marine diesel market, trucking, heavy construction and mining. Management concedes that sales revenues for the first six months of 2018, the calendar year 2017 and prior years have been considerably less than earlier anticipated. One of the issues we have faced in recent years has been the very long timeline from initial contact to contract signing subsequent to completion of an evaluation. Although we believe that many times in the past we have proven the benefits of EnerBurn, various evaluating companies have opted not to move forward for a variety of reasons which we believe were beyond our control.

Nevertheless, at both the Company and distributor level, we have recently completed or are proceeding with evaluations of EnerBurn in many field trials. As we continue to string together a series of positive evaluations in more industries, we should begin to see more business generated from such results. New trials are either in progress or should be commencing shortly.

Liquidity and Capital Resources

On June 30, 2018, we had working capital deficit of $7,050,000 and a stockholders’ deficit of $6,891,000 compared to a working capital deficit of $6,540,000 and a stockholders’ deficit of $7,531,000 on December 31, 2017. Our continuing deficit levels primarily stems from poor sales. On June 30, 2018, we had $31,000 in cash, total assets of $385,000 and total liabilities of $7,275,000, compared to $19,000 in cash, total assets of $352,000 and total liabilities of $7,883,000 on December 31, 2017.

Net cash used in operating activities was $394,000 for the six months ended June 30, 2018, compared to net cash used in operating activities of $208,000 for the six months ended June 30, 2017. The increased usage of cash used in operating activities during the first and second quarters of 2018 was largely driven by the payment of certain employees’ salaries, both earned during the period and previously accrued, as well as the payment of certain operating expenses, whereas in the first and second quarters of 2017, most of these similar costs were being accrued.

Cash used in investing activities was $0 for the six months ended June 30, 2018 and $1,700 for the six-month period ended June 30, 2017.

Cash provided by financing activities was $406,000 for the six months ended June 30, 2018 with $51,000 provided by the financing of prepaid expenses and $355,000 from shareholder advances for the future purchase of additional common stock as compared to cash provided by financing activities of $211,000 for the six months ended June 30, 2017 which was comprised of proceeds from related party notes and advances.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues we will require additional investment to satisfy our contemplated cash requirements for the next 12 months. No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated. This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy. Management expects that sales should show increases in the second half of 2018. No assurances can be made that we will be able to obtain required financial on terms acceptable to us or at all. Our contemplated cash requirements beyond 2018 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of June 30, 2018, such loans and advances from related parties total $1,735,000 as compared to $1,380,000 on December 31, 2017. During the first quarter of 2018, $1,044,000 of these notes and advances along with $108,000 in interest were converted into 5,227,147 shares of the Company’s common stock. Many of these remaining loans are past due and certain others are due on demand. The Company does not expect any of such related parties to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such related parties demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as a result of material weaknesses in our disclosure controls and internal control over financial reporting. The ineffectiveness was due to the following material weaknesses which are indicative of many small companies: (i) all accounting functions are performed by limited accounting personnel; (ii) lack of formalized controls in the financial close process; (iii) general lack of knowledge of generally accepted accounting principles; and (iv) review of monthly, quarterly and yearly consolidated financial statements was not performed at a sufficient level of precision and specificity in order to detect material errors in the financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION (Registrant)

Dated: August 16, 2018	By:	/s/ Gary B. Aman
Gary B. Aman, President and Acting Chief Executive Officer (Principal Executive Officer)

Dated: August 16, 2018	By:	/s/ Richard B. Dicks
Richard B. Dicks, Chief Financial Officer (Principal Financial Officer)

