Form 10-Q
period 2018-09-30
ENERTECK CORP
filed 2018-11-14
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 36,380,690 outstanding as of November 14, 2018.

ENERTECK CORPORATION

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENERTECK CORPORATION

Index to Financial Information

Period Ended September 30, 2018

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$20,971	$19,373
Inventory	104,782	124,708
Receivables - trade, net	2,621	19,137
Representative advances	19,031	1,471
Prepaid expenses	30,140	18,838
Total current assets	177,545	183,527

Intellectual property	150,000	150,000
Website, net of accumulated amortization of $22,009 and $17,099, respectively	10,729	15,639
Property and equipment, net of accumulated depreciation of $ 267,980 and $365,741, respectively	1,941	2,959

Total assets	$340,215	$352,125

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$133,421	$130,631
Customer advances	50,900	87,500
Related party notes and advances	1,772,500	1,380,000
Accrued compensation	3,968,076	3,879,284
Accrued interest	1,290,502	1,138,049
Accrued liabilities - other	150,462	107,755
Total current liabilities	7,365,861	6,723,219

Long term liabilities
Deferred lease liability	4,145	7,535
Accrued interest, net of current interest	-	107,846
Stockholder advances, net of current maturities	-	1,044,250
Total Liabilities	$7,370,006	$7,882,850
Commitments and contingencies (Note 7)
Stockholders’ deficit
Preferred stock, $.001 par value, 100,000,000 shares authorized, none issued	--	-
Common stock, $.001 par value, 100,000,000 shares authorized 36,380,690 and 31,153,543 shares issued and outstanding, respectively	$36,381	$31,154
Additional paid-in capital	29,293,021	28,100,037
Accumulated deficit	(36,359,193)	(35,661,916)
Total stockholders’ deficit	(7,029,791)	(7,530,725)

Total liabilities and stockholders’ deficit	$340,215	$352,125

The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$133,371	$58,799	$155,717	$242,247
Cost of goods sold	33,039	12,124	37,798	37,434
Gross profit	100,332	46,675	117,919	204,813

General and administrative expenses:
Wages	132,400	149,461	392,920	479,871
Depreciation and amortization	1,969	2,036	5,929	5,958
Stock based compensation	46,116	4,251	46,116	14,818
Other selling, general and administrative expenses	67,381	59,497	221,330	234,326
Total expenses	247,866	215,245	666,295	734,973
Operating loss	(147,534)	(168,570)	(548,376)	(530,160)

Interest income	$-	$8	$43	$9
Other income (expense)	16,542	923	10,077	(1,801)
Interest expense	(54,015)	(53,632)	(159,021)	(162,268)
Net loss	$(185,007)	$(221,271)	$(697,277)	$(694,220)

Net loss per share: Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	36,380,690	31,035,895	34,848,925	30,706,967

The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years Ended September 30, 2018 and December 31, 2017

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2016	30,653,543	$30,654	$27,981,469	$(34,725,397)	$(6,713,274)

Sale of stock	500,000	500	99,500		100,000
Vesting of options			19,068		19,068
Net loss				(936,519)	(936,519)
Balances, December 31, 2017	31,153,543	31,154	28,100,037	(35,661,916)	(7,530,725)

Stockholder advance conversion	5,227,147	5,227	1,146,868		1,152,095
Extension employee options			31,791		31,791
Issue employee stock options			14,325		14,325
Net loss				(697,277)	(697,277)

Balances, September 30, 2018	36,380,690	36,381	29,293,021	(36,359,193)	(7,029,791)

The accompanying notes are an integral part of these consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(697,277)	$(694,220)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	5,928	5,958
Options issued for employee plan	46,116	14,818
Changes in operating assets and liabilities:
Accounts receivable	16,516	9,102
Representative advances	(17,560)	(1,000)
Employee advances	-	860
Deferred liability	(3,390)	-
Inventory	19,926	1,394
Prepaid expenses	(11,302)	(13,950)
Customer deposits	(36,600)	-
Accounts payable	2,790	(35,530)
Accrued interest payable	152,453	156,862
Accrued liabilities	80,398	242,507
Net cash used in operating activities	(442,002)	(313,199)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures.	-	(2,407)
Cash used in investing activities.	-	(2,407)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from financing prepaid insurance	51,100	-
Proceeds from sale of common stock	-	100,000
Proceeds from related party notes and advances	392,500	214,250
Net cash provided by financing activities	443,600	314,250

NET CHANGE IN CASH AND CASH EQUIVALENTS	$1,598	$(1,356)
Cash and cash equivalents, beginning of period	19,373	6,372
Cash and cash equivalents, end of period	$20,971	$5,016

The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION and SUBSIDIARY,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Enerteck Corporation (“Enerteck”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in EnerTeck’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2017 as reported in the Form 10-K have been omitted. In preparing the accompanying condensed unaudited interim consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed unaudited interim consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates.

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

Finished product costs amounted to approximately $32,000 and $52,000 at September 30, 2018 and December 31, 2017, respectively, and includes required blending costs to bring our products to their finished state.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed, and the account is deemed uncollectible. Management has provided allowances for doubtful accounts of approximately $51,000 as of both September 30, 2018 and December 31, 2017.

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

In the following table, product sales have disaggregation for the nine months ended September 30:

	2018	2017
Product sales - domestic	$26,467	$242,247
Product sales - foreign	129,250	--

Total product sales	$155,717	$242,247

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

Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three and nine months ended September 30, 2018, the Company incurred recurring net losses of approximately $185,000 and $697,000, respectively, as compared to $221,000 and $694,000 for the same periods in 2017. Further, most of the Company’s notes payable are overdue and payment may be demanded at any time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. The calculation of diluted weighted-average shares outstanding for the three and nine months ended September 30, 2018 and September 30, 2017, respectively, excludes 1,257,555 and 4,986,334 shares and 1,200,879 and 4,986,334 shares issuable upon the exercise of outstanding stock options and warrants because their effect would be anti-dilutive. Further, the calculation of diluted weighted-average shares outstanding for the three and nine months ended September 30, 2018 and September 30, 2017 exclude potential shares related to the outstanding convertible notes payable, which if converted, would be anti-dilutive and would have a significant impact on the total number of shares outstanding, once exercised.

NOTE 3 - STOCKHOLDERS’ EQUITY

During the first quarter of 2018, the Company issued 5,227,147 shares of common stock to a shareholder/director in full satisfaction and discharge of certain obligations of the Company with respect to various advances and contributions made by such shareholder/director. The Company accounted for this related party transaction as a capital contribution and, accordingly, did not recognize gain or loss in the condensed consolidated statements of operations. Such transaction was effected pursuant to a 2017 Consolidated Conversion and Subscription Agreement entered into as of January 31, 2018 (the “2017 Conversion Agreement”) pursuant to which (i) such shareholder/director converted $100,000 advanced on July 10, 2010 bearing interest at 8.0% per annum (the “2010 Advance”) into 250,000 shares of common stock at a conversion price of $0.40 per share; (ii) such shareholder/director converted $50,000 advanced on December 31, 2012 bearing interest at 8.0% per annum (the “2012 Advance”) into 166,667 shares of common stock at a conversion price of $0.30 per share; (iii) the Company agreed to issue and such shareholder/director agreed to accept 539,230 shares of common stock at $0.20 per share in full payment of accrued and unpaid interest on the 2010 Advance and 2012 Advance which totaled $107,846; (iv) the Company agreed to issue and such shareholder/director agreed to accept 800,000 shares of common stock at $0.25 per share in full consideration for an aggregate of $200,000, bearing no interest, contributed to the Company between July 29 and December 2, 2015, and expected to be applied to stock subscriptions to be issued at a future date; (v) the Company agreed to issue and such shareholder/director agreed to accept 2,150,000 shares of common stock at $0.20 per share in full consideration for aggregate of $430,000, bearing no interest, contributed to the Company between February 9 and November 30, 2016, and expected to be applied to stock subscriptions to be issued at a future date; and (vi) the Company agreed to issue and such shareholder/director agreed to accept 1,321,250 shares of common stock at $0.20 per share in full consideration for an aggregate of $264,250, bearing no interest, contributed to the Company between January 5 and October 24, 2017 and expected to be applied to stock subscriptions to be issued at a future date. During the third quarter of 2017, the Company issued 500,000 shares of common stock to two accredited investors for an aggregate of $100,000 received in a private placement offering of common stock at $0.20 per share.

NOTE 4 – STOCK WARRANTS AND OPTIONS

Stock Warrants

No warrants were issued or exercised during the nine months ended September 30, 2018 and 2017. No warrants expired during the nine months ended September 30, 2018. A total of 166,667 warrants expired during the nine months ended September 30, 2017.

Warrants outstanding and exercisable as of September 30, 2018 were:

Exercise Price	Number of Warrants	Weighted Average Remaining Life	Exercisable Number of Warrant
$0.60	3,590,000	2.7	3,590,000
$0.75	100,000	2.9	100,000
$0.50	546,334	1.8	546,334
$0.30	750,000	3.1	750,000

	4,986,334		4,986,334

Stock Options

In September 2003, shareholders of the Company approved an employee stock option plan (the “2003 Option Plan”) authorizing the issuance of options to purchase up to 1,000,000 shares of common stock. The 2003 Option Plan is intended to give the Company greater ability to attract, retain, and motivate officers, key employees, directors and consultants; and is intended to provide the Company with the ability to provide incentives more directly linked to the success of the Company’s business and increases in shareholder value. During the third quarter of 2013, the board of directors increased the number of shares reserved for issuance under the 2003 Option Plan from 1,000,000 to 1,250,000 which was increased by the board to 1,750,000 during the third quarter of 2018.

On July 7, 2018, the Board of Directors authorized and approved the extension of the expiration dates of certain options issued to three employees to acquire 365,867 shares of common stock which were due to expire July 19, 2018 for an additional period of five years from the current expiration dates. Such options which were issued under our 2003 Option Plan have an exercise price of $0.35 per share.

On September 28, 2018 options to acquire 165,010 shares were issued under our 2003 Option Plan to four employees which are immediately exercisable. These options have an exercise price of $0.20 per share and expire in five years from their issue date.

There were 165,010 options issued during the nine months ended September 30, 2018. No options expired during such periods, except options to acquire 108,334 shares, issued to a former employee, who is now deceased, which expired in July 2018. The overall weighted average of the active employee options rose to 2.9 years as of September 30, 2018.

The fair value of options extended during 2018 was $31,791 at the date of grant and was recognized along with $14,325 fair value for the newly issued employee options as non-cash compensation for the years ended December 31, 2018 and 2017 as estimated using the Black-Scholes Model with the following weighted average assumptions:

2018

Expected dividend yield	0.0%
Expected term	5 yrs
Expected volatility	148%
Risk-free interest rate	1.67%
Fair value per option	$.09

Information regarding activity for stock options under our plan is as follows as of September 30:

	2018		2017
		Weighted		Weighted
		Average		average
	Number of	Exercise	Number of	exercise
	shares	Price	shares	price

Outstanding at beginning of year	1,200,879	$0.38	1,200,879	$0.38
Options granted	165,010	$0.20	-	-
Options exercised	-	-	-	-
Options forfeited/expired	108,334	0.35	-	-

Outstanding at September 30	1,257,555	$0.36	1,200,879	$0.38

Options exercisable at end of period	1,257,555		1,200,879
Non-vested options at end of period	-		-
Weighted-average
Remaining contractual term – all options	2.9 yrs.		1.3 yrs.
Weighted-average
Remaining contractual term – vested options	2.9 yrs.		1.3 yrs.
Fair value of options vested during the period	$46,116		$-
Aggregate intrinsic value	$-		$-

NOTE 5- INCOME TAXES

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (“U.S. Tax Reform”), which enacts a wide range of changes to the U.S. Corporate income tax system. The impact of U.S. Tax Reform primarily represents our estimates of revaluing our U.S. deferred tax assets and liabilities based on the rates at which they are expected to be recognized in the future. For U.S. federal purposes the corporate statutory income tax rate was reduced from 35% to 21%, effective for the 2018 tax year. Based on our historical financial performance, we have a net deferred tax asset position that we have re-measured at the lower corporate rate of 21%.

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

During the first nine months of 2018, a shareholder/director advanced $355,000 to the Company for working capital requirements. In addition, the Company reclassified a previous customer deposit of $37,500 originally received from a shareholder/director, made on behalf of a now deceased distributor, from customer deposits to shareholder deposits, as the original projected sale in question is no longer viable. The Company expects amounts advanced will be either (i) applied against a stock subscription to be issued at a future date or (ii) repaid at a future date as the parties shall determine. Until otherwise agreed, such amounts advanced have been recorded as an additional payable bearing no interest.

The Company determined it is not practicable to estimate the fair value of outstanding debt as of September 30, 2018 and December 31, 2017, as the outstanding debt is private, there is no clarity as to when interest payments or principal payments will ultimately be made (or be called by the debt holders), and the Company lacks the internal expertise to calculate fair value of these debt instruments and would incur excessive costs to obtain a third-party valuation.

Other related party transactions

As of September 30, 2018, and December 31, 2017, the Company owed approximately $3.9 million to its chief executive officer and other employees of the Company. The CEO and employees agreed to salary deferrals pending available resources to make such payments.

One of the Company’s shareholders owns 100% of BATL Trading, Inc., which is a distributor of EnerBurn. There were no sales to BATL Trading, Inc. during the nine months ended September 30, 2018.

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

Rent expense for the nine months ended September 30, 2018 and 2017 totaled $37,784 and $38,122, respectively.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The update is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company does not currently believe the impact of this guidance will be material on its consolidated financial statements.

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

NOTE 9 – SUBSEQUENT EVENTS

There have been no material subsequent events after the close of the quarter ended September 30, 2018.

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

EnerTeck Sub, our wholly owned operating subsidiary, was incorporated in the State of Texas on November 29, 2000. It was formed for the purpose of commercializing a diesel fuel specific combustion catalyst known as EnerBurn (TM), as well as other combustion enhancement and emission reduction technologies. Nalco/Exxon Energy Chemicals, L.P. (“Nalco/Exxon L.P.”), a joint venture between Nalco Chemical Corporation and Exxon Corporation commercially introduced EnerBurn in 1998. When Nalco/Exxon L.P. went through an ownership change in 2000, our founder, Dwaine Reese, formed EnerTeck Sub. It acquired the EnerBurn trademark and related assets and took over the Nalco/Exxon L.P. relationship with the EnerBurn blender at that time.

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

Results of Operations

Revenues

We recorded $133,000 and $156,000 sales revenues for the three months and nine months ended September 30, 2018, respectively, compared to sales revenues of $59,000 and $242,000 for the three and nine months ended September 30, 2017, respectively. As testing is either underway or completed with several potential new customers and in new areas with existing customers, it is expected that the remainder of 2018 should show improvement.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $100,000 and $118,000 for the three month and nine-month periods ended September 30, 2018, respectively. This amounts to 75.2% and 75.7% of sales for the three months and nine months ended September 30, 2018, respectively, as compared to $47,000 and $205,000 for the three months and nine months ended September 30, 2017, which was 79.4 % and 84.5% for the nine-month period ended September 30, 2017. Even though the overall volumes decreased for the nine months ended September 30, 2018, we feel confident that there will be an improvement in the gross profits and percentage as the year proceeds, as several recently completed successful tests have just reached the negotiation stage and our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $33,000 and $38,000 for the three-month and nine months ended September 30, 2018, which represented 24.8% of revenues for the three months and 24.3% for the nine months, respectively, as compared to $12,000 and $37,000 for the three months and nine months ended September 30, 2017, which represented 20.6% and 15.5% of sales, respectively during 2017.

Costs and Expenses

Operating expenses were $248,000 and $666,000 for the three months and nine months ended September 30, 2018, respectively, as compared to $215,000 for the three months and $735,000 for the nine months ended September 30, 2017, respectively, with the variations during the nine month period, caused by a decrease in total payroll and stock-based compensation. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses.

Net Loss

We reported a net loss of $185,000 and $697,000 for the three months and nine months ended September 30, 2018, respectively, as compared to net losses of $221,000 and $694,000 for the three months and nine months ended September 30, 2017. Included in this loss was the extension of previously issued options valued at approximately $32,000 and the issuance of new employee stock options valued at approximately of $14,000 during the third quarter of 2018. The expectation is that sales will increase for the remainder of the 2018 calendar year due to the success of certain completed testing and negotiations for and with new customers.

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

The majority of our marketing effort since 2005 has been directed at targeting and gaining a foothold in one of several major target areas, including the inland marine diesel market, trucking, heavy construction and mining. Management concedes that sales revenues for the first nine months of 2018, the calendar year 2017 and prior years have been considerably less than earlier anticipated. One of the issues we have faced in recent years has been the very long timeline from initial contact to contract signing subsequent to completion of an evaluation. Although we believe that many times in the past, we have proven the benefits of EnerBurn, various evaluating companies have opted not to move forward for a variety of reasons which we believe were beyond our control.

Nevertheless, at both the Company and distributor level, we have recently completed or are proceeding with evaluations of EnerBurn in many field trials. As we continue to string together a series of positive evaluations in more industries, we should begin to see more business generated from such results. New trials are either in progress or should be commencing shortly.

Liquidity and Capital Resources

On September 30, 2018, we had working capital deficit of $7,188,000 and a stockholders’ deficit of $7,030,000 compared to a working capital deficit of $6,540,000 and a stockholders’ deficit of $7,531,000 on December 31, 2017. Our continuing deficit levels primarily stems from poor sales. On September 30, 2018, we had $21,000 in cash, total assets of $340,000 and total liabilities of $7,370,000, compared to $19,000 in cash, total assets of $352,000 and total liabilities of $7,883,000 on December 31, 2017.

Net cash used in operating activities was $442,000 for the nine months ended September 30, 2018, compared to net cash used in operating activities of $313,000 for the nine months ended September 30, 2017. The increased usage of cash used in operating activities during the first nine months of 2018 was largely driven by the payment of certain employees’ salaries, both earned during the period and previously accrued, as well as the payment of certain operating expenses, whereas in the first nine months of 2017, most of these similar costs were being accrued.

Cash used in investing activities was $0 for the nine months ended September 30, 2018 and $2,400 for the nine-month period ended September 30, 2017.

Cash provided by financing activities was $444,000 for the nine months ended September 30, 2018 with $51,000 provided by the financing of prepaid expenses and $393,000 from shareholder advances for the future purchase of additional common stock as compared to cash provided by financing activities of $314,000 for the nine months ended September 30, 2017 which was comprised of proceeds from stock sales of $100,000 and $214,000 of related party notes and advances.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues, we will require additional investment to satisfy our contemplated cash requirements for the next 12 months. No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated. This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy. Management expects that sales should show increases in the fourth quarter of 2018 and into 2019. No assurances can be made that we will be able to obtain required financial backing on terms acceptable to us or at all. Our contemplated cash requirements beyond 2018 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of September 30, 2018, such loans and advances from related parties total $1,773,000 as compared to $1,380,000 on December 31, 2017. During the first quarter of 2018, $1,044,000 of these notes and advances along with $108,000 in interest were converted into 5,227,147 shares of the Company’s common stock. Many of these remaining loans are past due and certain others are due on demand. The Company does not expect any of such related parties to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such related parties demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as a result of material weaknesses in our disclosure controls and internal control over financial reporting. The ineffectiveness was due to the following material weaknesses which are indicative of many small companies: (i) all accounting functions are performed by limited accounting personnel; (ii) lack of formalized controls in the financial close process; (iii) general lack of knowledge of generally accepted accounting principles; and (iv) review of monthly, quarterly and yearly consolidated financial statements was not performed at a sufficient level of precision and specificity in order to detect material errors in the financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements Changes in Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION
(Registrant)

Dated: November 14, 2018	By:	/s/ Gary B. Aman
Gary B. Aman,
President and Acting Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2018	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)

