Form 10-K
period 2018-12-31
ENERTECK CORP
filed 2019-03-29
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (15,286,078) as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,834,000. The number of shares outstanding of the Common Stock ($.001 par value) of the registrant as of the close of business on March 29, 2019 was 36,380,690.

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

Since the first quarter of 2011, we have owned a 40% membership interest in an entity called EnerTeck Environmental, LLC, which was formed for the purpose of marketing and selling a diesel fuel emission reduction technology with the creators of such specific technology. Such company is presently inactive with no business operations (see “Business of the Company and Current Operations” below).

Our principal place of business is located at 10701 Corporate Drive, Suite 150, Stafford, Texas 77477. Our telephone number is (281) 240-1787. Our corporate website address is http://www.enerteckchemical.com. Our common stock is listed on the Pink Open Market, officially part of the OTC Market Group’s OTC Link quotation system, under the symbol “ETCK”.

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

A substantial portion of the last few years was spent redirecting our marketing emphasis for our primary product, EnerBurn, to solidify our major customers and expanding to newer, more innovative areas. As such, we have created marketing alliances domestically and internationally with outside marketing groups, including Petro-Chem Industries Inc. a marketing firm based in Houston, working in both the domestic and foreign markets. In addition, we have other groups currently under negotiation.

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

•	An EnerBurn proof of performance demonstration of a long-haul truck fleet began in August of 1998. The number of trucks treated with EnerBurn exceeded 3,000-Century Class Freightliners, most of that were equipped with Caterpillar or similar type engines. This company s measurable fuel savings averaged 10.4% over a 3 plus year period while using EnerBurn, resulting in annual fuel savings in excess of $6.5 million. In addition, the company s maintenance department observed significant reductions in metal loss in crankcase wear-parts, although they did not attempt to quantify the value of this phenomenon.

•	A fleet of 24 three-year-old 1400 horsepower Morrison Knudson MK1500 locomotives with Caterpillar 3512 diesel engines were used for a 12-month proof of performance demonstration of the effectiveness of EnerBurn. This demonstration started on July 1, 1999 and clearly documented a 10.8% reduction in fuel consumption and a 9.5% reduction in Brake Specific Fuel Consumption (“BSFC”). The demonstration also reflected a significant reduction in engine wear, confirmed by a 56% reduction in copper content of the lube oil.

•	Three maritime vessels were selected from a large fleet, based on size and typical routes for accessibility of regular fueling at this company’s bulk fueling barge. A proof of performance protocol was developed under the guidance and supervision of this company’s management. The base line demonstration commenced on July 11, 2001 and the final demonstration was performed on February 28, 2002. One of the three demonstration vessels represented an untreated placebo; two were treated with EnerBurn. The two treated vessels exhibited a measured reduction in fuel consumption of 7% and 9.9%, while the untreated placebo experienced nearly a 10% increase in fuel consumption. Additionally, five vessels with different diesel engines were selected for proof of performance under the same protocols yielding results in excess of 10% in fuel savings, significant reductions in opacity, from 33%-86%, reductions of NOx emissions between 11% and 20%.

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

Domestic Distillate Fuel Consumption

Based on further EIA published data, the following table* depicts domestic distillate fuel oil consumption by end use for 2017 and 2016.

Energy Use	2017 (Million Gallons)	2016 (Million Gallons)
U.S. Total	62,347	60,763
Residential	3,254	3,221
Commercial	2,429	2,417
Industrial	2,043	2,018
Oil Company	1,348	883
Farm	3,436	3,458
Electric Power	411	470
Railroad	3,414	3,482
Vessel Bunkering	2,186	2,245
On-Highway	41,405	40,245
Military	176	110
Off-Highway	2,444	2,214

_______

* Sources: Energy Information Administration’s “Fuel Oil and Kerosene Sales 2017,” published January 2019. Totals may not equal sum of components due to independent rounding.

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

Manufacturing

The acquisition of the EnerBurn formulas, technology and associated assets has provided us the ability to transform our business from a sales organization to a fully integrated manufacturer and distributor of EnerBurn. We subsequently moved our principal manufacturing operation to ChemJet Chemicals in Conroe, Texas, with a second company, J. T. Enterprises of Tyler, Texas as our backup manufacturing facility. We have agreed to supply certain tanks and related equipment and raw materials to be used by J. T. Enterprise to manufacture, blend and package the EnerBurn product, and both ChemJet and J. T. Enterprises have agreed to provide their manufacturing, blending and packaging services on a commercially reasonably prompt basis according to the specifications received from and required by us. For such services, we have agreed to pay each its fees pursuant to an agreed upon fee schedule.

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

Available Information

We prepare and file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and certain other information with the Securities and Exchange Commission (the “SEC”).  The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  We also maintain a website at www.enerteckchemical.com.   Information on or connected to our website is neither part of, nor incorporated by reference into, this Form 10-K or any other report filed with or furnished to the SEC.

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

OUR ABILITY TO CONTINUE AS A GOING CONCERN. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the years ended December 31, 2018 and 2017, the Company incurred recurring net losses of approximately $932,000 and $937,000, respectively. In addition, at December 31, 2018, the Company has an accumulated deficit of approximately $36,594,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis. Management concedes that sales revenues for 2018 and 2017 and for years prior have been considerably less than earlier anticipated primarily due to circumstances which we are making a continued effort to correct. Management expected that construction, mining, railroad and trucking sales would show significant increases in 2018 over what has been generated in the past. That has not materialized, as of yet. Delays in the completion of long term client demonstrations for several extremely large new clients which were initially intended to be completed during 2017 and 2018, have caused problems which have been very hard to overcome. On the upside, testing is underway for several large new domestic clients of our principal domestic distributor, which look extremely promising to date. Other tests are however finally close to completion. While it remains to be seen if all will be successful, it is believed that the final results will be in our favor and that the Company will show significant improvement over the next two years.

The Company has been able to generate working capital in the past through private placements and issuing promissory notes and believes that these avenues will remain available to the Company if additional financing is necessary. No assurance can be made that any of these efforts will be successful.

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, AND WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES AND OUR FINANCIAL RESULTS. For the years ended December 31, 2018 and 2017, we generated revenues of approximately $195,000 and $233,000, respectively, and incurred net losses of approximately $932,000 and $937,000, respectively. Continued failure to increase our revenues significantly will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to maintain its current improvement, or our operating expenses exceed our expectations, our operating results will suffer. If we are unable to sell our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis, new products from which we can derive additional revenues, our financial results will suffer.

THE ENERBURN TECHNOLOGY HAS NOT GAINED MARKET ACCEPTANCE, NOR DO WE KNOW WHETHER A MARKET WILL DEVELOP FOR IT IN THE FORESEEABLE FUTURE TO GENERATE ANY MEANINGFUL REVENUES. The EnerBurn technology has received only limited market acceptance. This technology is a relatively new product to the market place and we have not generated any significant sales. Although ever growing concerns and regulation regarding the environment and pollution has increased interest in environmentally friendly products generally, the engine treatment and fuel additive market remains an evolving market. The EnerBurn technology competes with more established companies such as Lubrizol Corporation, Chevron Oronite Company (a subsidiary of Chevron Corporation), Octel Corp., Clean Diesel Technologies, Inc. and Ethyl Corporation, as well as other companies whose products or services alter, modify or adapt diesel engines to increase their fuel efficiency and reduce pollutants. Acceptance of EnerBurn as an alternative to such traditional products and/or services depends upon a number of factors including:

•	favorable pricing vis-a-vis projected savings from increased fuel efficiency
•	the ability to establish the reliability of EnerBurn products relative to available fleet data
•	public perception of the product

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

RELATED PARTY NOTES AND ADVANCES PRESENT A SIGNIFICANT RISK. Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of December 31, 2018, such loans and advances from related parties total $1,862,500. During the year ended December 31, 2018, 5,227,147 shares of common stock were issued in full satisfaction and discharge of $1,044,250 of advances and contributions plus $107,846 of interest. All the remaining notes and advances are past due. Although the Company does not expect any of such lenders to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This presents a significant risk to the Company in that in the event any of such lenders demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

Risks Related To Our Common Stock

WE HAVE ISSUED A SUBSTANTIAL NUMBER OF WARRANTS TO PURCHASE OUR COMMON STOCK WHICH WILL RESULT IN SUBSTANTIAL DILUTION TO THE OWNERSHIP INTERESTS OF OUR EXISTING SHAREHOLDERS. As of December 31, 2018, we had 36,380,690 shares of common stock outstanding. Up to an additional 4,986,334 shares are issuable upon the exercise of the warrants currently outstanding and up to 1,257,555 shares are issuable upon exercise of options currently outstanding. The exercise of all of these warrants and options would substantially dilute the ownership interests of our existing shareholders. Further, the potential conversion of outstanding convertible notes payable would have a significant impact on the total number of shares outstanding if converted.

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

Item 2. Properties.

We do not own any real estate. We lease approximately 2,722 square feet of space for our executive offices at 10701 Corporate Drive, Suite No. 150, Stafford, Texas. Such lease, which commenced on February 1, 2001, had an original term of three years and has been extended to August 31, 2019. Rent expense for the years ended December 31, 2018 and 2017 totaled approximately $50,000 and $51,000, respectively. Management believes that the current facility is adequate for the foreseeable future.

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

Year ended December 31, 2017:	High	Low
Jan. 1, 2017 to March 31, 2017	$0.25	$0.11
April l, 2017 to June 30, 2017	$0.22	$0.10
July 1, 2017 to Sept. 30, 2017	$0.23	$0.13
Oct. 1, 2017 to Dec. 31, 2017	$0.18	$0.12

Year ended December 31, 2018:	High	Low
Jan. 1, 2018 to March 31, 2018	$0.15	$0.11
April l, 2018 to June 30, 2018	$0.14	$0.10
July 1, 2018 to Sept. 30, 2018	$0.12	$0.09
Oct. 1, 2018 to Dec. 31, 2018	$0.10	$0.04

Holders

As of December 31, 2018, there were approximately 942 stockholders of record of the Company’s Common Stock. This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal years ended December 31, 2018 and 2017 that were not registered under the Securities Act of 1933, as amended:

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

During the first quarter of 2018, we issued 5,227,147 shares of common stock to a shareholder/director in full satisfaction and discharge of certain obligations of the Company with respect to various advances and contributions made by such shareholder/director. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

During the third quarter of 2018 we extended the expiration dates of options issued in 2013 to acquire 365,867 shares of the Company’s common stock with an exercise price $0.35 per share. Such options were to have expired during the year ended December 31, 2018. Such expiration dates have been extended for a period of five years from their original expiration dates.

During the third quarter of 2018, options to acquire 165,010 shares were issued under our 2003 Stock Option Plan to four employees which options are immediately exercisable. These options have an exercise price of $0.20 per share and expire five years from their issue date.

Equity Compensation Plan Information

Information regarding equity compensations plans, as of December 31, 2018, is set forth in the table below:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,257,555	(1)	$0.36	492,445
Equity compensation plans not approved by security holders	4,986,334	(2)	$0.55	N/A
Total	6,243,889		$0.51	N/A

____________

(1)	Represents shares underlying the 2003 Employee Stock Option Plan.

(2)	Represents shares underlying the individual grant of warrants.

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

Results of Operations

Revenues

We recognized revenues of $195,000 for the year ended December 31, 2018, compared to revenues of $233,000 for the year ended December 31, 2017, a decrease of $38,000. The primary source of revenue for the years ended December 31, 2018 and 2017 was from the sale of EnerBurn to oilfield service, heavy construction and mining industries. The price levels of product sold in 2018 was lower comparable to pricing in 2017. This low level in revenues can be traced primarily to a large sale of previously written off inventory to be used in large international projects. Sales delays have also occurred due to delays in the completion of important product testing projects and a related lack of new customers. As testing is either underway or completed with several potential new customers and in new areas with existing customers, more sales should occur. It is expected that sales should show significant increases throughout 2019.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $149,000 or 77% of sales for the year ended December 31, 2018, compared to $187,000 or 80% of sales for the year ended December 31, 2017. As our overall volumes increase, we feel confident that there will be an improvement in the gross profit percentage as our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $45,000 for the year ended December 31, 2018 which represented 23% of revenues compared to $45,000 for the year ended December 31, 2017 which represented 20% of revenues. Cost of goods sold as a percentage of revenues increased in 2018 due to higher inventory costs. We have owned the EnerBurn technology and associated assets since its purchase in July 2006. Although our actual manufacturing function is performed for us by an unrelated third party under contract to us, we should continue to realize better gross margins through the manufacturing of our product lines, compared to those we achieved in the past when we purchased all of our products from an outside vendor.

Cost and Expenses

Costs and expenses for operations increased to $878,000 for the year ended December 31, 2018 from $862,000 for the year ended December 31, 2017, an increase decrease of $16,000. The increase is due primarily to increases of $27,000 and $9,000 in stock-based compensation and other selling, general and administrative costs, respectively, offset by a $20,000 decrease in wages.

Net Loss

Total net loss for the year ended December 31, 2018, was $932,000 as compared to a total net loss of $937,000 for the year ended December 31, 2017. Our gross margin resulting from our manufacturing of our products should help us in our ability to hopefully become profitable at some time in the future.

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

The majority of our marketing effort since 2005 has been directed at targeting and gaining a foothold in one of several major target areas, including the inland marine diesel market, trucking, heavy construction and mining. Management concedes that sales revenues for 2018 and prior years have been considerably less than earlier anticipated. One of the issues we have faced in recent years has been the very long timeline from initial contact to contract signing subsequent to completion of an evaluation. Although we believe that many times in the past we have proven the benefits of EnerBurn, various evaluating companies have opted not to move forward for a variety of reasons which we believe were beyond our control.

Nevertheless, at both the Company and distributor level, we have recently completed or are proceeding with evaluations of EnerBurn in many field trials. As we continue to string together a series of positive evaluations in more industries, we should begin to see more business generated from such results. New trials are either in progress or should be commencing shortly.

Capital Resources

On December 31, 2018, we had working capital deficit of approximately $7,460,000 and stockholders’ deficit of approximately $7,265,000 compared to working capital deficit of $6,540,000 and stockholders’ deficit of $7,531,000 on December 31, 2017. Our continuing deficit levels are primarily due to poor sales. On December 31, 2018, the Company had $12,000 in cash, total assets of $318,000 and total liabilities of $7,583,000, compared to $19,000 in cash, total assets of $352,000 and total liabilities of $7,883,000 on December 31, 2017.

Net cash used in operating activities was $504,000 for the year ended December 31, 2018 as compared to $402,000 for the year ended December 31, 2017, an increase of $102,000. This increase is primarily due to accrued liabilities not increasing at the same pace as the prior year.

No cash used in investing activities for the year ended December 31, 2018 compared to cash used in investing activities of $2,000 for the year ended December 31, 2017, all of which was for office equipment.

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. Cash provided by financing activities was $496,000 for the year ended December 31, 2018. This is from financing the yearly D &O insurance of $51,000 and the proceeds from advances for the purchase of common stock of $445,000. This is compared to cash provided by financing activities of $417,000 for the year ended December 31, 2017, which was made up of $100,000 for the purchase of common stock, together with an additional $317,000 in advances for the purchase of common stock and insurance financing.

No warrants were issued during the years ended December 31, 2018 and 2017. Due to the extension of all warrants previously set to expire during 2016, which was approved by the Board of Directors in September 2016, no warrants expired for the years ended December 31, 2018 and 2017, respectively. All warrants so effected were extended five additional years from their original expiration date at their original strike prices and terms.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues, we will require additional investment to satisfy our contemplated cash requirements for the next 12 months. No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated. This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy. Management expect that sales should show increases in 2019. No assurances can be made that we will be able to obtain required financial on terms acceptable to us or at all. Our contemplated cash requirements beyond 2018 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of December 31, 2018, such loans and advances from related parties total $1,862,500 as compared to $2,424,000 for the previous year. During the year ended December 31, 2018, 5,227,147 shares of common stock were issued in full satisfaction and discharge of $1,044,250 of these advances and contributions. All of the remaining notes and advances are past due. The Company does not expect any of such related parties to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such related parties demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

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

We value warrant and option awards using the Black-Scholes option pricing model. Stock options and warrants expire on the dates designated in the instrument. The Board has agreed and can agree in the future to issue replacement options and warrants, on a case by case basis, if they so determine, that to be appropriate at the time however there is no set policy in place to do so. Forfeitures of any options are accounted for as they occur.

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

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the years ended December 31, 2018 and 2017, we incurred recurring net losses of $932,000 and $937,000, respectively. Further, most of our notes payable are overdue and payment may be demanded at any time. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company has adopted this update and there was no material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, ‘‘Inventory: Simplifying the Measurement of Inventory”, which simplifies the measurement of inventories valued under most methods. Under this new guidance, inventories valued under these methods would be valued at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. The new guidance is effective prospectively for fiscal periods starting after December 15, 2016 and early adoption is permitted. The Company has adopted this update and there was no material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842),’’ which requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The update is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company does not currently believe the impact of this guidance will be material to its consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09, ‘‘Compensation - Stock Compensation’’ which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public business entities, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption will be permitted in any interim or annual period for which financial statements have not yet been issued or have not been made available for issuance. If early adoption is elected, all amendments in the ASU that apply must be adopted in the same period. In addition, if early adoption is elected in an interim period, any adjustments should be reflected as of the beginning of the annual period that includes that interim period. The Company has adopted this update and there was no material impact on its consolidated financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2018. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies: (i) all accounting functions are performed by limited accounting personnel; (ii) lack of formalized controls in the financial close process; (iii) general lack of knowledge of generally accepted accounting principles; and (iv) review of monthly, quarterly and yearly consolidated financial statements was not performed at a sufficient level of precision and specificity in order to detect material errors in the financial statements.

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

Material Weakness

In connection with our annual audit for the year ended December 31, 2018, management determined that controls as described above constitute material weaknesses in disclosure controls and internal control over financial reporting. As a result, it was determined that a control deficiency that constitutes a material weakness in the design and operation of our internal control over financial reporting was present. Management believes that these material weaknesses did not have an effect on our financial results. However, management believes that the lack of these items results in ineffective internal controls, which could result in a material misstatement in our financial statements in future periods. Due to our size and nature, segregation of duties within our internal control system may not always be possible or economically feasible. Likewise, we may not be able to engage sufficient resources to enable us to have adequate staff and supervision within our accounting function.

Remediation

During 2018, certain actions were taken to address certain aspects of the material weaknesses disclosed above. We intend to continue to actively plan for and implement control procedures to improve our overall control environment including but not limited to documenting necessary internal control policies and developing and delivering appropriate internal control training to our personnel. Due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, as well as our limited cash resources, no assurance can be given as to the timing of achievement of remediation.

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

Name	Age	Present Position and Offices	Has Served as Director Since

Gary B. Aman	71	President, Director and Acting Chief Executive Officer	March 2005

Jack D. Cowles	58	Director	March 2005

Thomas F. Donino	57	Chairman of the Board and Director	December 2005

Richard B. Dicks	71	Chief Financial Officer	-

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

Based solely on the Company’s review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the year ended December 31, 2018, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that each of Gary B. Aman and Richard B. Dicks filed one report late relating to one transaction each.

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

Item 11. Executive Compensation.

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2018 and December 31, 2017, of those persons who were, (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Gary B. Aman,	2018	$200,000	$-	$-	$30,359	(1)	$-	$-	$-	$230,359
President and Acting	2017	$200,000	$-	$-	$-		$-	$-	$-	$200,000
Chief Executive Officer

Richard B. Dicks	2018	$150,000	$-	$-	$8,947	(1)	$-	$-	$-	$158,947
Chief Financial Officer	2017	$150,000	$-	$-	$-		$-	$-	$-	$150,000

_________

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC 718 in connection with options and warrants granted as compensation.

Equity Awards

The following table provides certain information concerning equity awards held by the named executive officers as of December 31, 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
Name	No. of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested(#)

Gary Aman	66,667	-	$0.60	8/9/2021	-	-
	250,000	-	$0.60	8/9/2021	-	-
	266,667	-	$0.35	7/19/2023	-	-
	33,333	-	$0.30	10/1/2019	-	-
	66,666	-	$0.30	8/2/2021	-	-
	250,000	-	$0.30	11/8/2021	-	-
	66,666	-	$0.20	9/28/2023	-	-

Richard B. Dicks	50,000	-	$0.60	8/9/2021	-	-
	64,200	-	$0.35	7/19/2023	-	-
	25,000	-	$0.30	10/1/2019	-	-
	50,000	-	$0.30	8/2/2021	-	-
	100,000	-	$0.60	5/17/2021	-	-
	50,000	-	$0.20	9/28/2023	-	-

__________

(1)	Represents options and warrants which have been issued as compensation. Does not include information with respect to warrants to acquire 100,000 shares granted to Mr. Aman in 2011 as and for additional consideration for previous loans made to the Company.

2003 Stock Option Plan

In September 2003, our shareholders approved an employee stock option plan (the “2003 Option Plan”) authorizing the issuance of options to purchase up to 1,000,000 shares of our common stock. In 2013, the number of shares reserved for issuance under the 2003 Option Plan was increased from 1,000,000 to 1,250,000 shares, and in 2018, the number of shares reserved for issuance under the 2003 Option Plan was increased from 1,250,000 to 1,750,000 shares. This plan is intended to give us greater ability to attract, retain, and motivate officers, key employees, directors and consultants; and is intended to provide us with the ability to provide incentives more directly linked to the success of our business and increases in shareholder value. As of December 31, 2018, there are outstanding options under the 2003 Option Plan to acquire up to 1,257,555 shares of our common stock at a weighted average exercise price of $0.36 per share. Such options expire at dates ranging from October 1, 2019 to September 28, 2023. In addition, during the third quarter of 2018, the Company extended the expiration dates of options issued in 2013 to acquire 365,867 shares of the Company’s common stock. Such options were to have expired in 2018. Such expiration dates have been extended for a period of five years from their original expiration dates.

Other Options, Warrants or Rights

We have no other outstanding options or rights to purchase any of our securities. However, as of December 31, 2018, we do have outstanding warrants to purchase up to 4,986,334 shares of our common stock. In addition, we do have outstanding convertible notes which are convertible into shares of our common stock under certain conditions.

Employment Agreements - Executive Officers and Certain Significant Employees

As of December 31, 2018, none of our officers and key employees are bound by employment agreements.

We do not have any termination or change in control arrangements with any of our named executive officers.

Compensation of Directors

At the present time, directors receive no cash compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings.

The following table provides certain summary information concerning the compensation paid to the Company’s non-employee directors during fiscal 2018 for their services as such. All compensation paid to Mr. Mr. Aman is set forth in the Summary Compensation table above.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards (S)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jack D. Cowles	$-	-	$-	$-	$-
Thomas F. Donino	$-	-	$-	$-	$-

Indebtedness of Management

No member of management was indebted to the Company during its last fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 29, 2019, certain information with regard to the beneficial ownership of the Company’s Common Stock by (i) each stockholder owning beneficially 5% or more of the Company’s Common Stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other executive officers, if any, of the Company whose total compensation was in excess of $100,000 (the “named executive officers”), and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Amount and Nature		Percent of Class(1)

Thomas F. Donino	19,782,896	(2)	49.8%
Gary B. Aman	1,769,999	(3)	4.7%
Jack D. Cowles	898,550	(4)	2.4%
Richard B. Dicks	339,200	(5)	*
Estate of Dwaine Reese	4,002,501	(6)	10.9%
All Executive Officers and Directors as a Group (4 persons)	22,790,645		54.7%

*	Less than 1%.

(1)	Applicable percentage ownership for each stockholder is based upon 36,380,690 shares of common stock outstanding as of March 29, 2019 plus any securities that stockholder has the right to acquire pursuant to options, warrants, conversion privileges or other rights, except as otherwise reflected below.

(2)	Consists of 12,833,262 shares held by Mr. Donino individually or jointly with his wife; 46,500 shares held by Mr. Donino as custodian for his children; 2,450,000 shares held by BATL Bioenergy LLC (“BATL”); 1,131,300 shares held by BATL Management LP (“BATL Management”); 1,510,000 shares underlying warrants held by BATL; 575,000 shares underlying warrants held by BATL Management; and, 1,236,834 shares underlying warrants held by Mr. Donino. Does not include shares which may be acquired upon conversion of convertible promissory notes held by Mr. Donino and BATL. See “Certain Relationships and Transactions and Corporate Governance”. As the president and managing member of BATL and the sole officer, director and shareholder of BATL Management’s general partner, Mr. Donino may be deemed to be the beneficial owner of shares owned by BATL and BATL Management. BATL Management is a family limited partnership whose members are certain relatives and trusts for the benefit of certain relatives of Mr. Donino. The address for Mr. Donino is 440 Via del Orso, Jupiter, Florida.

(3)	Consists of 670,000 shares held by Mr. Aman, 499,999 shares underlying options granted to him and 600,000 shares underlying warrants held by Mr. Aman. The address for Mr. Aman is 10701 Corporate Drive, Suite 150, Stafford, Texas.

(4)	Consists of 398,550 shares held by Mr. Cowles and 500,000 shares underlying warrants held by him. The address for Mr. Cowles is 30 Lansdowne Drive, Larchmont, New York.

(5)	Consists of 239,200 shares underlying options and 100,000 shares underlying warrants held by him. The address for Mr. Dicks is 10701 Corporate Drive, Suite 150, Stafford, Texas.

(6)	Consists of 3,565,000 shares held by Mr. Reese, 187,501 shares underlying options granted to him and 250,000 shares underlying warrants held by Mr. Reese. Mr. Reese, former officer and director of the Company, died on May 5, 2017. The address for his estate is 2206 Country Creek Road, Richmond, Texas.

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

During the year ended December 31, 2018, Mr. Donino advanced $445,000 to the Company for working capital requirements. In addition, the Company reclassified a previous customer deposit of $37,500 originally received from Mr. Donino, made on behalf of a now deceased distributor, from customer deposits to shareholder deposits, as the original projected sale in question is no longer viable. The Company expects amounts advanced will be either (i) applied against a stock subscription to be issued at a future date or (ii) repaid at a future date as the parties shall determine. Until otherwise agreed, such amounts advanced have been recorded as an additional payable bearing no interest.

Other than the foregoing, since January 1, 2018, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2018 and December 31, 2017:

Fee Category	2018 Fees	2017 Fees

Audit Fees	$65,500	$68,986
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Total Fees	$65,500	$68,986

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Consolidated Financial Statements

Consolidated Financial Statements are annexed to this report.

(2)	Consolidated Financial Statement Schedules

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
101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

*

________

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

ENERTECK CORPORATION (Registrant)

Dated: March 29, 2019	By:	/s/ Gary B. Aman
Gary B. Aman
President and Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gary B. Aman	President,	March 29, 2019
Gary B. Aman	Acting Chief Executive
Officer and Director
(Principal Executive Officer)

/s/ Richard B. Dicks	Chief Financial Officer	March 29, 2019
Richard B. Dicks	(Principal Financial Officer)

/s/ Thomas F. Donino	Chairman of the Board	March 29, 2019
Thomas F. Donino	and Director

/s/ Jack D. Cowles	Director	March 29, 2019
Jack D. Cowles

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Enerteck Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Enerteck Corporation (the Company) as of December 31, 2018, and 2017, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion

/s/ Weaver and Tidwell, L.L.P.

We have served as the Company’s auditor since 2017.

Houston, Texas

March 29, 2019

ENERTECK CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017

ASSETS

Current assets
Cash and cash equivalents	$11,851	$19,373
Inventory	62,120	124,708
Receivable - trade, net	10,680	19,137
Representative advances	24,031	1,471
Prepaid expenses	11,537	18,838
Total current assets	120,219	183,527

Inventory, net of current portion	37,524	-

Intellectual property	150,000	150,000

Website, net of accumulated amortization of $23,646 and $17,099, respectively	9,092	15,639

Property and equipment, net of accumulated depreciation of $268,314 and $365,741, respectively	1,609	2,959

TOTAL ASSETS	$318,444	$352,125

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$124,270	$130,631
Customer advances	50,900	87,500
Related party notes and advances	1,862,500	1,380,000
Accrued compensation	4,058,065	3,879,284
Accrued interest	1,345,664	1,138,049
Accrued liabilities - other	138,947	107,755
Total current liabilities	7,580,346	6,723,219

Long term liabilities
Deferred lease liability	3,014	7,535
Accrued interest, net of current interest	-	107,846
Stockholder advances, net of current maturities	-	1,044,250

Total Liabilities	$7,583,360	$7,882,850

Commitments and contingencies (Note 10)

Stockholders' deficit
Preferred stock, $.001 par value, authorized 100,000,000 shares, none issued and outstanding at December 31, 2018 and 2017	-	-
Common stock, $.001 par value, authorized 100,000,000 shares, 36,380,690 and 31,153,543 issued and outstanding at December 31, 2018 and 2017, respectively	36,381	31,154
Additional paid-in capital	29,293,021	28,100,037
Accumulated deficit	(36,594,318)	(35,661,916)
Total stockholders' deficit	(7,264,916)	(7,530,725)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$318,444	$352,125

The accompanying notes are an integral part of these consolidated financial statements.

ENERTECK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017

Revenues	$194,681	$232,804
Cost of goods sold	45,495	45,475
Gross profit	149,186	187,329

General and administrative expenses
Wages	528,097	548,437
Depreciation and amortization	7,898	7,994
Stock-based compensation	46,116	19,068
Other selling, general and administrative	295,420	286,374
Total Expenses	877,531	861,873

Operating loss	(728,345)	(674,544)

Interest income	49	19
Other income (expense)	10,076	(45,554)
Interest expense	(214,182)	(216,440)
Net loss	$(932,402)	$(936,519)

Loss per common share
Basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding
Basic and diluted	35,951,061	30,832,994

The accompanying notes are an integral part of these consolidated financial statements.

ENERTECK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2016	30,653,543	$30,654	$27,981,469	$(34,725,397)	$(6,713,274)

Sale of stock	500,000	500	99,500	-	100,000

Stock-based compensation	-	-	19,068	-	19,068

Net loss	-	-	-	(936,519)	(936,519)

Balances at December 31, 2017	31,153,543	$31,154	$28,100,037	$(35,661,916)	$(7,530,725)

Stockholder advance conversion	5,227,147	5,227	1,146,868	-	1,152,095

Stock-based compensation	-	-	46,116	-	46,116

Net loss	-	-	-	(932,402)	(932,402)

Balances at December 31, 2018	36,380,690	$36,381	$29,293,021	$(36,594,318)	$(7,264,916)

The accompanying notes are an integral part of these consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(932,402)	$(936,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,898	7,994
Options issued for employee plan	46,116	19,068
Effects of changes in operating assets and liabilities:
Accounts receivable	8,457	(4,247)
Representative advances	(22,560)	(1,471)
Employee advances	-	860
Deferred liability	(4,521)	(3,613)
Inventory	25,064	4,038
Prepaid expenses	7,301	44,906
Customer advances	900	87,500
Accounts payable	(6,361)	(44,774)
Accrued interest payable	207,615	211,034
Accrued liabilities	158,871	213,439
NET CASH USED IN OPERATING ACTIVITIES	(503,622)	(401,785)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	(2,407)
NET CASH USED IN INVESTING ACTIVITIES	-	(2,407)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from financing prepaid insurance	51,100	51,943
Proceeds from sale of common stock	-	100,000
Proceeds from related party notes and advances	445,000	265,250
NET CASH PROVIDED BY FINANCING ACTIVITIES	496,100	417,193

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,522)	13,001

CASH AND CASH EQUIVALENTS, beginning of period	19,373	6,372

CASH AND CASH EQUIVALENTS, end of period	$11,851	$19,373

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:
Interest	$6,567	$5,407

Non-cash investing and financing activities
Customer advance reclassed to related party notes and advances	$37,500	$-
Stockholder advance conversion	$1,152,095	$-

The accompanying notes are an integral part of these consolidated financial statements.

ENERTECK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

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

During 2012, EnerTeck acquired a 40% membership interest in EnerTeck Environmental, LLC (“Environmental”). Environmental was formed for the purpose of marketing and selling diesel fuel emission reduction technology with the creators of such specific technology. Such company is presently inactive with no business operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation: The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include the accounts of EnerTeck Corporation and its wholly-owned subsidiary, EnerTeck Chemical Corp. All significant inter-company transactions and account balances have been eliminated upon consolidation.

Correction of Error:

During the year ended December 31, 2018, the Company recorded adjustments to the statement of cash flows for the year ended December 31, 2017 to correct errors that increased financing activities by $97,166, decreased operating activities by $97,166 and removed disclosures of non-cash impacts of $51,943. The Company has concluded the errors and corrections were not material to the consolidated financial statements for 2017.

During the year ended December 31, 2018, the Company made certain adjustments to the deferred tax asset and the related valuation allowance balances at December 31, 2017. The result did not change tax expense and the Company has concluded the errors and corrections were not material to the consolidated financial statements for 2017.

Segment Reporting: The Company has one operating segment based on the guidelines of ASC 280, Segment Reporting. The chief operating decision maker considers the marketing of EnerBurn to be the main factor by which operating segments are determined. All revenues, profit and loss metrics, and assets of the operating segment are consistent with the consolidated financial information presented with the audited consolidated financial statements as well as the notes thereto.

Cash and Cash Equivalents: The Company considers all highly liquid instruments purchased with an original maturity of three (3) months or less to be cash and cash equivalents.

Inventory: Inventory primarily consists of market ready EnerBurn plus raw materials required to manufacture the products. With the adoption of ASU 2015-11, inventory is valued at the lower of cost or net realizable value, using the average cost method.

Finished product costs amounted to approximately $26,000 and $52,000 at December 31, 2018 and 2017, respectively, and include required blending costs to bring the Company’s products to their finished state.

Accounts Receivable: Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed, and the account is deemed uncollectible. Management has provided allowances for doubtful accounts of $0 and $51,000 as of December 31, 2018 and 2017, respectively.

Concentrations of Credit Risk: The Company maintains its cash in bank deposits with financial institutions. These deposits, at times, exceed federally insured limits. The Company monitors the financial condition of the financial institution and has not experienced any losses on such accounts. The Company is not party to any financial instruments which would have off-balance sheet credit or interest rate risk.

Property and Equipment: Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided for on the straight-line or accelerated method over the estimated useful lives of the assets. The average lives range from five (5) to seven (7) years. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred.

Intangible Assets: The Company follows the provisions of FASB ASC 350, Goodwill and Other Intangible Assets. FASB ASC 350 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Specifically, FASB ASC 350 addresses how intangible assets that are acquired should be accounted for in consolidated financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the consolidated financial statements. The statement requires the Company to evaluate its intellectual property each reporting period to determine whether events and circumstances continue to support an indefinite life. In addition, the Company tests its intellectual property for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The statement requires intangible assets with finite lives to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value. No impairment was considered necessary during the years ended December 31, 2018 and 2017.

Revenue Recognition: Effective January 1, 2018, the Company adopted ASC 606, Revenue from Contracts With Customers, using the modified retrospective adoption approach. As the result of adoption, the Company noted there were no changes or modifications required to previously recorded revenues for 2017.

While the Company has had some direct customers over the years, the principal method of selling the Company’s product EnerBurn is through the use of independent distributors, for both domestic and international markets. The transaction price for each sale is explicitly stated within the contract with a customer. The Company does not accept returns nor does it provide warranty on its product’s performance, as control of performance is based on the proper utilization by the final user. Normal payment terms for domestic sales to both customers and distributors shipping within the United States are net 30 days. All foreign shipments are cash in advance of shipment from the Company’s location. The Company’s sole performance obligation to customers and distributors is the manufacturing and shipment of EnerBurn. Revenues from sales of the Company’s product are recognized at the point when a customer order has been completed and shipped. Sales of all product are f.o.b. shipping point, with the distributors responsible for the freight and delivery. Revenue from shipments to related party distributors is recognized when the product is sold to unrelated third-party customers. All negotiation on sales contracts between the individual distributor and end customer and are the responsibility of the individual distributor and the amount of mark up above the distributors’ wholesale price per unit is the purview of the distributor.

In the following table, revenues have been disaggregated for the years ended December 31:

	2018	2017

Revenues - domestic	$65,431	$232,804
Revenues - foreign	129,250	-

Total revenues	$194,681	$232,804

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

Cost of Goods Sold: Cost of goods sold includes costs related to the manufacture of the Company’s product EnerBurn. The primary costs included are raw materials that are mixed to produce the finished product that is then sold to customers and/or distributors. Other costs included are packaging and freight.

Income Taxes: On December 22, 2017, the President signed the Tax Cuts and Jobs Act ("U.S. Tax Reform"), which enacts a wide range of changes to the U.S. Corporate income tax system. The impact of U.S. Tax Reform primarily represents estimates of revaluing the Company’s U.S. deferred tax assets and liabilities based on the rates at which they are expected to be recognized in the future. For U.S. federal purposes the corporate statutory income tax rate was reduced from 35% to 21%, effective for the 2018 tax year. Based on historical financial performance, the Company has a net deferred tax asset position that has been re-measured at the lower corporate rate of 21%.

Earnings per Share: The Company accounts for earnings per share in accordance with ASC 260 “Earnings Per Share”. Basic earnings per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

Use of Estimates: The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value measurements: The Company estimates fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. The valuation techniques require inputs that are categorized using a three-level hierarchy, from highest to lowest level of observable inputs, as follows: (1) significant observable inputs, including unadjusted quoted prices for identical assets or liabilities in active markets (“Level 1”), (2) significant other observable inputs, including direct or indirect market data for similar assets or liabilities in active markets or identical assets or liabilities in less active markets (“Level 2”) and (3) significant unobservable inputs, including those that require considerable judgment for which there is little or no market data (“Level 3”). When multiple input levels are required for a valuation, the Company categorizes the entire fair value measurement according to the lowest level of input that is significant to the measurement even though other significant inputs that are more readily observable may have also utilized.

Stock Options and Warrants: Compensation cost for equity awards is based on the fair value of the equity instrument on the date of grant and is recognized over the period during which an employee is required to provide service in exchange for the award. Compensation cost for liability awards is based on the fair value of the vested award at the end of each period.

The Company values warrant and option awards using the Black-Scholes option pricing model. Stock options and warrants expire on the dates designated in the instrument. The Board has agreed and can agree in the future to issue replacement options and warrants, on a case by case basis, if they so determine, that to be appropriate at the time however there is no set policy in place to do so. Forfeitures of any options are accounted for as they occur.

Sales Tax: The Company collects sales taxes assessed by governmental authorities imposed on certain sales to customers. Sales taxes collected are included in revenues; net amounts paid are reported as expenses in the consolidated statement of operations.

Website Costs: Total website costs of $32,738 are being amortized over their expected useful life of five years. Amortization for the years ended December 31, 2018 and 2017 was $6,548 and $6,548 per year, respectively. Future amortization is expected to be as follows: $6,548 for 2019 and final amortization of $2,544 in 2020.

Ability to Continue as a Going Concern

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the years ended December 31, 2018 and 2017, the Company incurred recurring net losses of approximately $932,000 and $937,000, respectively. Further, most of the Company’s notes payable are overdue and payment may be demanded at any time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis. The Company has been able to obtain cash in the past through private placements and issuing promissory notes and believes that these avenues will remain available to the Company. Management believes that these financings are probable of occurring and mitigating the substantial doubt raised by historical operating results and satisfying the Company’s estimated liquidity needs 12 months from the issuance of the consolidated financial statements. No assurance can be made that these efforts will be successful.

NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2018 and 2017 property and equipment consisted of the following:

	December 31,
	2018	2017

Furniture and fixtures	$30,909	$66,966
Equipment	239,014	301,734
	269,923	368,700
Less: accumulated depreciation	268,314	365,741

Total property and equipment, net	$1,609	$2,959

Depreciation expense totaled $1,350 and $1,446 for the years ended December 31, 2018 and 2017, respectively.

During the year ended December 31, 2018, the Company removed $98,777 of fully depreciated property and equipment from the ledger that was no longer being utilized.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows ASC Topic 820-10 as it relates to financial assets and financial liabilities, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.

ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Hierarchical levels, as defined in this guidance and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities are as follows:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Inputs that are both significant to the fair value measurement and unobservable.

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2018 and 2017 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

Financial instruments consist of cash and cash equivalents, trade receivable, trade payable and notes payable. The carrying value of these financial instruments approximates fair value due to the short-term nature of these items.

NOTE 5 - LOSS PER COMMON SHARE

The Company follows ASC 260, “Earnings Per Share” for share-based payments that are considered to be participating securities within the definition provided by the standard. All share-based payment awards that contained non-forfeitable rights to dividends, whether paid or unpaid, were designated as participating securities and included in the computation of earnings per share (“EPS”).

The following table sets forth the computation of basic and diluted loss per share:

	Year Ended December 31,
	2018	2017

Net loss	$(932,402)	$(936,519)

Weighted average common shares outstanding:
Basic and diluted	35,951,061	30,832,994

Basic and diluted loss per share	$(0.03)	$(0.03)

For the years ended December 31, 2018 and 2017, 4,986,334 stock warrants were excluded from diluted earnings per share because they are considered anti-dilutive.

For the years ended December 31, 2018 and 2017, 1,257,555 and 1,200,879 stock options, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

Further, the calculation of diluted weighted-average shares outstanding for the years ended December 31, 2018 and 2017 exclude potential shares, related to the outstanding convertible notes payable, which if converted, would be anti-dilutive and would have a significant impact on the total number of shares outstanding, once exercised.

NOTE 6 - STOCKHOLDERS' EQUITY

During the first quarter of 2018, the Company issued 5,227,147 shares of common stock to a shareholder/director in full satisfaction and discharge of certain obligations of the Company with respect to various advances and contributions made by such shareholder/director. The Company accounted for this related party transaction as a capital contribution and, accordingly, did not recognize gain or loss in the consolidated statements of operations. Such transaction was effected pursuant to a 2017 Consolidated Conversion and Subscription Agreement entered into as of January 31, 2018 (the “2017 Conversion Agreement”) pursuant to which (i) such shareholder/director converted $100,000 advanced on July 10, 2010 bearing interest at 8.0% per annum (the “2010 Advance”) into 250,000 shares of common stock at a conversion price of $0.40 per share; (ii) such shareholder/director converted $50,000 advanced on December 31, 2012 bearing interest at 8.0% per annum (the “2012 Advance”) into 166,667 shares of common stock at a conversion price of $0.30 per share; (iii) the Company agreed to issue and such shareholder/director agreed to accept 539,230 shares of common stock at $0.20 per share in full payment of accrued and unpaid interest on the 2010 Advance and 2012 Advance which totaled $107,846; (iv) the Company agreed to issue and such shareholder/director agreed to accept 800,000 shares of common stock at $0.25 per share in full consideration for an aggregate of $200,000, bearing no interest, contributed to the Company between July 29 and December 2, 2015, and expected to be applied to stock subscriptions to be issued at a future date; (v) the Company agreed to issue and such shareholder/director agreed to accept 2,150,000 shares of common stock at $0.20 per share in full consideration for aggregate of $430,000, bearing no interest, contributed to the Company between February 9 and November 30, 2016, and expected to be applied to stock subscriptions to be issued at a future date; and (vi) the Company agreed to issue and such shareholder/director agreed to accept 1,321,250 shares of common stock at $0.20 per share in full consideration for an aggregate of $264,250, bearing no interest, contributed to the Company between January 5 and October 24, 2017 and expected to be applied to stock subscriptions to be issued at a future date.

During the year ended December 31, 2017, the Company issued 500,000 shares of common stock to two accredited investors for an aggregate of $100,000 received in a private placement offering of common stock at $0.20 per share.

NOTE 7 - STOCK WARRANTS AND OPTIONS

Stock Warrants

No warrants were issued or exercised during the years ended December 31, 2018 and 2017. No warrants expired during the year ended December 31, 2018. A total of 166,667 warrants expired during the year ended December 31, 2017.

Warrants outstanding and exercisable as of December 31, 2018 were:

		Weighted
		Average	Exercisable
Exercise	Number of	Remaining	Number of
Price	Warrants	Life in Years	Warrants

$0.60	3,590,000	2.5	3,590,000
$0.75	100,000	2.7	100,000
$0.50	546,334	1.6	546,334
$0.30	750,000	2.9	750,000

	4,986,334		4,986,334

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

On July 7, 2018, the Board of Directors authorized and approved the extension of the expiration dates of certain options issued to three employees to acquire 365,867 shares of common stock which were due to expire July 19, 2018 for an additional period of five years from the current expiration dates. Such options were issued under the 2003 Option Plan and have an exercise price of $0.35 per share.

On September 28, 2018 options to acquire 165,010 shares were issued under the 2003 Option Plan to four employees which are immediately exercisable. These options have an exercise price of $0.20 per share and expire five years from their issue date.

The fair value of the options extended on July 7, 2018 was $31,791 and the fair value of the newly issued options on September 28, 2018 was $14,325. These amounts were recognized as stock-based compensation in the Consolidated Statements of Operations for the year ended December 31, 2018.

No options expired during the year ended December 31, 2018, except options to acquire 108,334 shares, issued to a former employee, who is now deceased. These options expired in July 2018.

The following Black-Scholes model weighted-average assumptions were used for the period indicated:

Year Ended
December 31, 2018

Expected volatility	147.83%
Expected dividend yield	-
Risk-free interest rates	1.67%
Expected term (in years)	5.0

A summary of the activity of the Company’s stock options for the years ended December 31, 2018 and 2017 is presented below:

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of December 31, 2016	$0.38	1,200,879		$-	$-
Expired	-	-		-
Granted	-	-		-
Exercised	-	-		-
Forfeited	-	-		-

Balance as of December 31, 2017	$0.38	1,200,879		$-	$-
Expired	-	-		-
Granted	0.20	165,010		-
Exercised	-	-		-
Forfeited	0.35	(108,334)		-

Balance as of December 31, 2018	$0.36	1,257,555	3.28	$0.20	$-

Vested and exercisable as of December 31, 2018	$0.36	1,257,555	3.28	$0.20	$-

NOTE 8 - INCOME TAXES

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (“U.S. Tax Reform”), which enacts a wide range of changes to the U.S. Corporate income tax system. The impact of U.S. Tax Reform primarily represents estimates of revaluing the Company’s U.S. deferred tax assets and liabilities based on the rates at which they are expected to be recognized in the future. For U.S. federal purposes the corporate statutory income tax rate was reduced from 35% to 21%, effective for the 2018 tax year. Based on historical financial performance, at December 31, 2018 the Company has a net deferred tax asset position that has been measured at the lower corporate rate of 21%. This decrease in the rate will result in tax expense to adjust net deferred tax assets to the reduced value but this expense will be completely offset with a decrease in the valuation allowance currently established. Therefore, net deferred taxes at December 31, 2018 will be zero.

EnerTeck has incurred net losses since the merger with Gold Bond and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative operating loss carry-forward is approximately $22,797,000 at December 31, 2018 and expires beginning in 2023. The tax effect of the loss carry-forward for 2017 and thereafter is computed utilizing the newly passed federal corporate tax rate of 21%.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. As of December 31, 2018 and 2017, the Company has recorded no unrecognized tax benefits or related penalty and interest. Additionally, the Company does not expect any unrecognized tax benefits to change significantly over the next twelve months.

A reconciliation of the expected U.S. income tax expense (benefit) to income taxes is as follows:

	Year Ended December 31,
	2018	2017

Expected tax expense (benefit) at U.S. statutory rate	$(196,000)	$(328,000)
Impact of U.S. tax reform	-	3,818,000
Change in valuation allowance	196,000	(3,902,000)
Other	-	412,000
Total Income Tax Expense/(Benefit)	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes at the enacted tax rates in effect when the differences are anticipated to reverse. A deferred tax asset will be reduced by a valuation allowance when, based on the Company’s estimates, it is more likely than not that a portion of those assets will not be realized in a future period.

Components of deferred income taxes are as follows:

	December 31,
	2018	2017
Net operating loss carry forwards	$4,787,000	$4,650,000
Deferred compensation costs and other	1,135,000	1,076,000
Valuation allowance	(5,922,000)	(5,726,000)
Net deferred tax assets/(liabilities)	$-	$-

NOTE 9 - RELATED PARTY NOTES AND ADVANCES

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

During 2010 and 2012, such shareholder/director advanced the Company $100,000 and $370,000 respectively. Such advances are due on demand and bear interest at 8% and 8% per annum respectively. During the second quarter of 2015, $320,000 of the advances during 2012 were converted into 3,173,811 shares of common stock of the Company. During the first quarter of 2018, all of the advances during 2010 totaling $100,000 and the remaining $50,000 of advances during 2012 were converted into shares of common stock of the Company. See Note 6 – Stockholders’ Equity.

During 2015, such shareholder/director contributed $200,000 to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. This amount has been recorded as additional notes payable. During the first quarter of 2018, the Company agreed to issue and the shareholder/director agreed to accept 800,000 shares of common stock in full consideration for the total amount of $200,000 contributed in 2015. See Note 6 – Stockholders’ Equity.

During 2016, such shareholder/director contributed $430,000 and a second shareholder/director contributed an additional $9,000, respectively, to the Company expected to be applied to stock subscriptions to be issued at a future date. Such advances do not bear interest. These amounts have been recorded as additional notes payable. During the first quarter of 2018, the Company agreed to issue and the shareholder/director agreed to accept 2,150,000 shares of common stock in full consideration for the total amount of $430,000 contributed in 2016. See Note 6 – Stockholders’ Equity.

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

During the year ended December 31, 2018, a shareholder/director advanced $445,000 to the Company for working capital requirements. In addition, the Company reclassified a previous customer deposit of $37,500 originally received from a shareholder/director, made on behalf of a now deceased distributor, from customer deposits to shareholder deposits, as the original projected sale in question is no longer viable.  The Company expects amounts advanced will be either (i) applied against a stock subscription to be issued at a future date or (ii) repaid at a future date as the parties shall determine. Until otherwise agreed, such amounts advanced have been recorded as an additional payable bearing no interest.

The Company determined it is not practicable to estimate the fair value of outstanding debt as of December 31, 2018 and 2017, as the outstanding debt is private, there is no clarity as to when interest payments or principal payments will ultimately be made (or be called by the debt holders), and the Company lacks the internal expertise to calculate fair value of these debt instruments and would incur excessive costs to obtain a third-party valuation.

Other Related Party Transactions

As of December 31, 2018 and 2017, the Company owed approximately $4.1 million and $3.9 million, respectively, to its chief executive officer and other employees of the Company. The CEO and employees agreed to salary deferrals pending available resources to make such payments.

One of the Company’s shareholders owns 100% of BATL Trading, Inc., which is a distributor of EnerBurn. There was no activity during 2018 and one sale for $41,250 to BATL Trading, Inc. during 2017.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Office Lease

The Company leases office space under a non-cancelable operating lease. Future minimum rentals due under non-cancelable operating leases with an original maturity of at least one-year are approximately as follow:

2019	36,000
Total	$36,000

This lease provides for a rent-free period as well as increasing rental payments. In accordance with generally accepted accounting principles, rent expense for financial statement purposes is being recognized on a straight-line basis over the lease term. A deferred lease liability arises from the timing difference in the recognition of rent expense and the actual payment of rent.

Rent expense for the years ended December 31, 2018 and 2017 totaled $50,361 and $50,699, respectively.

NOTE 11 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. The Company performs ongoing credit evaluations as to the financial condition of its customers. Generally, no collateral is required.

The Company at times has cash in bank in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

For the year ended December 31, 2018 three distributors made up 91% of sales and for the year ended December 31, 2017, 72% of total sales were with three distributors. Those three distributors represented 75% and 0% of total accounts receivable at December 31, 2018 and 2017, respectively.

NOTE 12 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company has adopted this update. See Note 2 for further discussion.

In July 2015, the FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory”, which simplifies the measurement of inventories valued under most methods. Under this new guidance, inventories valued under these methods would be valued at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. The new guidance is effective prospectively for fiscal periods starting after December 15, 2016 and early adoption is permitted. The Company has adopted this update and there was no material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The update is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company does not currently believe the impact of this guidance will be material to its consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation” which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public business entities, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption will be permitted in any interim or annual period for which financial statements have not yet been issued or have not been made available for issuance. If early adoption is elected, all amendments in the ASU that apply must be adopted in the same period. In addition, if early adoption is elected in an interim period, any adjustments should be reflected as of the beginning of the annual period that includes that interim period. The Company has adopted this update and there was no material impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 13 - SUBSEQUENT EVENTS

There have been no material subsequent events after the close of the year ended December 31, 2018.

