Form 10-Q
period 2019-06-30
ENERTECK CORP
filed 2019-08-14
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 36,380,690 outstanding as of August 14, 2019.

ENERTECK CORPORATION

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$15,239	$11,851
Inventory	59,055	62,120
Receivable - trade	9,574	10,680
Representative advances	-	24,031
Prepaid expenses	46,124	11,537
Total current assets	129,992	120,219

Inventory, net of current portion	37,524	37,524

Intellectual property, net of accumulated amortization of $6,250 and $0, respectively	143,750	150,000

Website, net of accumulated amortization of $26,920 and $23,646, respectively	5,818	9,092

Property and equipment, net of accumulated depreciation of $268,538 and $268,314, respectively	1,385	1,609

TOTAL ASSETS	$318,469	$318,444

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$212,589	$124,270
Customer advances	50,900	50,900
Related party notes and advances	2,162,500	1,862,500
Accrued compensation	4,194,301	4,058,065
Accrued interest	1,457,673	1,345,664
Accrued liabilities - other	144,557	138,947
Deferred revenue	21,528	-
Total current liabilities	8,244,048	7,580,346

Long term liabilities
Deferred lease liability	754	3,014
Total Liabilities	$8,244,802	$7,583,360
Commitments and contingencies (Note 8)

Stockholders' deficit
Preferred stock, $.001 par value, authorized 100,000,000
shares, none issued and outstanding at June 30, 2019
and December 31,2018	-	-
Common stock, $.001 par value, authorized 100,000,000
shares, 36,380,690 issued and outstanding at June 30, 2019
and December 31, 2018, respectively	36,381	36,381
Additional paid-in capital	29,293,021	29,293,021
Accumulated deficit	(37,255,735)	(36,594,318)
Total stockholders' deficit	(7,926,333)	(7,264,916)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$318,469	$318,444

The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)

Revenues	$9,037	$10,427	$25,710	$22,346
Cost of goods sold	1,737	1,966	4,947	4,759
Gross profit	7,300	8,461	20,763	17,587

General and administrative expenses
Wages	133,708	133,706	266,430	260,520
Depreciation and amortization	4,874	1,969	9,748	3,959
Other selling, general and administrative	152,087	79,186	293,507	154,437
Total Expenses	290,669	214,861	569,685	418,916

Operating loss	(283,369)	(206,400)	(548,922)	(401,329)

Interest income	17	-	26	31
Other income (expense)	-	(23,188)	-	(5,978)
Interest expense	(57,405)	(45,190)	(112,521)	(105,006)
Net loss	$(340,757)	$(274,778)	$(661,417)	$(512,282)

Loss per common share
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic and diluted	36,380,690	36,380,690	36,380,690	34,070,349

The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Six Months Ended June 30, 2018	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2017	31,153,543	$31,154	$28,100,037	$(35,661,916)	$(7,530,725)

Stockholder advance conversion	5,227,147	5,227	1,146,870	-	1,152,097

Net loss	-	-	-	(512,282)	(512,282)

Balances at June 30, 2018	36,380,690	$36,381	$29,246,907	$(36,174,198)	$(6,890,910)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Six Months Ended June 30, 2019	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2018	36,380,690	$36,381	$29,293,021	$(36,594,318)	$(7,264,916)

Net loss	-	-	-	(661,417)	(661,417)

Balances at June 30, 2019	36,380,690	$36,381	$29,293,021	$(37,255,735)	$(7,926,333)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended June 30, 2018	Shares	Amount	Capital	Deficit	Deficit

Balances at March 31, 2018	36,380,690	$36,381	$29,246,906	$(35,899,419)	$(6,616,132)

Net loss	-	-	-	(274,778)	(274,778)

Balances at June 30, 2018	36,380,690	$36,381	$29,246,906	$(36,174,197)	$(6,890,910)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended June 30, 2019	Shares	Amount	Capital	Deficit	Deficit

Balances at March 31, 2019	36,380,690	$36,381	$29,293,021	$(36,914,978)	$(7,585,576)

Net loss	-	-	-	(340,757)	(340,757)

Balances at June 30, 2019	36,380,690	$36,381	$29,293,021	$(37,255,735)	$(7,926,333)

The accompanying notes are an integral part of these consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2019	2018
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(661,417)	$(512,282)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	9,748	3,959
Effects of changes in operating assets and liabilities:
Accounts receivable	1,106	12,184
Representative advances	24,031	(9,060)
Deferred liability	(2,260)	(2,260)
Inventory	3,065	3,032
Prepaid expenses	(34,587)	(30,554)
Accounts payable	69,999	24,780
Accrued interest payable	112,009	98,438
Accrued liabilities	141,846	47,083
Deferred revenue	21,528	-
NET CASH USED IN OPERATING ACTIVITIES	(314,932)	(364,680)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from financing prepaid insurance	43,425	51,100
Payments on prepaid insurance financing	(25,105)	(29,422)
Proceeds from sale of common stock	-	-
Proceeds from related party notes and advances	300,000	355,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	318,320	376,678

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,388	11,998

CASH AND CASH EQUIVALENTS, beginning of period	11,851	19,373

CASH AND CASH EQUIVALENTS, end of period	$15,239	$31,371

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

Finished product costs amounted to approximately $23,000 and $26,000 at June 30, 2019 and December 31, 2018, respectively, and includes required blending costs to bring our products to their finished state.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed, and the account is deemed uncollectible. Management has provided allowances for doubtful accounts of $0 as of June 30, 2019 and December 31, 2018.

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

During the six months ended June 30, 2019, the Company reviewed the estimated life of its intellectual property and determined it to have a finite life of 12 years. This change in accounting estimate requires the Company to amortize the intellectual property over the 12 year life and resulted in amortization expense of $3,125 and $6,250 for the three and six months ended June 30, 2019, respectively.

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

The Company may from time to time enter into contracts to sell exclusive distributorship rights to certain markets for a fee. The contracts typically contain a term of market exclusivity as well as other performance obligations. The Company has determined the performance obligations on these types of contracts are satisfied evenly over the term of the contract and recognizes revenue evenly over the term of the contract. The remaining performance obligations on these contracts as of June 30, 2019 is $21,528 and is included in deferred revenue on the Company’s Condensed Consolidated Balance Sheet. These amounts are expected to be ratably recognized as revenue over the remaining term of the contracts.

In the following table, revenues have been disaggregated for the six months ended June 30:

	2019	2018
Revenues - domestic	$25,710	$22,346
Revenues - foreign	-	-
Total revenues	$25,710	$22,346

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2019 and 2018, the Company incurred recurring net losses of $661,417 and $512,282, respectively. Further, most of the Company’s notes payable are overdue and payment may be demanded at any time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2019	2018
Furniture and fixtures	$30,909	$30,909
Equipment	239,014	239,014
	269,923	269,923
Less: accumulated depreciation	268,538	268,314
Total property and equipment, net	$1,385	$1,609

Depreciation expense for the three months ended June 30, 2019 and 2018 was $112 and $332, respectively, and $224 and $686 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 3 – LOSS PER COMMON SHARE

The Company follows ASC 260, ”Earnings Per Share” for share-based payments that are considered to be participating securities within the definition provided by the standard. All share-based payment awards that contained non-forfeitable rights to dividends, whether paid or unpaid, were designated as participating securities and included in the computation of earnings per share (“EPS”).

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Net loss	$(340,757)	$(274,778)	$(661,417)	$(512,282)
Weighted average common shares outstanding:
Basic and diluted	36,380,690	36,380,690	36,380,690	34,070,349
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

For the three and six months ended June 30, 2019 and 2018, 4,986,334 stock warrants were excluded from diluted earnings per share because they are considered anti-dilutive.

For the three and six months ended June 30, 2019 and 2018, 1,257,555 and 1,200,879 stock options, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

Further, the calculation of diluted weighted-average shares outstanding for the three and six months ended June 30, 2019 and 2018 exclude potential shares, related to the outstanding convertible notes payable, which if converted, would be anti-dilutive and would have a significant impact on the total number of shares outstanding, once exercised.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2019 no equity activity occurred.

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

NOTE 5 – STOCK WARRANTS AND OPTIONS

Stock Warrants

No warrants were issued or exercised, nor were there any warrants that expired, during the six months ended June 30, 2019 and 2018.

Warrants outstanding and exercisable as of June 30, 2019 were:

		Weighted
		Average	Exercisable
Exercise	Number of	Remaining	Number of
Price	Warrants	Life in Years	Warrants
$0.60	3,590,000	2.0	3,590,000
$0.75	100,000	2.2	100,000
$0.50	546,334	1.0	546,334
$0.30	750,000	2.4	750,000
	4,986,334		4,986,334

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

A summary of the activity of the Company’s stock options for the six months ended June 30, 2019 is presented below:

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of December 31, 2018	$0.36	1,257,555		$0.20	$-
Expired	-	-		-
Granted	-	-		-
Exercised	-	-		-
Forfeited	-	-		-
Balance as of June 30, 2019	$0.36	1,257,555	2.79	$0.20	$-
Vested and exercisable as of June 30, 2019	$0.36	1,257,555	2.79	$0.20	$-

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

During the six months ended June 30, 2019, a shareholder/director advanced $300,000 to the Company for working capital requirements. The Company expects amounts advanced will be either (i) applied against a stock subscription to be issued at a future date or (ii) repaid at a future date as the parties shall determine. Until otherwise agreed, such amounts advanced have been recorded as an additional payable bearing no interest.

The Company determined it is not practicable to estimate the fair value of outstanding debt as of June 30, 2019 and December 31, 2018, as the outstanding debt is private, there is no clarity as to when interest payments or principal payments will ultimately be made (or be called by the debt holders), and the Company lacks the internal expertise to calculate fair value of these debt instruments and would incur excessive costs to obtain a third-party valuation.

Other related party transactions

As of June 30, 2019 and December 31, 2018, the Company owed approximately $4.2 and $4.1 million, respectively, to its chief executive officer and other employees of the Company. The CEO and employees agreed to salary deferrals pending available resources to make such payments.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

Effective January 1, 2019, the Company adopted ASU 2016-02, ”Leases (Topic 842)” to account for leases. The Company elected to apply the transition option practical expedient as well as the short-term lease practical expedient upon adoption. As a result of adoption and application of the practical expedients, the Company noted there was no material impact to the Company’s financial statements upon adoption. The Company leases office space under a non-cancelable operating lease that expires in August 2019. Due to the short-term nature of the lease, the Company has elected an accounting policy to not record short-term leases on the balance sheet. ASC 842-20-25-2 allows a lessee to elect an accounting policy to not record short-term leases, defined as those with terms of 12 months or less, on the balance sheet.

The lease provides for a rent-free period as well as increasing rental payments. In accordance with generally accepted accounting principles, rent expense for financial statement purposes is being recognized on a straight-line basis over the lease term. A deferred lease liability arises from the timing difference in the recognition of rent expense and the actual payment of rent.

Rent expense for the three months ended June 30, 2019 and 2018 totaled $12,577 and $12,578, respectively and $25,298 and $25,207 for the six months ended June 30, 2019, respectively.

In August 2019, the Company executed a six-month amendment to the lease for office space for the period September 1, 2019 through February 29, 2020. As permitted by ASC 842-20-25-2 the Company has elected to not record the short-term lease on the balance sheet.

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

NOTE 10 – SUBSEQUENT EVENTS

There have been no material subsequent events after the close of the quarter ended June 30, 2019.

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

Results of Operations

Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018

Revenues

We recognized revenues of $9,037 for the three months ended June 30, 2019, compared to revenues of $10,427 for the three months ended June 30, 2018, a decrease of $1,390. As testing is either underway or completed with several potential new customers and in new areas with existing customers, it is expected that the remainder of 2019 should show improvement.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $7,300, or 80.8% of revenue, for the three months ended June 30, 2019, compared to $8,461, or 81.1% of revenue, for the three months ended June 30, 2018. We feel confident that there will be continued improvement in gross profits as the year proceeds, as several recently completed successful tests have reached the negotiation stage and our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $1,737 for the three months ended June 30, 2019 which represented 19.2% of revenue compared to $1,966 for the three months ended June 30, 2018, which represented 18.9% or revenue.

Costs and Expenses

Operating expenses were $290,669 for the three months ended June 30, 2019 as compared to $214,861 for the three months ended June 30, 2018, an increase of $75,808. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses. The increase is primarily due to increased professional fees and costs associated with business development.

Net Loss

We reported a net loss of $340,757 for the three months ended June 30, 2019 as compared to a net loss of $274,778 for the three months ended June 30, 2018, an increase of $65,979. The expectation is that sales will increase for the remainder of 2019 due to the success of certain completed testing and negotiations for and with new customers.

Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018

Revenues

We recognized revenues of $25,710 for the six months ended June 30, 2019, compared to revenues of $22,346 for the six months ended June 30, 2018, an increase of $3,364. As testing is either underway or completed with several potential new customers and in new areas with existing customers, it is expected that the remainder of 2019 should show improvement.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $20,763, or 80.8% of revenue, for the six months ended June 30, 2019, compared to $17,587, or 78.7% of revenue, for the six months ended June 30, 2018. We feel confident that there will be continued improvement in gross profits as the year proceeds, as several recently completed successful tests have reached the negotiation stage and our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $4,947 for the six months ended June 30, 2019 which represented 19.2% of revenue compared to $4,759 for the six months ended June 30, 2018, which represented 21.3% or revenue.

Costs and Expenses

Operating expenses were $569,685 for the six months ended June 30, 2019 as compared to $418,916 for the six months ended June 30, 2018, an increase of $150,769. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses. The increase is primarily due to increased professional fees and costs associated with business development.

Net Loss

We reported a net loss of $661,417 for the six months ended June 30, 2019 as compared to a net loss of $512,282 for the six months ended June 30, 2018, an increase of $149,135. The expectation is that sales will increase for the remainder of 2019 due to the success of certain completed testing and negotiations for and with new customers.

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

The majority of our marketing effort since 2005 has been directed at targeting and gaining a foothold in one of several major target areas, including the inland marine diesel market, trucking, heavy construction and mining. Management concedes that sales revenues for the first six months of 2019, the calendar year 2018 and prior years have been considerably less than anticipated. One of the issues we have faced in recent years has been the very long timeline from initial contact to contract signing subsequent to completion of an evaluation. Although we believe that many times in the past, we have proven the benefits of EnerBurn, various evaluating companies have opted not to move forward for a variety of reasons which we believe were beyond our control.

Nevertheless, at both the Company and distributor level, we have recently completed or are proceeding with evaluations of EnerBurn in many field trials. As we continue to string together a series of positive evaluations in more industries, we should begin to see more business generated from such results. New trials are either in progress or should be commencing shortly.

Liquidity and Capital Resources

On June 30, 2019 we had a working capital deficit of $8,114,056 and a stockholders’ deficit of $7,926,333 compared to a working capital deficit of $7,460,127 and a stockholders’ deficit of $7,264,916 on December 31, 2018. Our continuing deficit levels are primarily due to poor sales. On June 30, 2019, we had $15,239 in cash, total assets of $318,469 and total liabilities of $8,244,802, compared to $11,851 in cash, total assets of $318,444 and total liabilities of $7,583,360 on December 31, 2018.

Net cash used in operating activities was $314,932 for the six months ended June 30, 2019 compared to net cash used in operating activities of $394,102 for the six months ended June 30, 2018, a decrease of $79,170. The decrease was primarily due to the timing of payments of accounts payable during the six months ended June 30, 2019.

Cash used in investing activities was $0 for the six months ended June 30, 2019 and 2018.

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. Cash provided by financing activities was $318,320 for the six months ended June 30, 2019 with $43,425 provided by the financing of prepaid insurance, repayments on the financing of prepaid insurance of $25,105 and $300,000 from related party notes and advances as compared to cash provided by financing activities of $406,100 for the six months ended June 30, 2018 which was comprised $355,000 of related party notes and advances and $51,100 in financing of prepaid insurance.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues, we will require additional investment to satisfy our contemplated cash requirements for the next 12 months. No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated. This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy. Management expects that sales should show increases in the fourth quarter of 2019 and into 2020. No assurances can be made that we will be able to obtain required financial backing on terms acceptable to us or at all. Our contemplated cash requirements beyond 2019 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of June 30, 2019, such loans and advances from related parties total $2,162,500 as compared to $1,862,500 on December 31, 2018. Many of these remaining loans are past due and certain others are due on demand. The Company does not expect any of such related parties to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such related parties demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as a result of material weaknesses in our disclosure controls and internal control over financial reporting. The ineffectiveness was due to the following material weaknesses which are indicative of many small companies: (i) all accounting functions are performed by limited accounting personnel; (ii) lack of formalized controls in the financial close process; (iii) general lack of knowledge of generally accepted accounting principles; and (iv) review of monthly, quarterly and yearly consolidated financial statements was not performed at a sufficient level of precision and specificity in order to detect material errors in the financial statements.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements Changes in Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION
(Registrant)

Dated: August 14, 2019	By:	/s/ Gary B. Aman
Gary B. Aman,
President and Acting Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2019	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)

