Form 10-Q
period 2019-09-30
ENERTECK CORP
filed 2019-11-14
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 36,380,690 outstanding as of November 14, 2019.

ENERTECK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$11,826	$11,851
Inventory	55,318	62,120
Receivable - trade	9,543	10,680
Representative advances	-	24,031
Prepaid expenses	31,144	11,537
Total current assets	107,831	120,219

Inventory, net of current portion	37,524	37,524

Intellectual property, net of accumulated amortization of $9,375 and $0, respectively	140,625	150,000

Website, net of accumulated amortization of $28,557 and $23,646, respectively	4,181	9,092

Property and equipment, net of accumulated depreciation of $268,650 and $268,314, respectively	1,273	1,609

TOTAL ASSETS	$291,434	$318,444

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$210,226	$124,270
Customer advances	50,900	50,900
Related party notes and advances	2,292,500	1,862,500
Accrued compensation	4,246,916	4,058,065
Accrued interest	1,516,406	1,345,664
Accrued liabilities - other	157,636	138,947
Deferred revenue	19,445	-
Total current liabilities	8,494,029	7,580,346

Long term liabilities
Deferred lease liability	-	3,014

Total Liabilities	$8,494,029	$7,583,360

Commitments and contingencies (Note 8)

Stockholders' deficit
Preferred stock, $.001 par value, authorized 100,000,000 shares, none issued and outstanding at
September 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $.001 par value, authorized 100,000,000 shares,
36,380,690 issued and outstanding at
September 30, 2019 and December 31, 2018, respectively	36,381	36,381
Additional paid-in capital	29,293,021	29,293,021
Accumulated deficit	(37,531,997)	(36,594,318)
Total stockholders' deficit	(8,202,595)	(7,264,916)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$291,434	$318,444

The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)

Revenues	$12,149	$133,371	$37,859	$155,717
Cost of goods sold	4,856	33,039	9,803	37,798
Gross profit	7,293	100,332	28,056	117,919

General and administrative expenses
Wages	132,669	132,400	399,099	392,920
Depreciation and amortization	4,874	1,969	14,622	5,929
Stock-based compensation	-	46,116	-	46,116
Other selling, general and administrative	87,742	67,381	381,249	221,330
Total Expenses	225,285	247,866	794,970	666,295

Operating loss	(217,992)	(147,534)	(766,914)	(548,376)

Interest income	6	-	32	43
Other income	528	16,542	528	10,077
Interest expense	(58,804)	(54,015)	(171,325)	(159,021)
Net loss	$(276,262)	$(185,007)	$(937,679)	$(697,277)

Loss per common share
Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding
Basic and diluted	36,380,690	36,380,690	36,380,690	34,848,925

The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Nine Months Ended September 30, 2018	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2017	31,153,543	$31,154	$28,100,037	$(35,661,916)	$(7,530,725)

Stockholder advance conversion	5,227,147	5,227	1,146,868	-	1,152,095

Stock-based compensation	-	-	46,116	-	46,116

Net loss	-	-	-	(697,277)	(697,277)

Balances at September 30, 2018	36,380,690	$36,381	$29,293,021	$(36,359,193)	$(7,029,791)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Nine Months Ended September 30, 2019	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2018	36,380,690	$36,381	$29,293,021	$(36,594,318)	$(7,264,916)

Net loss	-	-	-	(937,679)	(937,679)

Balances at September 30, 2019	36,380,690	$36,381	$29,293,021	$(37,531,997)	$(8,202,595)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended September 30, 2018	Shares	Amount	Capital	Deficit	Deficit

Balances at June 30, 2018	36,380,690	$36,381	$29,246,905	$(36,174,186)	$(6,890,910)

Stock-based compensation	-	-	46,116	-	46,116

Net loss	-	-	-	(185,007)	(185,007)

Balances at September 30, 2018	36,380,690	$36,381	$29,293,021	$(36,359,193)	$(7,029,801)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended September 30, 2019	Shares	Amount	Capital	Deficit	Deficit

Balances at June 30, 2019	36,380,690	$36,381	$29,293,021	$(37,255,735)	$(7,926,333)

Net loss	-	-	-	(276,262)	(276,262)

Balances at September 30, 2019	36,380,690	$36,381	$29,293,021	$(37,531,997)	$(8,202,595)

The accompanying notes are an integral part of these consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2019	2018
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(937,679)	$(697,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,622	5,928
Options issued for employee plan	-	46,116
Effects of changes in operating assets and liabilities:
Accounts receivable	1,137	16,516
Representative advances	24,031	(17,560)
Deferred liability	(3,014)	(3,390)
Inventory	6,802	19,926
Prepaid expenses	(19,607)	(11,302)
Customer advances	-	(36,600)
Accounts payable	82,700	43,981
Accrued interest payable	170,742	152,453
Accrued liabilities	207,540	80,398
Deferred revenue	19,445	-
NET CASH USED IN OPERATING ACTIVITIES	(433,281)	(400,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from financing prepaid insurance	43,425	51,100
Payments on prepaid insurance financing	(40,169)	(41,191)
Proceeds from related party notes and advances	430,000	392,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	433,256	402,409

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25)	1,598

CASH AND CASH EQUIVALENTS, beginning of period	11,851	19,373

CASH AND CASH EQUIVALENTS, end of period	$11,826	$20,971

The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Nature of Operations:

EnerTeck Corporation, a Delaware corporation, and its wholly owned subsidiary, EnerTeck Sub (collectively referred to as the “Company”) are headquartered in Houston, Texas. The Company specializes in the sales, marketing and manufacture of a fuel borne catalytic engine treatment for diesel engines known as EnerBurn®. The use of EnerBurn in diesel engines improves fuel economy, lowers smoke, and decreases engine wear and the dangerous emissions of both Nitrogen Oxide (NOx) and microscopic airborne solid matter (particulates). Principal target markets have included the trucking, heavy construction, maritime shipping, railroad and mining industries, as well as federal, state and international government applications. Key uncertainties and risks to the Company include, but are not limited to, if and how quickly the EnerBurn technology is accepted by the market and the effects future technological changes and environmental regulatory requirements may have on the need for diesel fuel additives.

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

Finished product costs amounted to approximately $19,000 and $26,000 at September 30, 2019 and December 31, 2018, respectively, and includes required blending costs to bring our products to their finished state.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed, and the account is deemed uncollectible. Management has provided allowances for doubtful accounts of $0 as of September 30, 2019 and December 31, 2018.

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

During the nine months ended September 30, 2019, the Company reviewed the estimated life of its intellectual property and determined it to have a finite life of 12 years. This change in accounting estimate requires the Company to amortize the intellectual property over the 12-year life and resulted in amortization expense of $3,125 and $9,375 for the three and nine months ended September 30, 2019, respectively.

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

The Company may from time to time enter into contracts to sell exclusive distributorship rights to certain markets for a fee. The contracts typically contain a term of market exclusivity as well as other performance obligations. The Company has determined the performance obligations on these types of contracts are satisfied evenly over the term of the contract and recognizes revenue evenly over the term of the contract. The remaining performance obligations on these contracts as of September 30, 2019 is $19,445 and is included in deferred revenue on the Company’s Condensed Consolidated Balance Sheets. These amounts are expected to be ratably recognized as revenue over the remaining term of the contracts.

In the following table, revenues have been disaggregated for the nine months ended September 30:

	2019	2018

Revenues - domestic	$37,859	$26,467
Revenues - foreign	-	129,250

Total revenues	$37,859	$155,717

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2019 and 2018, the Company incurred recurring net losses of $937,679 and $697,277, respectively. Further, most of the Company’s notes payable are overdue and payment may be demanded at any time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Reclassifications

Certain amounts in the September 30, 2018 condensed consolidated financial statements have been reclassified to conform to the classifications in the September 30, 2019 condensed consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2019	2018

Furniture and fixtures	$30,909	$30,909
Equipment	239,014	239,014
	269,923	269,923
Less: accumulated depreciation	268,650	268,314

Total property and equipment, net	$1,273	$1,609

Depreciation expense for the three months ended September 30, 2019 and 2018 was $112 and $332, respectively, and $336 and $1,018 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 3 – LOSS PER COMMON SHARE

The Company follows ASC 260,” Earnings Per Share” for share-based payments that are considered to be participating securities within the definition provided by the standard. All share-based payment awards that contained non-forfeitable rights to dividends, whether paid or unpaid, were designated as participating securities and included in the computation of earnings per share (“EPS”).

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)

Net loss	$(276,262)	$(185,007)	$(937,679)	$(697,277)

Weighted average common shares outstanding:
Basic and diluted	36,380,690	36,380,690	36,380,690	34,848,925

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

For the three and nine months ended September 30, 2019 and 2018, 4,986,334 stock warrants were excluded from diluted earnings per share because they are considered anti-dilutive.

For the three and nine months ended September 30, 2019 and 2018, 1,257,555 stock options were excluded from diluted earnings per share because they are considered anti-dilutive.

Further, the calculation of diluted weighted-average shares outstanding for the three and nine months ended September 30, 2019 and 2018 exclude potential shares, related to the outstanding convertible notes payable, which if converted, would be anti-dilutive and would have a significant impact on the total number of shares outstanding, once exercised.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2019 no equity activity occurred.

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

NOTE 5 – STOCK WARRANTS AND OPTIONS

Stock Warrants

No warrants were issued or exercised, nor were there any warrants that expired, during the nine months ended September 30, 2019 and 2018.

Warrants outstanding and exercisable as of September 30, 2019 were:

		Weighted
		Average	Exercisable
Exercise	Number of	Remaining	Number of
Price	Warrants	Life in Years	Warrants

$0.60	3,590,000	1.7	3,590,000
$0.75	100,000	1.9	100,000
$0.50	546,334	0.8	546,334
$0.30	750,000	2.1	750,000

	4,986,334		4,986,334

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

A summary of the activity of the Company’s stock options for the nine months ended September 30, 2019 is presented below:

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of December 31, 2018	$0.36	1,257,555		$0.20	$-
Expired	-	-		-
Granted	-	-		-
Exercised	-	-		-
Forfeited	-	-		-

Balance as of September 30, 2019	$0.36	1,257,555	2.53	$0.20	$-

Vested and exercisable as of September 30, 2019	$0.36	1,257,555	2.53	$0.20	$-

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

During the nine months ended September 30, 2019, a shareholder/director advanced $430,000 to the Company for working capital requirements. The Company expects amounts advanced will be either (i) applied against a stock subscription to be issued at a future date or (ii) repaid at a future date as the parties shall determine. Until otherwise agreed, such amounts advanced have been recorded as an additional payable bearing no interest.

The Company determined it is not practicable to estimate the fair value of outstanding debt as of September 30, 2019 and December 31, 2018, as the outstanding debt is private, there is no clarity as to when interest payments or principal payments will ultimately be made (or be called by the debt holders), and the Company lacks the internal expertise to calculate fair value of these debt instruments and would incur excessive costs to obtain a third-party valuation.

Other related party transactions

As of September 30, 2019, and December 31, 2018, the Company owed approximately $4.2 and $4.1 million, respectively, to its chief executive officer and other employees of the Company. The CEO and employees agreed to salary deferrals pending available resources to make such payments.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)” to account for leases. The Company elected to apply the transition option practical expedient as well as the short-term lease practical expedient upon adoption. As a result of adoption and application of the practical expedients, the Company noted there was no material impact to the Company’s financial statements upon adoption. The Company leased office space under a non-cancelable operating lease that was to expire in August 2019. Due to the short-term nature of the lease, the Company elected an accounting policy to not record short-term leases on the balance sheet. ASC 842-20-25-2 allows a lessee to elect an accounting policy to not record short-term leases, defined as those with terms of 12 months or less, on the balance sheet.

The lease provided for a rent-free period as well as increasing rental payments. In accordance with generally accepted accounting principles, rent expense for financial statement purposes was recognized on a straight-line basis over the lease term. A deferred lease liability arose from the timing difference in the recognition of rent expense and the actual payment of rent.

Rent expense for the three months ended September 30, 2019 and 2018 totaled $12,954 and $12,577, respectively and $38,252 and $37,784 for the nine months ended September 30, 2019 and 2018, respectively.

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

NOTE 10 – SUBSEQUENT EVENTS

There have been no material subsequent events after the close of the quarter ended September 30, 2019.

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

Results of Operations

Three Months Ended September 30, 2019, Compared to Three Months Ended September 30, 2018

Revenues

We recognized revenues of $12,149 for the three months ended September 30, 2019, compared to revenues of $133,371 for the three months ended September 30, 2018, a decrease of $121,222. The decrease is primarily a result of sales of our remaining inventory located in Australia during the three months ended September 30, 2018. As testing is either underway or completed with several potential new customers and in new areas with existing customers, it is expected that the remainder of 2019 should show improvement.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $7,293, or 60.0% of revenue, for the three months ended September 30, 2019, compared to $100,332, or 75.2% of revenue, for the three months ended September 30, 2018. We feel confident that there will be improvement in gross profits in future periods, as several recently completed successful tests have reached the negotiation stage and our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $4,856 for the three months ended September 30, 2019 which represented 40.0% of revenue compared to $33,039 for the three months ended September 30, 2018, which represented 24.8% or revenue.

Costs and Expenses

Operating expenses were $225,285 for the three months ended September 30, 2019 as compared to $247,866 for the three months ended September 30, 2018, a decrease of $22,581. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses. The decrease is primarily due to stock-based compensation, which was $0 and $46,116 for the three months ended September 30, 2019 and 2018, respectively. Partially offsetting this decrease was an increase in professional fees and other costs associated with business development.

Net Loss

We reported a net loss of $276,262 for the three months ended September 30, 2019 as compared to a net loss of $185,007 for the three months ended September 30, 2018, an increase of $91,255. The expectation is that sales will increase for the remainder of 2019 and into 2020 due to the success of certain completed testing and negotiations for and with new customers.

Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018

Revenues

We recognized revenues of $37,859 for the nine months ended September 30, 2019, compared to revenues of $155,717 for the nine months ended September 30, 2018, a decrease of $117,858. The decrease is primarily a result of sales of our remaining inventory located in Australia during the nine months ended September 30, 2018. As testing is either underway or completed with several potential new customers and in new areas with existing customers, it is expected that the remainder of 2019 and 2020 should show improvement.

Gross Profit

Gross profit was $28,056, or 74.1% of revenue, for the nine months ended September 30, 2019, compared to $117,919, or 75.7% of revenue, for the nine months ended September 30, 2018. We feel confident that there will be continued improvement in gross profits in future periods, as several recently completed successful tests have reached the negotiation stage and our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $9,803 for the nine months ended September 30, 2019 which represented 25.9% of revenue compared to $37,798 for the nine months ended September 30, 2018, which represented 24.3% or revenue.

Costs and Expenses

Operating expenses were $794,970 for the nine months ended September 30, 2019 as compared to $666,295 for the nine months ended September 30, 2018, an increase of $128,675. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses. The increase is primarily due to increased professional fees and costs associated with business development.

Net Loss

We reported a net loss of $937,679 for the nine months ended September 30, 2019 as compared to a net loss of $697,277 for the nine months ended September 30, 2018, an increase of $240,402. The expectation is that sales will increase for the remainder of 2019 due to the success of certain completed testing and negotiations for and with new customers.

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

The majority of our marketing effort since 2005 has been directed at targeting and gaining a foothold in one of several major target areas, including the inland marine diesel market, trucking, heavy construction and mining. Management concedes that sales revenues for the first nine months of 2019, the calendar year 2018 and prior years have been considerably less than anticipated. One of the issues we have faced in recent years has been the very long timeline from initial contact to contract signing subsequent to completion of an evaluation. Although we believe that many times in the past, we have proven the benefits of EnerBurn, various evaluating companies have opted not to move forward for a variety of reasons which we believe were beyond our control.

Nevertheless, at both the Company and distributor level, we have recently completed or are proceeding with evaluations of EnerBurn in many field trials. As we continue to string together a series of positive evaluations in more industries, we should begin to see more business generated from such results. New trials are either in progress or should be commencing shortly.

Liquidity and Capital Resources

On September 30, 2019 we had a working capital deficit of $8,386,198 and a stockholders’ deficit of $8,202,595 compared to a working capital deficit of $7,460,127 and a stockholders’ deficit of $7,264,916 on December 31, 2018. Our continuing deficit levels are primarily due to poor sales. On September 30, 2019, we had $11,826 in cash, total assets of $291,434 and total liabilities of $8,494,029, compared to $11,851 in cash, total assets of $318,444 and total liabilities of $7,583,360 on December 31, 2018.

Net cash used in operating activities was $433,281 for the nine months ended September 30, 2019 compared to net cash used in operating activities of $400,811 for the nine months ended September 30, 2018, an increase of $32,470. The increase was primarily due to the timing of payments of accounts payable during the nine months ended September 30, 2019.

Cash used in investing activities was $0 for the nine months ended September 30, 2019 and 2018.

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. Cash provided by financing activities was $433,256 for the nine months ended September 30, 2019 with $43,425 provided by the financing of prepaid insurance, repayments on the financing of prepaid insurance of $40,169 and $430,000 from related party notes and advances as compared to cash provided by financing activities of $402,409 for the nine months ended September 30, 2018 which was comprised $392,500 of related party notes and advances, $51,100 in financing of prepaid insurance and repayments on the financing of prepaid insurance of $41,191.

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

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of September 30, 2019, such loans and advances from related parties total $2,292,500 as compared to $1,862,500 on December 31, 2018. Many of these remaining loans are past due and certain others are due on demand. The Company does not expect any of such related parties to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such related parties demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as a result of material weaknesses in our disclosure controls and internal control over financial reporting. The ineffectiveness was due to the following material weaknesses which are indicative of many small companies: (i) all accounting functions are performed by limited accounting personnel; (ii) lack of formalized controls in the financial close process; (iii) general lack of knowledge of generally accepted accounting principles; and (iv) review of monthly, quarterly and yearly consolidated financial statements was not performed at a sufficient level of precision and specificity in order to detect material errors in the financial statements.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements Changes in Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION
(Registrant)

Dated: November 14, 2019	By:	/s/ Gary B. Aman
Gary B. Aman,
President and Acting Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2019	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)

