Form 10-K
period 2019-12-31
ENERTECK CORP
filed 2020-05-14
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (15,286,078) as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $764,304. The number of shares outstanding of the Common Stock ($.001 par value) of the registrant as of the close of business on May 14, 2020 was 36,380,690.

Documents Incorporated by Reference: None

ENERTECK CORPORATION

Explanatory Note

We are filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”) pursuant to an order issued by the Securities and Exchange Commission (the “SEC”) on March 25, 2020 (which extended and superseded a prior order issued on March 4, 2020), pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (Release No. 34-88465) (the “Order”), regarding exemptions granted to certain public companies. The Order allows a registrant up to an additional 45 days after the original due date of certain reports required to be filed with the SEC if a registrant’s ability to file such report timely is affected due to COVID-19. On March 30, 2020, we filed a current report on Form 8-K with the SEC to avail ourselves of such 45-day grace period to file this Annual Report provided by the Order. In such Form 8-K, we acknowledged experiencing disruptions including, but not limited to, closure of our corporate office in Stafford, Texas, and the limited availability of key Company personnel and professional advisors who were needed to prepare this Annual Report due in part to suggested and mandated social quarantining and work from home orders. This, in turn, delayed our ability to complete the audit and prepare this Annual Report.

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

A substantial portion of the last few years was spent re-directing our marketing emphasis for our primary product, EnerBurn.  Our current sales process now requires a signed commitment letter from the prospective customer for a minimum of a 3-year supply agreement, prior to the commencement of an evaluation of any of our products. Should the evaluation meet or exceed the established benchmarks as outlined in the evaluation protocol document, the supply agreement would become binding. We have adopted this strategy as we had numerous successful evaluations in the past that did not result in the customer moving forward and adopting the technology, with most of those evaluations being at the Company’s expense.

Additionally, we have contracted with outside sales representatives, both in the United States and in other parts of the world to act as distributors of our products. We currently have distribution agreements with Diesel-E Pty Ltd in Australia and with Green Group in South America. Diesel-E Pty Ltd completed its first EnerBurn evaluation with Robson Civil Projects Pty Limited of Australia and is currently working on multiple other opportunities leveraging on that successful trial. Green Group is currently running two evaluations in Peru, one for a mining railroad and another for a large mining conglomerate. We also have a representative working on mining evaluations in Mexico and expect that once the COVID-19 pandemic subsides, we will commence an evaluation at a large mine in Mexico.  In the U.S. we have a representative working on a number of currently ongoing EnerBurn evaluations in the Midwest, two of which have been completed successfully. We have recently started to supply them with chemical.  Two other evaluations recently started but were terminated due to the pandemic. We believe such will resume when it is safe to do so.

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

Domestic Distillate Fuel Consumption

Based on further EIA published data, the following table* depicts domestic distillate fuel oil consumption by end use for 2018 and 2017.

Energy Use	2018(MillionGallons)	2017(MillionGallons)
U.S. Total	63,836	62,347
Residential	3,797	3,254
Commercial	2,359	2,429
Industrial	1,940	2,043
Oil Company	1,553	1,348
Farm	3,466	3,436
Electric Power	641	411
Railroad	3,641	3,414
Vessel Bunkering	2,213	2,186
On-Highway	41,978	41,405
Military	144	176
Off-Highway	2,195	2,444

______________

* Sources: Energy Information Administration’s “Fuel Oil and Kerosene Sales 2018,” published February 2020. Totals may not equal sum of components due to independent rounding.

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

AN OCCURRENCE OF AN UNCONTROLLABLE EVENT SUCH AS THE COVID-19 PANDEMIC IS LIKELY TO NEGATIVELY IMPACT OUR OPERATIONS. The ongoing coronavirus outbreak which began at the beginning of 2020 has impacted various businesses throughout the world, including travel restrictions and the extended shutdown of certain businesses in impacted geographic regions. A pandemic typically results in social distancing, travel bans and quarantine, and the effects of, and response to, the COVID-19 pandemic has so far limited access to our corporate office, personnel and professional advisors. It may also hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission (the “SEC”). In this regard, on March 30, 2020, we filed a current report on Form 8-K with the SEC to avail ourselves of a 45-day grace period to file this Annual Report on Form 10-K provided by an SEC order issued on March 25, 2020 (which extended and superseded a prior order issued on March 4, 2020), which order allows a registrant up to an additional 45 days after the original due date of certain reports required to be filed with the SEC if a registrant’s ability to file such report timely is affected due to COVID-19. In such Form 8-K, we acknowledged experiencing disruptions including, but not limited to, closure of our corporate office in Stafford, Texas, and the limited availability of key Company personnel and professional advisors who are needed to prepare the Annual Report due in part to suggested and mandated social quarantining and work from home orders. This has, in turn, delayed the Company’s ability to complete its audit and prepare the Annual Report. Investors should be aware that such disruptions may impact our ability to file future SEC reports by their original due dates.

If the coronavirus outbreak situation should worsen, we may experience additional disruptions to our business. The extent to which the coronavirus impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

OUR ABILITY TO CONTINUE AS A GOING CONCERN. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the years ended December 31, 2019 and 2018, the Company incurred recurring net losses of approximately $1,208,000 and $932,000, respectively. In addition, at December 31, 2019, the Company has an accumulated deficit of approximately $37,802,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis. Management concedes that sales revenues for 2019 and 2018 and for years prior have been considerably less than earlier anticipated primarily due to circumstances which we are making a continued effort to correct. Management expected that construction, mining, railroad and trucking sales would show significant increases in 2019 over what has been generated in the past. That has not materialized, as of yet. Delays in the completion of long-term client demonstrations for several extremely large potential new clients which were initially intended to be completed during 2018 and 2019, have caused problems which have been very hard to overcome. On the upside, testing is underway for several large potential new domestic clients of our principal domestic distributor, which look extremely promising to date. Other tests are however finally close to completion. While it remains to be seen if all will be successful, it is believed that the final results will be in our favor and that the Company will show significant improvement over the next two years.

The Company has been able to generate working capital in the past through private placements and issuing promissory notes and believes that these avenues will remain available to the Company if additional financing is necessary. No assurance can be made that any of these efforts will be successful.

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, AND WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES AND OUR FINANCIAL RESULTS. For the years ended December 31, 2019 and 2018, we generated revenues of approximately $52,000 and $195,000, respectively, and incurred net losses of approximately $1,208,000 and $932,000, respectively. Continued failure to increase our revenues significantly will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to maintain its current improvement, or our operating expenses exceed our expectations, our operating results will suffer. If we are unable to sell our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis, new products from which we can derive additional revenues, our financial results will suffer.

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

In addition, investors should note that the studies referenced under Product Testing in Part I, Item 1 of this Annual Report were performed a number of years ago. Although the Company believes such studies are still relevant, technological improvements could impact the viability of these studies.

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

RELATED PARTY NOTES AND ADVANCES PRESENT A SIGNIFICANT RISK. Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of December 31, 2019, such loans and advances from related parties total $2,432,500. During the year ended December 31, 2018, 5,227,147 shares of common stock were issued in full satisfaction and discharge of $1,044,250 of advances and contributions plus $107,846 of interest. All the remaining notes and advances are past due. Although the Company does not expect any of such lenders to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This presents a significant risk to the Company in that in the event any of such lenders demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

Risks Related To Our Common Stock

WE HAVE ISSUED A SUBSTANTIAL NUMBER OF WARRANTS TO PURCHASE OUR COMMON STOCK WHICH WILL RESULT IN SUBSTANTIAL DILUTION TO THE OWNERSHIP INTERESTS OF OUR EXISTING SHAREHOLDERS. As of December 31, 2019, we had 36,380,690 shares of common stock outstanding. Up to an additional 4,986,334 shares are issuable upon the exercise of the warrants currently outstanding and up to 1,133,388 shares are issuable upon exercise of options currently outstanding. The exercise of all of these warrants and options would substantially dilute the ownership interests of our existing shareholders. Further, the potential conversion of outstanding convertible notes payable would have a significant impact on the total number of shares outstanding if converted.

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

Item 2. Properties.

We do not own any real estate. We lease approximately 2,722 square feet of space for our executive offices at 10701 Corporate Drive, Suite No. 150, Stafford, Texas. Such lease, which commenced on February 1, 2001, had an original term of three years and has been extended to February 29, 2020. Rent expense for the years ended December 31, 2019 and 2018 totaled approximately $52,000 and $50,000, respectively. Management believes that the current facility is adequate for the foreseeable future.

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

Year ended December 31, 2018:	High	Low
Jan. 1, 2018 to March 31, 2018	$0.15	$0.11
April l, 2018 to June 30, 2018	$0.14	$0.10
July 1, 2018 to Sept. 30, 2018	$0.12	$0.09
Oct. 1, 2018 to Dec. 31, 2018	$0.10	$0.04

Year ended December 31, 2019:	High	Low
Jan. 1, 2019 to March 31, 2019	$0.12	$0.03
April l, 2019 to June 30, 2019	$0.10	$0.03
July 1, 2019 to Sept. 30, 2019	$0.07	$0.03
Oct. 1, 2019 to Dec. 31, 2019	$0.10	$0.03

Holders

As of December 31, 2019, there were approximately 941 stockholders of record of the Company’s Common Stock. This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

Recent Sales of Unregistered Securities

There were no sales or issuances of equity securities during the fiscal year ended December 31, 2019.

We sold the following equity securities during the fiscal year ended December 31, 2018 that were not registered under the Securities Act of 1933, as amended:

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

Equity Compensation Plan Information

Information regarding equity compensations plans, as of December 31, 2019, is set forth in the table below:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	1,133,388	(1)	$0.36	616,612
Equity compensation plans not approved by security holders	4,986,334	(2)	$0.55	N/A
Total	6,119,722		$0.51	N/A

______________

(1)	Represents shares underlying the 2003 Employee Stock Option Plan.

(2)	Represents shares underlying the individual grant of warrants.

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

Results of Operations

Revenues

We recognized revenues of $51,815 for the year ended December 31, 2019, compared to revenues of $194,681 for the year ended December 31, 2018, a decrease of $142,866. The decrease is primarily a result of sales of our remaining inventory located in Australia during the year ended December 31, 2018. As testing is either underway or completed with several potential new customer supply contracts on which negotiations are near completion, it is expected revenue should show increases throughout 2020.

The primary source of revenue for the years ended December 31, 2019 and 2018 was from the sale of EnerBurn to oilfield service, heavy construction and mining industries. Sales delays have occurred due to delays in the completion of important product testing projects and a related lack of new customers. As testing is either underway or completed with several potential new customers and in new areas with existing customers, more sales should occur. Based on the value of two pending new customer supply contract on which negotiations are near completion it is expected that sales should show increases throughout 2020.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $39,536, or 76.3% of revenue, for the year ended December 31, 2019, compared to $149,186, or 76.6% of revenue, for the year ended December 31, 2018. We feel confident that there will be improvement in gross profits in future periods, as several recently completed successful tests have reached the negotiation stage and our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $12,279 for the year ended December 31, 2019 which represented 23.7% of revenues compared to $45,495 for the year ended December 31, 2018 which represented 23.4% of revenues.

Cost and Expenses

Operating expenses were $1,016,903 for the year ended December 31, 2019 as compared to $877,531 for the year ended December 31, 2018, an increase of $139,372. The increase is due primarily to an increase in professional fees and other costs associated with business development.

Net Loss

We reported a net loss of $1,208,391 for the year ended December 31, 2019 as compared to a net loss of $932,402 for the year ended December 31, 2018, an increase of $275,989. The expectation is that sales will increase in 2020 due to the success of certain completed testing and negotiations for and with new customers.

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

The majority of our marketing effort since 2005 has been directed at targeting and gaining a foothold in one of several major target areas, including the inland marine diesel market, trucking, heavy construction and mining. Management concedes that sales revenues for 2019 and prior years have been considerably less than earlier anticipated. One of the issues we have faced in recent years has been the very long timeline from initial contact to contract signing subsequent to completion of an evaluation. Although we believe that many times in the past we have proven the benefits of EnerBurn, various evaluating companies have opted not to move forward for a variety of reasons which we believe were beyond our control.

Nevertheless, at both the Company and distributor level, we have recently completed or are proceeding with evaluations of EnerBurn in many field trials. As we continue to string together a series of positive evaluations in more industries, we should begin to see more business generated from such results. New trials are either in progress or should be commencing shortly.

A substantial portion of the last few years was spent re-directing our marketing emphasis for our primary product, EnerBurn.  Our current sales process now requires a signed commitment letter from the prospective customer for a minimum of a 3-year supply agreement, prior to the commencement of an evaluation of any of our products. Should the evaluation meet or exceed the established benchmarks as outlined in the evaluation protocol document, the supply agreement would become binding. We have adopted this strategy as we had numerous successful evaluations in the past that did not result in the customer moving forward and adopting the technology, with most of those evaluations being at the Company’s expense.

Additionally, we have contracted with outside sales representatives, both in the United States and in other parts of the world to act as distributors of our products. We currently have distribution agreements with Diesel-E Pty Ltd in Australia and with Green Group in South America. Diesel-E Pty Ltd completed its first EnerBurn evaluation with Robson Civil Projects Pty Limited of Australia and is currently working on multiple other opportunities leveraging on that successful trial.  Green Group is currently running two evaluations in Peru, one for a mining railroad and another for a large mining conglomerate. We also have a representative working on mining evaluations in Mexico and expect that once the COVID-19 pandemic subsides, we will commence an evaluation at a large mine in Mexico. In the U.S. we have a representative working on a number of currently ongoing EnerBurn evaluations in the Midwest, two of which have been completed successfully. We have recently started to supply them with chemical. Two other evaluations recently started but were terminated due to the pandemic. We believe such will resume when it is safe to do so.

It should be noted that the ongoing coronavirus outbreak which began at the beginning of 2020 has impacted various businesses throughout the world, including travel restrictions and the extended shutdown of certain businesses in impacted geographic regions. A pandemic typically results in social distancing, travel bans and quarantine, and the effects of, and response to, the COVID-19 pandemic has so far limited access to our corporate office, personnel and professional advisors, and has also hampered, and may continue to hamper. our efforts to comply with our filing obligations with the Securities and Exchange Commission. If the coronavirus outbreak situation should worsen, we may experience additional disruptions to our business. The extent to which the coronavirus impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Capital Resources

On December 31, 2019, we had working capital deficit of $8,652,036 and stockholders’ deficit of $8,473,307 compared to working capital deficit of $7,460,127 and stockholders’ deficit of $7,264,916 on December 31, 2018. Our continuing deficit levels are primarily due to poor sales. On December 31, 2019, the Company had $19,876 in cash, total assets of $277,538 and total liabilities of $8,750,845, compared to $11,851 in cash, total assets of $318,444 and total liabilities of $7,583,360 on December 31, 2018.

Net cash used in operating activities was $560,210 for the year ended December 31, 2019 as compared to $450,663 for the year ended December 31, 2018, an increase of $109,547. This increase was primarily due to the timing of payments of accounts payable and other accrued liabilities during the year ended December 31, 2019.

Cash used in investing activities was $0 for the years ended December 31, 2019 and 2018.

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. Cash provided by financing activities was $568,235 for the year ended December 31, 2019 with $43,425 provided by the financing of prepaid insurance, repayments on the financing of prepaid insurance of $45,190 and $570,000 from related party notes and advances as compared to cash provided by financing activities of $443,141 for the year ended December 31, 2018 which was comprised $445,000 of related party notes and advances, $51,100 in financing of prepaid insurance and repayments on the financing of prepaid insurance of $52,959.

No warrants were issued during the years ended December 31, 2019 and 2018. Due to the extension of all warrants previously set to expire during 2016, which was approved by the Board of Directors in September 2016, no warrants expired for the years ended December 31, 2019 and 2018, respectively. All warrants so effected were extended five additional years from their original expiration date at their original strike prices and terms.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues, we will require additional investment to satisfy our contemplated cash requirements for the next 12 months. No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated. This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy. Management expect that sales should show increases in 2020. No assurances can be made that we will be able to obtain required financing on terms acceptable to us or at all. Our contemplated cash requirements beyond 2020 will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of December 31, 2019, such loans and advances from related parties total $2,432,500 as compared to $1,862,500 for the previous year. During the year ended December 31, 2018, 5,227,147 shares of common stock were issued in full satisfaction and discharge of $1,044,250 of these advances and contributions. All of the remaining notes and advances are past due. The Company does not expect any of such related parties to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such related parties demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

Inflation has not significantly impacted the Company’s operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Significant Accounting Policies

Revenue Recognition

The Company recognizes revenues when evidence of a completed transaction and customer acceptance exists, and when title passes, if applicable. Effective January 1, 2018, the Company adopted ASC 606, Revenue from Contracts With Customers, using the modified retrospective adoption approach. As the result of adoption, the Company noted there were no changes or modifications required to previously recorded revenues for years prior to 2018.

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

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the years ended December 31, 2019 and 2018, we incurred recurring net losses of $1,208,391 and $932,402, respectively. Further, most of our notes payable are overdue and payment may be demanded at any time. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. We have been able to obtain cash in the past through private placements and issuing promissory notes and we believe that these avenues will remain available to us. These financings are intended to mitigate the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs 12 months from the issuance of the consolidated financial statements. However, there is no certainty that additional financing can be obtained in the future at terms acceptable to the Company.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2019. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies: (i) all accounting functions are performed by limited accounting personnel; (ii) lack of formalized controls in the financial close process; and (iii) review of monthly, quarterly and yearly consolidated financial statements was not performed at a sufficient level of precision and specificity in order to detect material errors in the financial statements.

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

Material Weakness

In connection with our annual audit for the year ended December 31, 2019, management determined that controls as described above constitute material weaknesses in disclosure controls and internal control over financial reporting. As a result, it was determined that a control deficiency that constitutes a material weakness in the design and operation of our internal control over financial reporting was present. Management believes that these material weaknesses did not have an effect on our financial results. However, management believes that the lack of these items results in ineffective internal controls, which could result in a material misstatement in our financial statements in future periods. Due to our size and nature, segregation of duties within our internal control system may not always be possible or economically feasible. Likewise, we may not be able to engage sufficient resources to enable us to have adequate staff and supervision within our accounting function.

Remediation

During 2019, certain actions were taken to address certain aspects of the material weaknesses disclosed above. We intend to continue to actively plan for and implement control procedures to improve our overall control environment including but not limited to documenting necessary internal control policies and developing and delivering appropriate internal control training to our personnel. Due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, as well as our limited cash resources, no assurance can be given as to the timing of achievement of remediation.

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

Name	Age	Present Position and Offices	Has Served as Director Since

Gary B. Aman	72	President, Director and Acting Chief Executive Officer	March 2005

Jack D. Cowles	59	Director	March 2005

Thomas F. Donino	58	Chairman of the Board and Director	December 2005

Richard B. Dicks	72	Chief Financial Officer	-

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

Delinquent Section 16(a) Reports

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

Based solely on the Company’s review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the year ended December 31, 2019, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

Item 11. Executive Compensation.

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2019 and December 31, 2018, of those persons who were, (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Gary B. Aman,	2019	$200,000	$0	$0	$0		$0	$0	$0	$200,000
President and Acting Chief Executive Officer	2018	$200,000	$0	$0	$30,359	(1)	$0	$0	$0	$230,359

Richard B. Dicks	2019	$150,000	$0	$0	$0		$0	$0	$0	$150,000
Chief Financial Officer	2018	$150,000	$0	$0	$8,947	(1)	$0	$0	$0	$158,947

_____________

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC 718 in connection with options and warrants granted as compensation.

Equity Awards

The following table provides certain information concerning equity awards held by the named executive officers as of December 31, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
Name	No. of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested(#)

Gary Aman	66,667	-0-	$0.60	8/9/2021	-0-	-0-
	250,000	-0-	$0.60	8/9/2021	-0-	-0-
	266,667	-0-	$0.35	7/19/2023	-0-	-0-
	66,666	-0-	$0.30	8/2/2021	-0-	-0-
	250,000	-0-	$0.30	11/8/2021	-0-	-0-
	66,666	-0-	$0.20	9/28/2023	-0-	-0-
		-0-

Richard B. Dicks	50,000	-0-	$0.60	8/9/2021	-0-	-0-
	64,200	-0-	$0.35	7/19/2023	-0-	-0-
	50,000	-0-	$0.30	8/2/2021	-0-	-0-
	100,000	-0-	$0.60	5/17/2021	-0-	-0-
	50,000	-0-	$0.20	9/28/2023	-0-	-0-

_____________

(1)

Represents options and warrants which have been issued as compensation. Does not include information with respect to warrants to acquire 100,000 shares granted to Mr. Aman in 2011 as and for additional consideration for previous loans made to the Company.

2003 Stock Option Plan

In September 2003, our shareholders approved an employee stock option plan (the “2003 Option Plan”) authorizing the issuance of options to purchase up to 1,000,000 shares of our common stock. In 2013, the number of shares reserved for issuance under the 2003 Option Plan was increased from 1,000,000 to 1,250,000 shares, and in 2018, the number of shares reserved for issuance under the 2003 Option Plan was increased from 1,250,000 to 1,750,000 shares. This plan is intended to give us greater ability to attract, retain, and motivate officers, key employees, directors and consultants; and is intended to provide us with the ability to provide incentives more directly linked to the success of our business and increases in shareholder value. As of December 31, 2019, there are outstanding options under the 2003 Option Plan to acquire up to 1,133,388 shares of our common stock at a weighted average exercise price of $0.36 per share. Such options expire at dates ranging from August 2, 2021 to September 28, 2023.

Other Options, Warrants or Rights

We have no other outstanding options or rights to purchase any of our securities. However, as of December 31, 2019, we do have outstanding warrants to purchase up to 4,986,334 shares of our common stock. In addition, we do have outstanding convertible notes which are convertible into shares of our common stock under certain conditions.

Employment Agreements - Executive Officers and Certain Significant Employees

As of December 31, 2019, none of our officers and key employees are bound by employment agreements.

We do not have any termination or change in control arrangements with any of our named executive officers.

Compensation of Directors

At the present time, directors receive no cash compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings.

The following table provides certain summary information concerning the compensation paid to the Company’s non-employee directors during fiscal 2019 for their services as such. All compensation paid to Mr. Mr. Aman is set forth in the Summary Compensation table above.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of May 14, 2020, certain information with regard to the beneficial ownership of the Company’s Common Stock by (i) each stockholder owning beneficially 5% or more of the Company’s Common Stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other executive officers, if any, of the Company whose total compensation was in excess of $100,000 (the “named executive officers”), and (iv) all executive officers and directors of the Company as a group:

	Amount and Nature
Name of Beneficial Owner	of Beneficial Ownership		Percent of Class(1)

Thomas F. Donino	19,782,896	(2)	46.5%
Gary B. Aman	1,736,666	(3)	4.1%
Jack D. Cowles	898,550	(4)	2.1%
Richard B. Dicks	314,200	(5)	*
Estate of Dwaine Reese	3,960,834	(6)	9.3%
All Executive Officers and
Directors as a Group (4 persons)	22,732,312		53.5%

______

* Less than 1%.

(1)	Applicable percentage ownership for each stockholder is based upon 36,380,690 shares of common stock outstanding as of May 14, 2020 plus any securities that stockholder has the right to acquire pursuant to options, warrants, conversion privileges or other rights, except as otherwise reflected below.

(2)	Consists of 12,833,262 shares held by Mr. Donino individually or jointly with his wife; 46,500 shares held by Mr. Donino as custodian for his children; 2,450,000 shares held by BATL Bioenergy LLC (“BATL”); 1,131,300 shares held by BATL Management LP (“BATL Management”); 1,510,000 shares underlying warrants held by BATL; 575,000 shares underlying warrants held by BATL Management; and, 1,236,834 shares underlying warrants held by Mr. Donino. Does not include shares which may be acquired upon conversion of convertible promissory notes held by Mr. Donino and BATL. See “Certain Relationships and Transactions and Corporate Governance”. As the president and managing member of BATL and the sole officer, director and shareholder of BATL Management’s general partner, Mr. Donino may be deemed to be the beneficial owner of shares owned by BATL and BATL Management. BATL Management is a family limited partnership whose members are certain relatives and trusts for the benefit of certain relatives of Mr. Donino. The address for Mr. Donino is 440 Via del Orso, Jupiter, Florida.

(3)	Consists of 670,000 shares held by Mr. Aman, 466,666 shares underlying options granted to him and 600,000 shares underlying warrants held by Mr. Aman. The address for Mr. Aman is 10701 Corporate Drive, Suite 150, Stafford, Texas.

(4)	Consists of 398,550 shares held by Mr. Cowles and 500,000 shares underlying warrants held by him. The address for Mr. Cowles is 30 Lansdowne Drive, Larchmont, New York.

(5)	Consists of 214,200 shares underlying options and 100,000 shares underlying warrants held by him. The address for Mr. Dicks is 10701 Corporate Drive, Suite 150, Stafford, Texas.

(6)	Consists of 3,565,000 shares held by Mr. Reese, 145,834 shares underlying options granted to him and 250,000 shares underlying warrants held by Mr. Reese. Mr. Reese, former officer and director of the Company, died on May 5, 2017. The address for his estate is 2206 Country Creek Road, Richmond, Texas.

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

During the year ended December 31, 2019, Mr. Donino advanced $570,000 to the Company for working capital requirements. The Company expects amounts advanced will be either (i) applied against a stock subscription to be issued at a future date or (ii) repaid at a future date as the parties shall determine. Until otherwise agreed, such amounts advanced have been recorded as an additional payable bearing no interest.

Other than the foregoing, since January 1, 2019, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2019 and December 31, 2018:

Fee Category	2019 Fees	2018 Fees

Audit Fees	$81,000	$65,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$81,000	$65,500

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

(3) Exhibits

Incorporated by
Reference to

2.1	Share Exchange Agreement	Exhibit 2.1 (1)
2.2	Plan of Merger	Exhibit 2.2 (2)
2.3	Article of Merger (Delaware)	Exhibit 2.3 (2)
2.4	Articles of Merger (Washington)	Exhibit 2.4 (2)
3.1	Articles of Incorporation (July 8, 2003 filing date)	Exhibit 3.1 (2)
3.2	Bylaws	Exhibit 3.2 (2)
4.1	Specimen of Common Stock Certificate	Exhibit 4.1 (2)
4.2	Registrant’s 2003 Stock Option Plan	Exhibit 4.1 (3)
4.3	Registrant’s 2005 Stock Compensation Plan	Exhibit 99.1 (4)
4.4	Form of Common Stock Purchase Warrant granted to various persons at various times from August 2003 to date	Exhibit 4.4 (5)
4.5	Warrant to purchase 1,000,000 shares issued to BATL Bioenergy LLC	Exhibit 4.2 (6)
4.6	Description of Securities	*
10.1	Office Lease dated February 1, 2001	Exhibit 10.23 (2)
10.2	Office Lease Amendment dated March 31, 2003	Exhibit 10.24 (2)
10.3	Second Amendment to Lease Agreement	Exhibit 10.4 (7)
10.4	Third Amendment to Lease Agreement	Exhibit 10.5 (7)
10.5	Fourth Amendment to Lease Agreement	Exhibit 10.5 (9)
10.6	Fifth Amendment to Lease Agreement	Exhibit 10.5 (10)
10.7	Exclusive Reseller and Market Development Alliance With Custom Fuel Services, Inc.	Exhibit 10.10 (8)
21.1	Subsidiaries of the Registrant	Exhibit 21.1 (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*
101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

_______

* Filed herewith.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 23, 2003, and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2, File No. 333-108872, and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Schedule 14A filed on August 12, 2003, and incorporated by reference herein.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-1258814, and incorporated by reference herein.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, and incorporated by reference herein.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 12, 2005, and incorporated by reference herein.

(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and incorporated by reference herein.

(8)	Filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form SB-2 filed as Form S-1/A on March 25, 2008, File No. 333-133651, and incorporated by reference herein.

(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated by reference herein.

(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated by reference herein.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION (Registrant)

Dated: May 14, 2020	By:	/s/ Gary B. Aman
Gary B. Aman
President and Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gary B. Aman	President,	05/14/2020
Gary B. Aman	Acting Chief Executive
Officer and Director
(Principal Executive Officer)

/s/ Richard B. Dicks	Chief Financial Officer	05/14/2020
Richard B. Dicks	(Principal Financial Officer)

/s/ Thomas F. Donino	Chairman of the Board	05/14/2020
Thomas F. Donino	and Director

/s/ Jack D. Cowles	Director	05/14/2020
Jack D. Cowles

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Enerteck Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Enerteck Corporation (the Company) as of December 31, 2019, and 2018, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

May 14, 2020

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018

ASSETS

Current assets
Cash and cash equivalents	$19,876	$11,851
Inventory	52,028	62,120
Receivable - trade, net	10,740	10,680
Representative advances	-	24,031
Prepaid expenses	16,165	11,537
Total current assets	98,809	120,219

Inventory, net of current portion	37,524	37,524

Intellectual property, net of accumulated amortization of $12,500 and $0, respectively	137,500	150,000

Website, net of accumulated amortization of $30,194 and $23,646, respectively	2,544	9,092

Property and equipment, net of accumulated depreciation of $268,762 and $268,314, respectively	1,161	1,609

TOTAL ASSETS	$277,538	$318,444

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$204,515	$124,270
Customer advances	50,900	50,900
Related party notes and advances	2,432,500	1,862,500
Accrued compensation	4,297,641	4,058,065
Accrued interest	1,576,336	1,345,664
Accrued liabilities - other	171,592	138,947
Deferred revenue	17,361	-
Total current liabilities	8,750,845	7,580,346

Long term liabilities
Deferred lease liability	-	3,014

Total Liabilities	$8,750,845	$7,583,360

Commitments and contingencies (Note 10)

Stockholders' deficit
Preferred stock, $.001 par value, authorized 10,000,000 shares, none issued and outstanding at December 31, 2019 and 2018, respectively	-	-
Common stock, $.001 par value, authorized 100,000,000 shares, 36,380,690 issued and outstanding at December 31, 2019 and 2018, respectively	36,381	36,381
Additional paid-in capital	29,293,021	29,293,021
Accumulated deficit	(37,802,709)	(36,594,318)
Total stockholders' deficit	(8,473,307)	(7,264,916)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$277,538	$318,444

The accompanying notes are an integral part of these consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018

Revenues	$51,815	$194,681
Cost of goods sold	12,279	45,495
Gross profit	39,536	149,186

General and administrative expenses
Wages	529,443	528,097
Depreciation and amortization	19,496	7,898
Stock-based compensation	-	46,116
Other selling, general and administrative	467,964	295,420
Total Expenses	1,016,903	877,531

Operating loss	(977,367)	(728,345)

Interest income	36	49
Other income	528	10,076
Interest expense	(231,588)	(214,182)
Net loss	$(1,208,391)	$(932,402)

Loss per common share
Basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding
Basic and diluted	36,380,690	35,951,061

The accompanying notes are an integral part of these consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2017	31,153,543	$31,154	$28,100,037	$(35,661,916)	$(7,530,725)

Stockholder advance conversion	5,227,147	5,227	1,146,868	-	1,152,095

Stock-based compensation	-	-	46,116	-	46,116

Net loss	-	-	-	(932,402)	(932,402)

Balances at December 31, 2018	36,380,690	$36,381	$29,293,021	$(36,594,318)	$(7,264,916)

Net loss	-	-	-	(1,208,391)	(1,208,391)

Balances at December 31, 2019	36,380,690	$36,381	$29,293,021	$(37,802,709)	$(8,473,307)

The accompanying notes are an integral part of these consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,208,391)	$(932,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,496	7,898
Options issued for employee plan	-	46,116
Bad debt expense	631	-
Effects of changes in operating assets and liabilities:
Accounts receivable	(691)	8,457
Representative advances	24,031	(22,560)
Deferred liability	(3,014)	(4,521)
Inventory	10,092	25,064
Prepaid expenses	(4,628)	7,301
Customer advances	-	900
Accounts payable	82,010	46,598
Accrued interest payable	230,672	207,615
Accrued liabilities	272,221	158,871
Deferred revenue	17,361	-
NET CASH USED IN OPERATING ACTIVITIES	(560,210)	(450,663)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from financing prepaid insurance	43,425	51,100
Payments on prepaid insurance financing	(45,190)	(52,959)
Proceeds from related party notes and advances	570,000	445,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	568,235	443,141

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,025	(7,522)

CASH AND CASH EQUIVALENTS, beginning of period	11,851	19,373

CASH AND CASH EQUIVALENTS, end of period	$19,876	$11,851

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:
Interest	$-	$6,567

Non-cash investing and financing activities
Customer advance reclassed to related party notes and advances	$-	$37,500
Stockholder advance conversion	$-	$1,152,095

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

Finished product costs amounted to approximately $16,000 and $26,000 at December 31, 2019 and 2018, respectively, and include required blending costs to bring the Company’s products to their finished state.

Accounts Receivable: Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed, and the account is deemed uncollectible. Management has provided allowances for doubtful accounts of $631 and $0 as of December 31, 2019 and 2018, respectively.

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

Intangible Assets: The Company follows the provisions of FASB ASC 350, Goodwill and Other Intangible Assets. FASB ASC 350 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Specifically, FASB ASC 350 addresses how intangible assets that are acquired should be accounted for in consolidated financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the consolidated financial statements. The statement requires the Company to evaluate its intellectual property each reporting period to determine whether events and circumstances continue to support an indefinite life. In addition, the Company tests its intellectual property for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The statement requires intangible assets with finite lives to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value. No impairment was considered necessary during the years ended December 31, 2019 and 2018.

During the year ended December 31, 2019, the Company reviewed the estimated life of its intellectual property and determined it to have a finite life of 12 years. This change in accounting estimate requires the Company to amortize the intellectual property over the 12-year life and resulted in amortization expense of $12,500 for the year ended December 31, 2019.

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

The Company may from time to time enter into contracts to sell exclusive distributorship rights to certain markets for a fee. The contracts typically contain a term of market exclusivity as well as other performance obligations. The Company has determined the performance obligations on these types of contracts are satisfied evenly over the term of the contract and recognizes revenue evenly over the term of the contract. The remaining performance obligations on these contracts as of December 31, 2019 is $17,361 and is included in deferred revenue on the Company’s Consolidated Balance Sheets. These amounts are expected to be ratably recognized as revenue over the remaining term of the contracts.

In the following table, revenues have been disaggregated for the years ended December 31:

	2019	2018

Revenues - domestic	$51,815	$65,431
Revenues - foreign	-	129,250

Total revenues	$51,815	$194,681

As stated above, the Company does not accept returns nor does it provide warranty on its product’s performance, as control of performance is based on the proper utilization by the final user. The Company periodically tests the product manufactured prior to shipment for its proprietary quality standards and guarantees to the distributors that the product will always maintain the level of strict quality standard that is integral to the performance of its product for the end customer. The Company will provide a Certificate of Analysis, (“C of A”) on each shipment of its product, if requested by the customer. The C of A provides proof that the product is manufactured to meet chemical specifications that insure performance standards.

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

Website Costs: Total website costs of $32,738 are being amortized over their expected useful life of five years. Amortization for the years ended December 31, 2019 and 2018 was $6,548 and $6,548, respectively. Future amortization is expected to be $2,544 for the year ended December 31, 2020.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the years ended December 31, 2019 and 2018, the Company incurred recurring net losses of approximately $1,208,000 and $932,000, respectively. Further, most of the Company’s notes payable are overdue and payment may be demanded at any time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis. The Company has been able to obtain cash in the past through private placements and issuing promissory notes and believes that these avenues will remain available to the Company. These financings are intended to mitigate the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs 12 months from the issuance of the consolidated financial statements. However, there is no certainty that additional financing can be obtained in the future at terms acceptable to the Company.

NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2019 and 2018 property and equipment consisted of the following:

	December 31,
	2019	2018

Furniture and fixtures	$30,909	$30,909
Equipment	239,014	239,014
	269,923	269,923
Less: accumulated depreciation	268,762	268,314

Total property and equipment, net	$1,161	$1,609

Depreciation expense totaled $448 and $1,350 for the years ended December 31, 2019 and 2018, respectively.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2019 and 2018 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

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

The following table sets forth the computation of basic and diluted loss per share:

	Year Ended December 31,
	2019	2018

Net loss	$(1,208,391)	$(932,402)

Weighted average common shares outstanding:
Basic and diluted	36,380,690	35,951,061

Basic and diluted loss per share	$(0.03)	$(0.03)

For the years ended December 31, 2019 and 2018, 4,986,334 stock warrants were excluded from diluted earnings per share because they are considered anti-dilutive.

For the years ended December 31, 2019 and 2018, 1,133,388 and 1,257,555 stock options, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

Further, the calculation of diluted weighted-average shares outstanding for the years ended December 31, 2019 and 2018 exclude potential shares, related to the outstanding convertible notes payable, which if converted, would be anti-dilutive and would have a significant impact on the total number of shares outstanding, once exercised.

NOTE 6 - STOCKHOLDERS' EQUITY

During the year ended December 31, 2019 no equity activity occurred.

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

NOTE 7 - STOCK WARRANTS AND OPTIONS

Stock Warrants

No warrants were issued or exercised, nor were there any warrants that expired, during the years ended December 31, 2019 and 2018.

Warrants outstanding and exercisable as of December 31, 2019 were:

		Weighted
		Average	Exercisable
Exercise	Number of	Remaining	Number of
Price	Warrants	Life in Years	Warrants

$0.60	3,590,000	1.5	3,590,000
$0.75	100,000	1.7	100,000
$0.50	546,334	0.5	546,334
$0.30	750,000	1.9	750,000

	4,986,334		4,986,334

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

During the year ended December 31, 2019, options to acquire 124,167 shares issued to current and former employees expired. The Company has plans to extend the expiration dates on options to acquire 82,500 shares during 2020 that are issued to current employees, but as of the date of this report the extensions have not yet taken place. The remaining options to acquire 41,667 shares issued to a former employee who is now deceased will not be extended.

No options expired during the year ended December 31, 2018, except options to acquire 108,334 shares, issued to a former employee, who is now deceased. These options expired in July 2018.

The following Black-Scholes model weighted-average assumptions were used for the periods indicated:

	Years Ended December 31,
	2019	2018

Expected volatility	0.00%	147.83%
Expected dividend yield	-	-
Risk-free interest rates	0.00%	1.67%
Expected term (in years)	-	5.0

A summary of the activity of the Company’s stock options for the years ended December 31, 2019 and 2018 is presented below:

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of December 31, 2017	$0.38	1,200,879		$-	$-
Expired	-	(108,334)		-
Granted	0.20	165,010		-
Exercised	-	-		-
Forfeited	0.35	-		-

Balance as of December 31, 2018	$0.36	1,257,555		$-	$-
Expired	0.30	(124,167)		-
Granted	-	-		-
Exercised	-	-		-
Forfeited	-	-		-

Balance as of December 31, 2019	$0.36	1,133,388	2.56	$0.20	$-

Vested and exercisable as of December 31, 2019	$0.36	1,133,388	2.56	$0.20	$-

NOTE 8 - INCOME TAXES

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (“U.S. Tax Reform”), which enacts a wide range of changes to the U.S. Corporate income tax system. The impact of U.S. Tax Reform primarily represents estimates of revaluing the Company’s U.S. deferred tax assets and liabilities based on the rates at which they are expected to be recognized in the future. For U.S. federal purposes the corporate statutory income tax rate was reduced from 35% to 21%, effective for the 2018 tax year. Based on historical financial performance, at December 31, 2018 the Company has a net deferred tax asset position that has been measured at the lower corporate rate of 21%. This decrease in the rate will result in tax expense to adjust net deferred tax assets to the reduced value but this expense will be completely offset with a decrease in the valuation allowance currently established. Therefore, net deferred taxes at December 31, 2019 will be zero.

EnerTeck has incurred net losses since the merger with Gold Bond and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative operating loss carry-forward is approximately $23,691,000 at December 31, 2019 and expires beginning in 2023. The tax effect of the loss carry-forward for 2017 and thereafter is computed utilizing the newly passed federal corporate tax rate of 21%.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. As of December 31, 2019 and 2018, the Company has recorded no unrecognized tax benefits or related penalty and interest. Additionally, the Company does not expect any unrecognized tax benefits to change significantly over the next twelve months.

A reconciliation of the expected U.S. income tax expense (benefit) to income taxes is as follows:

	Year Ended December 31,
	2019	2018

Expected tax expense (benefit) at U.S. statutory rate	$(254,000)	$(196,000)
Change in valuation allowance	287,000	196,000
Other	(33,000)	-
Total Income Tax Expense/(Benefit)	$-	$-

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

Components of deferred income taxes are as follows:

	December 31,
	2019	2018
Net operating loss carry forwards	$4,975,000	$4,787,000
Deferred compensation costs and other	1,234,000	1,135,000
Valuation allowance	(6,209,000)	(5,922,000)
Net deferred tax assets/(liabilities)	$-	$-

NOTE 9 – RELATED PARTY NOTES AND ADVANCES

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

During the year ended December 31, 2019, a shareholder/director advanced $570,000 to the Company for working capital requirements. The Company expects amounts advanced will be either (i) applied against a stock subscription to be issued at a future date or (ii) repaid at a future date as the parties shall determine.   Until otherwise agreed, such amounts advanced have been recorded as an additional payable bearing no interest.

The Company determined it is not practicable to estimate the fair value of outstanding debt as of December 31, 2019 and 2018, as the outstanding debt is private, there is no clarity as to when interest payments or principal payments will ultimately be made (or be called by the debt holders), and the Company lacks the internal expertise to calculate fair value of these debt instruments and would incur excessive costs to obtain a third-party valuation.

Other Related Party Transactions

As of December 31, 2019 and 2018, the Company owed approximately $4.3 million and $4.1 million, respectively, to its chief executive officer and other employees of the Company. The CEO and employees agreed to salary deferrals pending available resources to make such payments.

One of the Company’s shareholders owns 100% of BATL Trading, Inc., which is a distributor of EnerBurn. There was no activity during 2019 and 2018.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Office Lease

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

In January 2020, the Company executed an additional six-month amendment to the lease for office space for the period March 1, 2020 through August 31, 2020. As permitted by ASC 842-20-25-2 the Company has elected to not record the short-term lease on the balance sheet.

Future minimum rentals due under non-cancelable operating leases are approximately as follow:

Office
Year Ended December 31,	Lease

2020	$36,293
2021	-
2022	-
2023	-
2024	-
Thereafter	-

Total	$36,293

Rent expense for the years ended December 31, 2019 and 2018 totaled $51,959 and $50,361, respectively.

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

For the year ended December 31, 2019, four distributors made up 95% of sales and represented 55% of total accounts receivable at December 31, 2019. For the year ended December 31, 2018, three distributors made up 91% of sales and represented 75% of total accounts receivable at December 31, 2018.

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

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated its December 31, 2019 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. As a result of the spread of the COVID-19 coronavirus, the Company has had limited access to the corporate office, personnel and professional advisors, and has also hampered, and may continue to hamper. efforts to comply with filing obligations with the Securities and Exchange Commission. If the coronavirus outbreak situation should worsen, the Company may experience additional disruptions to business. The extent to which the coronavirus impacts the Company’s operations or those of the Company’s third-party partners will depend on future developments, which are highly uncertain and cannot be predicted, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

On April 21, 2020 the Company received loan proceeds in the amount of $73,100 under the Paycheck Protection Program (“PPP”) administered by the Small Business Administration. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first sixth months. The Company intends to use the proceeds for purposes consistent with the PPP.

