Form 10-Q
period 2020-03-31
ENERTECK CORP
filed 2020-06-29
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-31981

ENERTECK CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware	47-0929885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10701 Corporate Drive, Suite 150, Stafford, Texas	77477
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 36,380,690 outstanding as of June 29, 2020.

Explanatory Note

 We are filing this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”) pursuant to an order issued by the Securities and Exchange Commission (the “SEC”) on March 25, 2020 (which extended and superseded a prior order issued on March 4, 2020), pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (Release No. 34-88465) (the “Order”), regarding exemptions granted to certain public companies. The Order allows a registrant up to an additional 45 days after the original due date of certain reports required to be filed with the SEC if a registrant’s ability to file such report timely is affected due to COVID-19. On May 15, 2020, we filed a current report on Form 8-K with the SEC to avail ourselves of such 45-day grace period to file this Quarterly Report provided by the Order. In such Form 8-K, we acknowledged experiencing disruptions including, but not limited to, closure of our corporate office in Stafford, Texas, and the limited availability of key Company personnel and professional advisors who were needed to prepare this Quarterly Report due in part to suggested and mandated social quarantining and work from home orders. This, in turn, delayed our ability to prepare and complete this Quarterly Report.

2

ENERTECK CORPORATION

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$47,781	$19,876
Inventory	53,360	52,028
Receivable - trade, net	10,239	10,740
Prepaid expenses	63,199	16,165
Total current assets	174,579	98,809

Inventory, net of current portion	37,524	37,524

Intellectual property, net of accumulated amortization of $15,625 and $12,500, respectively	134,375	137,500

Website, net of accumulated amortization of $30,848 and $30,194, respectively	1,890	2,544

Property and equipment, net of accumulated depreciation of $268,822 and $268,762, respectively	1,101	1,161

TOTAL ASSETS	$349,469	$277,538

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$279,950	$204,515
Customer advances	50,900	50,900
Related party notes and advances	2,582,500	2,432,500
Accrued compensation	4,371,168	4,297,641
Accrued interest	1,636,947	1,576,336
Accrued liabilities - other	185,397	171,592
Deferred revenue	15,278	17,361
Total liabilities	$9,122,140	$8,750,845

Commitments and contingencies (Note 8)

Stockholders' deficit

Preferred stock, $.001 par value, authorized 10,000,000 shares, none issued and outstanding at March 31, 2020 and December 31, 2019	-	-
Common stock, $.001 par value, authorized 100,000,000 shares, 36,380,690 issued and outstanding at March 31, 2020 and December 31, 2019	36,381	36,381
Additional paid-in capital	29,293,021	29,293,021
Accumulated deficit	(38,102,073)	(37,802,709)
Total stockholders' deficit	(8,772,671)	(8,473,307)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$349,469	$277,538

 The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended
March 31,
2020	2019
	(unaudited)

Revenues	$8,613	$16,673
Cost of goods sold	977	3,210
Gross profit	7,636	13,463

General and administrative expenses
Wages	132,136	132,722
Depreciation and amortization	3,839	4,874
Stock-based compensation	-	-
Other selling, general and administrative	110,138	141,420
Total expenses	246,113	279,016

Operating loss	(238,477)	(265,553)

Interest income	1	9
Interest expense	(60,888)	(55,116)
Net loss	$(299,364)	$(320,660)

Loss per common share
Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding
Basic and diluted	36,380,690	36,380,690

The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended March 31, 2019	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2018	36,380,690	$36,381	$29,293,021	$(36,594,318)	(7,264,916)

Net loss	-	-	-	(320,660)	(320,660)

Balances at March 31, 2019	36,380,690	$36,381	$29,293,021	$(36,914,978)	$(7,585,576)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended March 31, 2020	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2019	36,380,690	$36,381	$29,293,021	$(37,802,709)	(8,473,307)

Net loss	-	-	-	(299,364)	(299,364)

Balances at March 31, 2020	36,380,690	$36,381	$29,293,021	$(38,102,073)	$(8,772,671)

The accompanying notes are an integral part of these consolidated financial statements.

 ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended
March 31,
2020	2019
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(299,364)	$(320,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,839	4,874
Effects of changes in operating assets and liabilities:
Accounts receivable	501	8,059
Representative advances	-	24,031
Deferred liability	-	(1,130)
Inventory	(1,332)	2,168
Prepaid expenses	(47,034)	(49,566)
Accounts payable	29,635	1,016
Accrued interest payable	60,611	55,116
Accrued liabilities	87,332	74,649
Deferred revenue	(2,083)	23,611
NET CASH USED IN OPERATING ACTIVITIES	(167,895)	(177,832)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from financing prepaid insurance	45,800	43,425
Proceeds from related party notes and advances	150,000	175,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	195,800	218,425

NET INCREASE IN CASH AND CASH EQUIVALENTS	27,905	40,593

CASH AND CASH EQUIVALENTS, beginning of period	19,876	11,851

CASH AND CASH EQUIVALENTS, end of period	$47,781	$52,444

The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Nature of Operations:

EnerTeck Corporation, a Delaware corporation, and its wholly owned subsidiary, EnerTeck Chemical Corp. (“EnerTeck Sub”) (collectively referred to as the “Company”) are headquartered in Houston, Texas. The Company specializes in the sales, marketing and manufacture of a fuel borne catalytic engine treatment for diesel engines known as EnerBurn®. The use of EnerBurn in diesel engines improves fuel economy, lowers smoke, and decreases engine wear and the dangerous emissions of both Nitrogen Oxide (NOx) and microscopic airborne solid matter (particulates). Principal target markets have included the trucking, heavy construction, maritime shipping, railroad and mining industries, as well as federal, state and international government applications. Key uncertainties and risks to the Company include, but are not limited to, if and how quickly the EnerBurn technology is accepted by the market and the effects future technological changes and environmental regulatory requirements may have on the need for diesel fuel additives.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2019 as reported in the Form 10-K have been omitted.

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

Finished product costs amounted to approximately $15,000 and $16,000 at March 31, 2020 and December 31, 2019, respectively, and includes required blending costs to bring our products to their finished state.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed, and the account is deemed uncollectible. Management has provided allowances for doubtful accounts of $631 as of March 31, 2020 and December 31, 2019.

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

During 2019, the Company reviewed the estimated life of its intellectual property and determined it to have a finite life of 12 years. This change in accounting estimate requires the Company to amortize the intellectual property over the 12-year life and resulted in amortization expense of $3,125 for the three months ended March 31, 2020 and 2019.

Revenue Recognition

The Company follows Accounting Standards Update (ASU) 2014-09, Revenues from Contracts with Customers and all subsequent amendments to the ASU (collectively Topic 606) which creates a single framework for recognizing revenue from contracts with customers that fall within its scope. The core principle of Topic 606 is that a reporting entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the reporting entity expects to be entitled in exchange for the goods and services.

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

The Company may from time to time enter into contracts to sell exclusive distributorship rights to certain markets for a fee. The contracts typically contain a term of market exclusivity as well as other performance obligations. The Company has determined the performance obligations on these types of contracts are satisfied evenly over the term of the contract and recognizes revenue evenly over the term of the contract. During the three months ended March 31, 2019, the Company deferred $25,000 for such contracts and recognized revenue of $1,389. For such contracts that were classified as deferred revenue at the beginning of 2020, the Company recognized revenue of $2,083 for the three months ended March 31, 2020. The remaining performance obligations on these contracts as of March 31, 2020 is $15,278 and is included in deferred revenue on the Company’s Condensed consolidated balance sheets. These amounts are expected to be ratably recognized as revenue over the remaining term of the contracts.

In the following table, revenues have been disaggregated for the three months ended March 31:

	2020	2019

Revenues - domestic	$8,613	$16,673
Revenues - foreign	-	-

Total revenues	$8,613	$16,673

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

Going Concern

In accordance with ASC Subtopic 205-40, Going Concern, management evaluates whether relevant conditions and events that, when considered in the aggregate, indicate that it is probable the Company will be unable to meet its obligations as they become due within one year after the date that the consolidated financial statements are issued. When relevant conditions or events, considered in the aggregate, initially indicate that it is probable that the Company will be unable to meet its obligations as they become due within one year after the date that the consolidated financial statements are issued (and therefore they raise substantial doubt about the Company’s ability to continue as a going concern), management evaluates whether its plans that are intended to mitigate those conditions and events, when implemented, will alleviate substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are considered only to the extent that 1) it is probable that the plans will be effectively implemented and 2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2020 and 2019, the Company incurred recurring net losses of $299,364 and $320,660, respectively. Further, most of the Company’s notes payable are overdue and payment may be demanded at any time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis. The Company has been able to obtain cash in the past through private placements and issuing promissory notes and believes that these avenues will remain available to the Company. These financings are intended to mitigate the substantial doubt raised by the Company’s historical operating results and satisfying estimated liquidity needs 12 months from the issuance of the consolidated financial statements. However, there is no certainty that additional financing can be obtained in the future at terms acceptable to the Company.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2020	2019

Furniture and fixtures	$30,909	$30,909
Equipment	239,014	239,014
	269,923	269,923
Less: accumulated depreciation	268,822	268,762

Total property and equipment, net	$1,101	$1,161

Depreciation expense for the three months ended March 31, 2020 and 2019 was $60 and $112, respectively.

NOTE 3 – LOSS PER COMMON SHARE

The Company follows ASC 260, Earnings Per Share, for share-based payments that are considered to be participating securities within the definition provided by the standard. All share-based payment awards that contained non-forfeitable rights to dividends, whether paid or unpaid, were designated as participating securities and included in the computation of earnings per share (“EPS”).

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 31,
	2020	2019

Net loss	$(299,364)	$(320,660)

Weighted average common shares outstanding:
Basic and diluted	36,380,690	36,380,690

Basic and diluted loss per share	$(0.01)	$(0.01)

For the three months ended March 31, 2020 and 2019, 4,986,334 stock warrants were excluded from diluted earnings per share because they are considered anti-dilutive.

For the three months ended March 31, 2020 and 2019, 1,133,388 and 1,257,555, respectively, stock options were excluded from diluted earnings per share because they are considered anti-dilutive.

Further, the calculation of diluted weighted-average shares outstanding for the three months ended March 31, 2020 and 2019 exclude potential shares, related to the outstanding convertible notes payable, which if converted, would be anti-dilutive and would have a significant impact on the total number of shares outstanding, once exercised.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2020 and 2019, no equity activity occurred.

NOTE 5 – STOCK WARRANTS AND OPTIONS

Stock Warrants

No warrants were issued or exercised, nor were there any warrants that expired, during the three months ended March 31, 2020 and 2019.

Warrants outstanding and exercisable as of March 31, 2020 were:

		Weighted
		Average	Exercisable
Exercise	Number of	Remaining	Number of
Price	Warrants	Life in Years	Warrants

$0.60	3,590,000	1.2	3,590,000
$0.75	100,000	1.4	100,000
$0.50	546,334	0.3	546,334
$0.30	750,000	1.6	750,000

	4,986,334		4,986,334

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

A summary of the activity of the Company’s stock options for the three months ended March 31, 2020 is presented below:

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of December 31, 2019	$0.36	1,133,388		$-	$-
Expired	-	-		-
Granted	-	-		-
Exercised	-	-		-
Forfeited	-	-		-

Balance as of March 31, 2020	$0.36	1,133,388	2.31	$0.16	$-

Vested and exercisable as of March 31, 2020	$0.36	1,133,388	2.31	$0.16	$-

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

During the three months ended March 31, 2020, a shareholder/director advanced $150,000 to the Company for working capital requirements. The Company expects amounts advanced will be either (i) applied against a stock subscription to be issued at a future date or (ii) repaid at a future date as the parties shall determine. Until otherwise agreed, such amounts advanced have been recorded as an additional payable bearing no interest.

The Company determined it is not practicable to estimate the fair value of outstanding debt as of March 31, 2020 and December 31, 2019, as the outstanding debt is private, there is no clarity as to when interest payments or principal payments will ultimately be made (or be called by the debt holders), and the Company lacks the internal expertise to calculate fair value of these debt instruments and would incur excessive costs to obtain a third-party valuation.

Other related party transactions

As of March 31, 2020, and December 31, 2019, the Company owed approximately $4.4 and $4.3 million, respectively, to its chief executive officer and other employees of the Company. The CEO and employees agreed to salary deferrals pending available resources to make such payments.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), to account for leases. The Company elected to apply the transition option practical expedient as well as the short-term lease practical expedient upon adoption. As a result of adoption and application of the practical expedients, the Company noted there was no material impact to the Company’s consolidated financial statements upon adoption. The Company leased office space under a non-cancelable operating lease that was to expire in August 2019. Due to the short-term nature of the lease, the Company elected an accounting policy to not record short-term leases on the consolidated balance sheets. ASC 842-20-25-2 allows a lessee to elect an accounting policy to not record short-term leases, defined as those with terms of 12 months or less, on the consolidated balance sheets.

The lease provided for a rent-free period as well as increasing rental payments. In accordance with generally accepted accounting principles, rent expense for financial statement purposes was recognized on a straight-line basis over the lease term. A deferred lease liability arose from the timing difference in the recognition of rent expense and the actual payment of rent.

In August 2019, the Company executed a six-month amendment to the lease for office space for the period September 1, 2019 through February 29, 2020. As permitted by ASC 842-20-25-2 the Company has elected to not record the short-term lease on the consolidated balance sheets.

In January 2020, the Company executed an additional six-month amendment to the lease for office space for the period March 1, 2020 through August 31, 2020. As permitted by ASC 842-20-25-2 the Company has elected to not record the short-term lease on the consolidated balance sheets.

Rent expense for the three months ended March 31, 2020 and 2019 totaled $14,857 and $12,721, respectively.

NOTE 9 -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The update is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has adopted this update effective January 1, 2019 with no material impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated its March 31, 2020 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. As a result of the spread of the COVID-19 coronavirus, the Company has had limited access to the corporate office, personnel and professional advisors, and has also hampered, and may continue to hamper, efforts to comply with filing obligations with the Securities and Exchange Commission. If the coronavirus outbreak situation should worsen, the Company may experience additional disruptions to business. The extent to which the coronavirus impacts the Company’s operations or those of the Company’s third-party partners will depend on future developments, which are highly uncertain and cannot be predicted, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

On April 21, 2020 the Company received loan proceeds in the amount of $73,100 under the Paycheck Protection Program (“PPP”) administered by the Small Business Administration. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight or twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the applicable eight or twenty-four week period.

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

Results of Operations

Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019

Revenues

We recognized revenues of $8,613 for the three months ended March 31, 2020, compared to revenues of $16,673 for the three months ended March 31, 2019, a decrease of $8,060. As testing is either underway or completed with several new customers and in new areas with existing customers, it is expected that the remainder of 2020 should show improvement.

During the three months ended March 31, 2020, sales delays have occurred due to delays in the completion of important product testing projects, a lack of new customers and the COVID-19 shutdown. As businesses begin to reopen following the COVID-19 shutdown, we expect to see progress in ongoing testing, which is either underway or completed, with several potential new customers and in new areas with existing customers. Based on the value of two pending new customer supply contracts on which negotiations are near completion, it is expected that sales should show increases throughout 2020.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $7,636, or 88.7% of revenue, for the three months ended March 31, 2020, compared to $13,463, or 80.7% of revenue, for the three months ended March 31, 2019. We feel confident that there will be an increase in gross profits as the year proceeds, as several recently completed successful tests have reached the negotiation stage and our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $977 for the three months ended March 31, 2020 which represented 11.3% of revenue compared to $3,210 for the three months ended March 31, 2019, which represented 19.3% or revenue.

Costs and Expenses

Operating expenses were $246,113 for the three months ended March 31, 2020 as compared to $279,016 for the three months ended March 31, 2019, a decrease of $32,903. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses. The decrease is primarily due to lower professional fees and other costs associated with business development.

Net Loss

We reported a net loss of $299,364 for the three months ended March 31, 2020 as compared to a net loss of $320,660 for the three months ended March 31, 2019, a decrease of $21,296. The expectation is that sales will increase for the remainder of 2020 due to the success of certain completed testing and negotiations for and with new customers.

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

The majority of our marketing effort since 2005 has been directed at targeting and gaining a foothold in one of several major target areas, including the inland marine diesel market, trucking, heavy construction and mining. Management concedes that sales revenues for the first three months of 2020, the calendar year 2019 and prior years have been considerably less than anticipated. One of the issues we have faced in recent years has been the very long timeline from initial contact to contract signing subsequent to completion of an evaluation. Although we believe that many times in the past, we have proven the benefits of EnerBurn, various evaluating companies have opted not to move forward for a variety of reasons which we believe were beyond our control.

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

Liquidity and Capital Resources

On March 31, 2020 we had a working capital deficit of $8,947,561 and a stockholders’ deficit of $8,772,671 compared to a working capital deficit of $8,652,036 and a stockholders’ deficit of $8,473,307 on December 31, 2019. Our continuing deficit levels are primarily due to poor sales. On March 31, 2020, we had $47,781 in cash, total assets of $349,469 and total liabilities of $9,122,140, compared to $19,876 in cash, total assets of $277,538 and total liabilities of $8,750,845 on December 31, 2019.

Net cash used in operating activities was $167,895 for the three months ended March 31, 2020 compared to net cash used in operating activities of $177,832 for the three months ended March 31, 2019, a decrease of $9,937. The decrease was primarily due to the timing of payments of accounts payable during the three months ended March 31, 2020.

Cash used in investing activities was $0 for the three months ended March 31, 2020 and 2019.

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. Cash provided by financing activities was $195,800 for the three months ended March 31, 2020 with $45,800 provided by the financing of prepaid insurance and $150,000 from related party notes and advances as compared to cash provided by financing activities of $218,425 for the three months ended March 31, 2019 which was comprised $175,000 of related party notes and advances and $43,425 in financing of prepaid insurance.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues, we will require additional investment to satisfy our contemplated cash requirements for the next 12 months. No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated. This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy. Management expects that sales should show increases in 2020. No assurances can be made that we will be able to obtain required financial backing on terms acceptable to us or at all. Our contemplated cash requirements in 2020 and beyond will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of March 31, 2020, such loans and advances from related parties total $2,582,500 as compared to $2,432,500 on December 31, 2019. Many of these remaining loans are past due and certain others are due on demand. The Company does not expect any of such related parties to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such related parties demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as a result of material weaknesses in our disclosure controls and internal control over financial reporting. The ineffectiveness was due to the following material weaknesses which are indicative of many small companies: (i) all accounting functions are performed by limited accounting personnel; (ii) lack of formalized controls in the financial close process; and (iii) review of monthly, quarterly and yearly consolidated financial statements was not performed at a sufficient level of precision and specificity in order to detect material errors in the financial statements.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements Changes in Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION
(Registrant)

Dated: June 29, 2020	By:	/s/ Gary B. Aman
Gary B. Aman,
President and Acting Chief Executive Officer
(Principal Executive Officer)

Dated: June 29, 2020	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)

