Form 10-Q
period 2020-06-30
ENERTECK CORP
filed 2020-08-14
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 36,380,690 outstanding as of August 14, 2020.

ENERTECK CORPORATION

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$54,441	$19,876
Inventory	76,292	52,028
Receivable - trade, net	22,761	10,740
Prepaid expenses	46,317	16,165
Total current assets	199,811	98,809

Inventory, net of current portion	37,524	37,524

Intellectual property, net of accumulated amortization of $18,750 and $12,500, respectively	131,250	137,500

Website, net of accumulated amortization of $31,502 and $30,194, respectively	1,236	2,544

Property and equipment, net of accumulated depreciation of $268,882 and $268,762, respectively	1,041	1,161

TOTAL ASSETS	$370,862	$277,538

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$244,135	$204,515
Customer advances	50,900	50,900
Related party notes and advances	2,757,500	2,432,500
Accrued compensation	4,400,410	4,297,641
Accrued interest	1,698,841	1,576,336
Accrued liabilities - other	192,869	171,592
Deferred revenue	13,195	17,361
Note payable	73,100	-
Total liabilities	$9,430,950	$8,750,845

Commitments and contingencies (Note 9)

Stockholders' deficit
Preferred stock, $.001 par value, authorized 10,000,000 shares, none issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Common stock, $.001 par value, authorized 100,000,000 shares, 36,380,690 issued and outstanding at June 30, 2020 and December 31, 2019	36,381	36,381
Additional paid-in capital	29,293,021	29,293,021
Accumulated deficit	(38,389,490)	(37,802,709)
Total stockholders' deficit	(9,060,088)	(8,473,307)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$370,862	$277,538

The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)

Revenues	$36,299	$9,037	$44,912	$25,710
Cost of goods sold	8,784	1,737	9,761	4,947
Gross profit	27,515	7,300	35,151	20,763

General and administrative expenses
Wages	135,610	133,708	267,746	266,430
Depreciation and amortization	3,839	4,874	7,678	9,748
Other selling, general and administrative	113,490	152,087	223,628	293,507
Total Expenses	252,939	290,669	499,052	569,685

Operating loss	(225,424)	(283,369)	(463,901)	(548,922)

Interest income	-	17	1	26
Interest expense	(61,993)	(57,405)	(122,881)	(112,521)
Net loss	$(287,417)	$(340,757)	$(586,781)	$(661,417)

Loss per common share
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic and diluted	36,380,690	36,380,690	36,380,690	36,380,690

The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Six Months Ended June 30, 2019	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2018	36,380,690	$36,381	$29,293,021	$(36,594,318)	(7,264,916)

Net loss	-	-	-	(661,417)	(661,417)

Balances at June 30, 2019	36,380,690	$36,381	$29,293,021	$(37,255,735)	$(7,926,333)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Six Months Ended June 30, 2020	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2019	36,380,690	$36,381	$29,293,021	$(37,802,709)	(8,473,307)

Net loss	-	-	-	(586,781)	(586,781)

Balances at June 30, 2020	36,380,690	$36,381	$29,293,021	$(38,389,490)	$(9,060,088)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended June 30, 2019	Shares	Amount	Capital	Deficit	Deficit

Balances at March 31, 2019	36,380,690	$36,381	$29,293,021	$(36,914,978)	(7,585,576)

Net loss	-	-	-	(340,757)	(340,757)

Balances at June 30, 2019	36,380,690	$36,381	$29,293,021	$(37,255,735)	$(7,926,333)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended June 30, 2020	Shares	Amount	Capital	Deficit	Deficit

Balances at March 31, 2020	36,380,690	$36,381	$29,293,021	$(38,102,073)	(8,772,671)

Net loss	-	-	-	(287,417)	(287,417)

Balances at June 30, 2020	36,380,690	$36,381	$29,293,021	$(38,389,490)	$(9,060,088)

The accompanying notes are an integral part of these consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2020	2019
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(586,781)	$(661,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,678	9,748
Effects of changes in operating assets and liabilities:
Accounts receivable	-	1,106
Representative advances	(12,021)	24,031
Deferred liability	-	(2,260)
Inventory	(24,264)	3,065
Prepaid expenses	(30,152)	(34,587)
Accounts payable	17,719	69,999
Accrued interest payable	122,505	112,009
Accrued liabilities	124,046	141,846
Deferred revenue	(4,166)	21,528
NET CASH USED IN OPERATING ACTIVITIES	(385,436)	(314,932)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from financing prepaid insurance	45,800	43,425
Payments on prepaid insurance financing	(23,899)	(25,105)
Proceeds from notes payable	73,100	-
Proceeds from related party notes and advances	325,000	300,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	420,001	318,320

NET INCREASE IN CASH AND CASH EQUIVALENTS	34,565	3,388

CASH AND CASH EQUIVALENTS, beginning of period	19,876	11,851

CASH AND CASH EQUIVALENTS, end of period	$54,441	$15,239

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

Finished product costs amounted to approximately $12,500 and $16,000 at June 30, 2020 and December 31, 2019, respectively, and includes required blending costs to bring our products to their finished state.

Accounts Receivable

Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed, and the account is deemed uncollectible. Management has provided allowances for doubtful accounts of $631 as of June 30, 2020 and December 31, 2019.

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

During 2019, the Company reviewed the estimated life of its intellectual property and determined it to have a finite life of 12 years. This change in accounting estimate requires the Company to amortize the intellectual property over the 12-year life. Amortization expense for the three months ended June 30, 2020 and 2019 was $3,125 and $3,125, respectively, and $6,250 and $6,250 for the six months ended June 30, 2020 and 2019, respectively.

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

The Company may from time to time enter into contracts to sell exclusive distributorship rights to certain markets for a fee. The contracts typically contain a term of market exclusivity as well as other performance obligations. The Company has determined the performance obligations on these types of contracts are satisfied evenly over the term of the contract and recognizes revenue evenly over the term of the contract. During 2019, the Company deferred $25,000 for such contracts and recognized revenue of $2,083 and $3,472 during the three and six months ended June 30, 2019, respectively. For such contracts that were classified as deferred revenue at the beginning of 2020, the Company recognized revenue of $2,083 and $4,167 for the three and six months ended June 30, 2020, respectively. The remaining performance obligations on these contracts as of June 30, 2020 is $13,195 and is included in deferred revenue on the Company’s condensed consolidated balance sheets. These amounts are expected to be ratably recognized as revenue over the remaining term of the contracts.

In the following table, revenues have been disaggregated for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)

Revenues - domestic	$36,299	$9,037	$44,912	$25,710
Revenues - foreign	-	-	-	-

Total revenues	$36,299	$9,037	$44,912	$25,710

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2020 and 2019, the Company incurred recurring net losses of $586,781 and $661,417, respectively. Further, most of the Company’s notes payable are overdue and payment may be demanded at any time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2020	2019
	(unaudited)

Furniture and fixtures	$30,909	$30,909
Equipment	239,014	239,014
	269,923	269,923
Less: accumulated depreciation	268,882	268,762

Total property and equipment, net	$1,041	$1,161

Depreciation expense for the three months ended June 30, 2020 and 2019 was $60 and $112, respectively, and $120 and $224 for the six months ended June 30, 2020 and 2019, respectively.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)

Net loss	$(287,417)	$(340,757)	$(586,781)	$(661,417)

Weighted average common shares outstanding:
Basic and diluted	36,380,690	36,380,690	36,380,690	36,380,690

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

For the six months ended June 30, 2020 and 2019, 4,453,000 and 4,986,334 stock warrants, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

For the six months ended June 30, 2020 and 2019, 1,133,388 and 1,257,555, respectively, stock options were excluded from diluted earnings per share because they are considered anti-dilutive.

Further, the calculation of diluted weighted-average shares outstanding for the three and six months ended June 30, 2020 and 2019 exclude potential shares, related to the outstanding convertible notes payable, which if converted, would be anti-dilutive and would have a significant impact on the total number of shares outstanding, once exercised.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the three and six months ended June 30, 2020 and 2019, no equity activity occurred.

NOTE 5 – STOCK WARRANTS AND OPTIONS

Stock Warrants

During the three and six months ended June 30, 2020, no warrants were issued or exercised, and 533,334 warrants expired. The Company has plans to extend the expiration dates on these warrants, but as of the date of this report the extensions have not yet taken place.

No warrants were issued or exercised, nor were there any warrants that expired, during the three and six months ended June 30, 2019.

Warrants outstanding and exercisable as of June 30, 2020 were:

		Weighted
		Average	Exercisable
Exercise	Number of	Remaining	Number of
Price	Warrants	Life in Years	Warrants

$0.60	3,590,000	1.0	3,590,000
$0.75	100,000	1.2	100,000
$0.50	13,000	0.4	13,000
$0.30	750,000	1.4	750,000

	4,453,000		4,453,000

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

A summary of the activity of the Company’s stock options for the six months ended June 30, 2020 is presented below:

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of December 31, 2019	$0.36	1,133,388		$-	$-
Expired	-	-		-
Granted	-	-		-
Exercised	-	-		-
Forfeited	-	-		-

Balance as of June 30, 2020	$0.36	1,133,388	2.06	$0.16	$-

Vested and exercisable as of June 30, 2020	$0.36	1,133,388	2.06	$0.16	$-

NOTE 6 – INCOME TAXES

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (“U.S. Tax Reform”), which enacts a wide range of changes to the U.S. Corporate income tax system. The impact of U.S. Tax Reform primarily represents our estimates of revaluing our U.S. deferred tax assets and liabilities based on the rates at which they are expected to be recognized in the future. For U.S. federal purposes the corporate statutory income tax rate was reduced from 35% to 21%, effective for the 2018 tax year. Based on our historical financial performance, we have a net deferred tax asset position that we have re-measured at the lower corporate rate of 21%. At June 30, 2020, the net deferred tax asset is fully valued.

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

During the six months ended June 30, 2020, a shareholder/director advanced $325,000 to the Company for working capital requirements. The Company expects amounts advanced will be either (i) applied against a stock subscription to be issued at a future date or (ii) repaid at a future date as the parties shall determine. Until otherwise agreed, such amounts advanced have been recorded as an additional payable bearing no interest.

The Company determined it is not practicable to estimate the fair value of outstanding debt as of June 30, 2020 and December 31, 2019, as the outstanding debt is private, there is no clarity as to when interest payments or principal payments will ultimately be made (or be called by the debt holders), and the Company lacks the internal expertise to calculate fair value of these debt instruments and would incur excessive costs to obtain a third-party valuation.

Other related party transactions

As of June 30, 2020, and December 31, 2019, the Company owed approximately $4.4 and $4.3 million, respectively, to its chief executive officer and other employees of the Company. The CEO and employees agreed to salary deferrals pending available resources to make such payments.

NOTE 8 – NOTE PAYABLE

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

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

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

Rent expense for the three months ended June 30, 2020 and 2019 totaled $13,707 and $12,577, respectively and $28,564 and $25,298 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 10 -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. In addition, the ASU requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. For smaller reporting companies, the new standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022. The Company does not currently believe the impact of this guidance will be material on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated its June 30, 2020 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. As a result of the spread of the COVID-19 coronavirus, the Company has had limited access to the corporate office, personnel and professional advisors, and has also hampered, and may continue to hamper, efforts to comply with filing obligations with the Securities and Exchange Commission. If the coronavirus outbreak situation should worsen, the Company may experience additional disruptions to business. The extent to which the coronavirus impacts the Company’s operations or those of the Company’s third-party partners will depend on future developments, which are highly uncertain and cannot be predicted, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

Results of Operations

Three Months Ended June 30, 2020, Compared to Three Months Ended June 30, 2019

Revenues

We recognized revenues of $36,299 for the three months ended June 30, 2020, compared to revenues of $9,037 for the three months ended June 30, 2019, an increase of $27,262. As testing is either underway or completed with several new customers and in new areas with existing customers, it is expected that the remainder of 2020 should show improvement.

During the three months ended June 30, 2020, sales delays have occurred due to delays in the completion of important product testing projects, a lack of new customers and the COVID-19 shutdown. As businesses begin to reopen following the COVID-19 shutdown, we expect to see progress in ongoing testing, which is either underway or completed, with several potential new customers and in new areas with existing customers. Based on the value of two pending new customer supply contracts on which negotiations are near completion, it is expected that sales should show increases throughout 2020.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $27,515, or 75.8% of revenue, for the three months ended June 30, 2020, compared to $7,300, or 80.8% of revenue, for the three months ended June 30, 2019. We feel confident that there will be an increase in gross profits as the year proceeds, as several recently completed successful tests have reached the negotiation stage and our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $8,784 for the three months ended June 30, 2020 which represented 24.2% of revenue compared to $1,737 for the three months ended June 30, 2019, which represented 19.2% of revenue.

Costs and Expenses

Operating expenses were $252,939 for the three months ended June 30, 2020 as compared to $290,669 for the three months ended June 30, 2019, a decrease of $37,730. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses. The decrease is primarily due to lower professional fees and other costs associated with business development.

Net Loss

We reported a net loss of $287,417 for the three months ended June 30, 2020 as compared to a net loss of $340,757 for the three months ended June 30, 2019, a decrease of $53,340. The expectation is that sales will increase for the remainder of 2020 due to the success of certain completed testing and negotiations for and with new customers.

Six Months Ended June 30, 2020, Compared to Six Months Ended June 30, 2019

Revenues

We recognized revenues of $44,912 for the six months ended June 30, 2020, compared to revenues of $25,710 for the six months ended June 30, 2019, an increase of $19,202. As testing is either underway or completed with several new customers and in new areas with existing customers, it is expected that the remainder of 2020 should show improvement.

During the six months ended June 30, 2020, sales delays have occurred due to delays in the completion of important product testing projects, a lack of new customers and the COVID-19 shutdown. As businesses begin to reopen following the COVID-19 shutdown, we expect to see progress in ongoing testing, which is either underway or completed, with several potential new customers and in new areas with existing customers. Based on the value of two pending new customer supply contracts on which negotiations are near completion, it is expected that sales should show increases throughout 2020.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $35,151, or 78.3% of revenue, for the six months ended June 30, 2020, compared to $20,763, or 80.8% of revenue, for the six months ended June 30, 2019. We feel confident that there will be an increase in gross profits as the year proceeds, as several recently completed successful tests have reached the negotiation stage and our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $9,761 for the six months ended June 30, 2020 which represented 21.7% of revenue compared to $4,947 for the six months ended June 30, 2019, which represented 19.2% of revenue.

Costs and Expenses

Operating expenses were $499,052 for the six months ended June 30, 2020 as compared to $569,685 for the six months ended June 30, 2019, a decrease of $70,633. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses. The decrease is primarily due to lower professional fees and other costs associated with business development.

Net Loss

We reported a net loss of $586,781 for the six months ended June 30, 2020 as compared to a net loss of $661,417 for the six months ended June 30, 2019, a decrease of $74,636. The expectation is that sales will increase for the remainder of 2020 due to the success of certain completed testing and negotiations for and with new customers.

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

The majority of our marketing effort since 2005 has been directed at targeting and gaining a foothold in one of several major target areas, including the inland marine diesel market, trucking, heavy construction and mining. Management concedes that sales revenues for the first six months of 2020, the calendar year 2019 and prior years have been considerably less than anticipated. One of the issues we have faced in recent years has been the very long timeline from initial contact to contract signing subsequent to completion of an evaluation. Although we believe that many times in the past, we have proven the benefits of EnerBurn, various evaluating companies have opted not to move forward for a variety of reasons which we believe were beyond our control.

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

Liquidity and Capital Resources

On June 30, 2020 we had a working capital deficit of $9,231,139 and a stockholders’ deficit of $9,060,088 compared to a working capital deficit of $8,652,036 and a stockholders’ deficit of $8,473,307 on December 31, 2019. Our continuing deficit levels are primarily due to poor sales. On June 30, 2020, we had $54,441 in cash, total assets of $370,862 and total liabilities of $9,430,950, compared to $19,876 in cash, total assets of $277,538 and total liabilities of $8,750,845 on December 31, 2019.

Net cash used in operating activities was $385,436 for the six months ended June 30, 2020 compared to net cash used in operating activities of $314,932 for the six months ended June 30, 2019, an increase of $70,504. The increase was primarily due to the timing of payments of accounts payable during the six months ended June 30, 2020.

Cash used in investing activities was $0 for the six months ended June 30, 2020 and 2019.

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. Cash provided by financing activities was $420,001 for the six months ended June 30, 2020 with $45,800 provided by the financing of prepaid insurance, repayments on the financing of prepaid insurance of $23,899, $325,000 from related party notes and a PPP Small Business loan in the amount of $73,100. This is compared to cash provided by financing activities of $318,320 for the six months ended June 30, 2019 which was comprised $300,000 of related party notes and advances, $43,425 in financing of prepaid insurance and repayments on the financing of prepaid insurance of $25,105.

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

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of June 30, 2020, such loans and advances from related parties total $2,757,500 as compared to $2,432,500 on December 31, 2019. Many of these remaining loans are past due and certain others are due on demand. The Company does not expect any of such related parties to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such related parties demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as a result of material weaknesses in our disclosure controls and internal control over financial reporting. The ineffectiveness was due to the following material weaknesses which are indicative of many small companies: (i) all accounting functions are performed by limited accounting personnel; (ii) lack of formalized controls in the financial close process; and (iii) review of monthly, quarterly and yearly consolidated financial statements was not performed at a sufficient level of precision and specificity in order to detect material errors in the financial statements.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements Changes in Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION
(Registrant)

Dated: August 14, 2020	By:	/s/ Gary B. Aman
Gary B. Aman,
President and Acting Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2020	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)

