Form 10-Q
period 2020-09-30
ENERTECK CORP
filed 2020-11-13
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 36,380,690 outstanding as of November 13, 2020.

 ENERTECK CORPORATION

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$11,854	$19,876
Inventory	74,274	52,028
Receivable - trade, net	47,317	10,740
Prepaid expenses	29,435	16,165
Total current assets	162,880	98,809

Inventory, net of current portion	37,524	37,524

Intellectual property, net of accumulated amortization of $21,875 and $12,500, respectively	128,125	137,500

Website, net of accumulated amortization of $32,157 and $30,194, respectively	581	2,544

Property and equipment, net of accumulated depreciation of $268,942 and $268,762, respectively	981	1,161

TOTAL ASSETS	$330,091	$277,538

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$236,528	$204,515
Customer advances	50,900	50,900
Related party notes and advances	2,832,500	2,432,500
Accrued compensation	4,479,012	4,297,641
Accrued interest	1,762,742	1,576,336
Accrued liabilities - other	202,105	171,592
Deferred revenue	11,111	17,361
Note payable	73,100	-
Total liabilities	$9,647,998	$8,750,845

Commitments and contingencies (Note 9)

Stockholders' deficit

Preferred stock, $.001 par value, authorized 10,000,000 shares, none issued and outstanding at September 30, 2020 and December 31, 2019	-	-
Common stock, $.001 par value, authorized 100,000,000 shares, 36,380,690 issued and outstanding at September 30, 2020 and December 31, 2019	36,381	36,381
Additional paid-in capital	29,293,021	29,293,021
Accumulated deficit	(38,647,309)	(37,802,709)
Total stockholders' deficit	(9,317,907)	(8,473,307)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$330,091	$277,538

The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)

Revenues	$31,519	$12,149	$76,431	$37,859
Cost of goods sold	4,087	4,856	13,848	9,803
Gross profit	27,432	7,293	62,583	28,056

General and administrative expenses
Wages	132,029	132,669	399,775	399,099
Depreciation and amortization	3,840	4,874	11,518	14,622
Other selling, general and administrative	85,246	87,742	308,874	381,249
Total expenses	221,115	225,285	720,167	794,970

Operating loss	(193,683)	(217,992)	(657,584)	(766,914)

Interest income	2	6	3	32
Other income	-	528	-	528
Interest expense	(64,138)	(58,804)	(187,019)	(171,325)
Net loss	$(257,819)	$(276,262)	$(844,600)	$(937,679)

Loss per common share
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares outstanding
Basic and diluted	36,380,690	36,380,690	36,380,690	36,380,690

The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Nine Months Ended September 30, 2019	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2018	36,380,690	$36,381	$29,293,021	$(36,594,318)	$(7,264,916)

Net loss	-	-	-	(937,679)	(937,679)

Balances at September 30, 2019	36,380,690	$36,381	$29,293,021	$(37,531,997)	$(8,202,595)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Nine Months Ended September 30, 2020	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2019	36,380,690	$36,381	$29,293,021	$(37,802,709)	$(8,473,307)

Net loss	-	-	-	(844,600)	(844,600)

Balances at September 30, 2020	36,380,690	$36,381	$29,293,021	$(38,647,309)	$(9,317,907)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended September 30, 2019	Shares	Amount	Capital	Deficit	Deficit

Balances at June 30, 2019	36,380,690	$36,381	$29,293,021	$(37,255,735)	$(7,926,333)

Net loss	-	-	-	(276,262)	(276,262)

Balances at September 30, 2019	36,380,690	$36,381	$29,293,021	$(37,531,997)	$(8,202,595)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended September 30, 2020	Shares	Amount	Capital	Deficit	Deficit

Balances at June 30, 2020	36,380,690	$36,381	$29,293,021	$(38,389,490)	$(9,060,088)

Net loss	-	-	-	(257,819)	(257,819)

Balances at September 30, 2020	36,380,690	$36,381	$29,293,021	$(38,647,309)	$(9,317,907)

The accompanying notes are an integral part of these consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2020	2019
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(844,600)	$(937,679)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,518	14,622
Effects of changes in operating assets and liabilities:
Accounts receivable	(36,577)	1,137
Representative advances	-	24,031
Deferred liability	-	(3,014)
Inventory	(22,246)	6,802
Prepaid expenses	(13,270)	(19,607)
Accounts payable	28,036	82,700
Accrued interest payable	186,406	170,742
Accrued liabilities	211,884	207,540
Deferred revenue	(6,250)	19,445
NET CASH USED IN OPERATING ACTIVITIES	(485,099)	(433,281)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from financing prepaid insurance	45,800	43,425
Payments on prepaid insurance financing	(41,823)	(40,169)
Proceeds from notes payable	73,100	-
Proceeds from related party notes and advances	400,000	430,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	477,077	433,256

NET INCREASE IN CASH AND CASH EQUIVALENTS	(8,022)	(25)

CASH AND CASH EQUIVALENTS, beginning of period	19,876	11,851

CASH AND CASH EQUIVALENTS, end of period	$11,854	$11,826

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

Finished product costs amounted to approximately $10,500 and $16,000 at September 30, 2020 and December 31, 2019, respectively, and includes required blending costs to bring our products to their finished state.

Accounts Receivable

Account receivables represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed, and the account is deemed uncollectible. Management has provided allowances for doubtful accounts of $631 as of September 30, 2020 and December 31, 2019.

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

During 2019, the Company reviewed the estimated life of its intellectual property and determined it to have a finite life of 12 years. This change in accounting estimate requires the Company to amortize the intellectual property over the 12-year life. Amortization expense for the three months ended September 30, 2020 and 2019 was $3,125 and $3,125, respectively, and $9,375 and $9,375 for the nine months ended September 30, 2020 and 2019, respectively.

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

The Company may from time to time enter into contracts to sell exclusive distributorship rights to certain markets for a fee. The contracts typically contain a term of market exclusivity as well as other performance obligations. The Company has determined the performance obligations on these types of contracts are satisfied evenly over the term of the contract and recognizes revenue evenly over the term of the contract. During 2019, the Company deferred $25,000 for such contracts and recognized revenue of $2,083 and $5,556 during the three and nine months ended September 30, 2019, respectively. For such contracts that were classified as deferred revenue at the beginning of 2020, the Company recognized revenue of $2,083 and $6,250 for the three and nine months ended September 30, 2020, respectively. The remaining performance obligations on these contracts as of September 30, 2020 is $11,111 and is included in deferred revenue on the Company’s condensed consolidated balance sheets. These amounts are expected to be ratably recognized as revenue over the remaining term of the contracts.

In the following table, revenues have been disaggregated for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)

Revenues - domestic	$31,519	$12,149	$76,431	$37,859
Revenues - foreign	-	-	-	-

Total revenues	$31,519	$12,149	$76,431	$37,859

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2020 and 2019, the Company incurred recurring net losses of $844,600 and $937,679, respectively. Further, most of the Company’s notes payable are overdue and payment may be demanded at any time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2020	2019
	(unaudited)

Furniture and fixtures	$30,909	$30,909
Equipment	239,014	239,014
	269,923	269,923
Less: accumulated depreciation	268,942	268,762

Total property and equipment, net	$981	$1,161

Depreciation expense for the three months ended September 30, 2020 and 2019 was $60 and $112, respectively, and $180 and $336 for the nine months ended September 30, 2020 and 2019, respectively.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)

Net loss	$(257,819)	$(276,262)	$(844,600)	$(937,679)

Weighted average common shares outstanding:
Basic and diluted	36,380,690	36,380,690	36,380,690	36,380,690

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Forthe nine months ended September 30, 2020 and 2019, 4,453,000 and 4,986,334 stock warrants, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

For the nine months ended September 30, 2020 and 2019, 1,133,388 and 1,257,555, respectively, stock options were excluded from diluted earnings per share because they are considered anti-dilutive.

Further, the calculation of diluted weighted-average shares outstanding for the nine months ended September 30, 2020, 2020 and 2019 exclude potential shares, related to the outstanding convertible notes payable, which if converted, would be anti-dilutive and would have a significant impact on the total number of shares outstanding, once exercised.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the three and nine months ended September 30, 2020 and 2019, no equity activity occurred.

NOTE 5 – STOCK WARRANTS AND OPTIONS

Stock Warrants

During the three and nine months ended September 30, 2020, no warrants were issued or exercised, and 533,334 warrants expired. The Company has plans to extend the expiration dates on these warrants, but as of the date of this report the extensions have not yet taken place.

No warrants were issued or exercised, nor were there any warrants that expired, during the three and the nine months ended September 30, 2020.

Warrants outstanding and exercisable as September 30, 2020 were:

		Weighted
		Average	Exercisable
Exercise	Number of	Remaining	Number of
Price	Warrants	Life in Years	Warrants

$0.60	3,590,000	0.7	3,590,000
$0.75	100,000	0.9	100,000
$0.50	13,000	0.2	13,000
$0.30	750,000	1.1	750,000

	4,453,000		4,453,000

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

During the year ended December 31, 2019, options to acquire 124,167 shares issued to current and former employees expired. The Company has plans to extend the expiration dates on options to acquire 82,500 shares that are issued to current employees, but as of the date of this report the extensions have not yet taken place. The remaining options to acquire 41,667 shares issued to a former employee who is now deceased will not be extended.

A summary of the activity of the Company’s stock options for the nine months ended September 30, 2020 is presented below:

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of December 31, 2019	$0.36	1,133,388		$-	$-
Expired	-	-		-
Granted	-	-		-
Exercised	-	-		-
Forfeited	-	-		-

Balance as of September 30, 2020	$0.36	1,133,388	1.81	$0.16	$-

Vested and exercisable as of September 30, 2020	$0.36	1,133,388	1.81	$0.16	$-

NOTE 6 – INCOME TAXES

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (“U.S. Tax Reform”), which enacts a wide range of changes to the U.S. Corporate income tax system. The impact of U.S. Tax Reform primarily represents our estimates of revaluing our U.S. deferred tax assets and liabilities based on the rates at which they are expected to be recognized in the future. For U.S. federal purposes the corporate statutory income tax rate was reduced from 35% to 21%, effective for the 2018 tax year. Based on our historical financial performance, we have a net deferred tax asset position that we have re-measured at the lower corporate rate of 21%. At September 30, 2020, the net deferred tax asset is fully valued.

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

During the nine months ended September 30, 2020, a shareholder/director advanced $400,000 to the Company for working capital requirements. The Company expects amounts advanced will be either (i) applied against a stock subscription to be issued at a future date or (ii) repaid at a future date as the parties shall determine. Until otherwise agreed, such amounts advanced have been recorded as an additional payable bearing no interest.

The Company determined it is not practicable to estimate the fair value of outstanding debt as of September 30, 2020 and December 31, 2019, as the outstanding debt is private, there is no clarity as to when interest payments or principal payments will ultimately be made (or be called by the debt holders), and the Company lacks the internal expertise to calculate fair value of these debt instruments and would incur excessive costs to obtain a third-party valuation.

Other related party transactions

As of September 30, 2020, and December 31, 2019, the Company owed approximately $4.5 and $4.3 million, respectively, to its chief executive officer and other employees of the Company. The CEO and employees agreed to salary deferrals pending available resources to make such payments.

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

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP.

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

In June 2020, the Company executed an additional six-month amendment to the lease for office space for the period September 1, 2020 through February 28, 2021. As permitted by ASC 842-20-25-2 the Company has elected to not record the short-term lease on the consolidated balance sheets.

Rent expense for the three months ended September 30, 2020 and 2019 totaled $13,707 and $12,954, respectively and $42,271 and $38,252 for the nine months ended September 30, 2020 and 2019, respectively.

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

NOTE 11 – SUBSEQUENT EVENTS

There have been no material subsequent events after the close of the quarter ended September 30, 2020.

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

Results of Operations

Three Months Ended September 30, 2020, Compared to Three Months Ended September 30, 2019

Revenues

We recognized revenues of $31,519 for the three months ended September 30, 2020, compared to revenues of $12,149 for the three months ended September 30, 2019, an increase of $19,370. As testing is either underway or completed with several new customers and in new areas with existing customers, it is expected that the remainder of 2020 and into 2021 should show improvement.

During the three months ended September 30, 2020, sales delays have occurred due to delays in the completion of important product testing projects, a lack of new customers and the COVID-19 shutdown. As businesses begin to reopen following the COVID-19 shutdown, we expect to see progress in ongoing testing, which is either underway or completed, with several potential new customers and in new areas with existing customers. Based on the value of two pending new customer supply contracts on which negotiations are near completion, it is expected that sales should show increases for the remainder of 2020 and into 2021.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $27,432, or 87.0% of revenue, for the three months ended September 30, 2020, compared to $7,293, or 60.0% of revenue, for the three months ended September 30, 2019. We feel confident that there will be an increase in gross profits as the year proceeds, as several recently completed successful tests have reached the negotiation stage and our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $4,087 for the three months ended September 30, 2020 which represented 13.0% of revenue compared to $4,856 for the three months ended September 30, 2019, which represented 40.0% of revenue.

Costs and Expenses

Operating expenses were $221,115 for the three months ended September 30, 2020 as compared to $225,285 for the three months ended September 30, 2019, a decrease of $4,170. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses.

Net Loss

We reported a net loss of $257,819 for the three months ended September 30, 2020 as compared to a net loss of $276,262 for the three months ended September 30, 2019, a decrease of $18,443. The expectation is that sales will increase for the remainder of 2020 and into 2021 due to the success of certain completed testing and negotiations for and with new customers.

Nine Months Ended September 30, 2020, Compared to Nine Months ended September 30, 2019

Revenues

We recognized revenues of $76,431 for the nine months ended September 30, 2020, compared to revenues of $37,859 for the nine months ended September 30, 2019, an increase of $38,572. As testing is either underway or completed with several new customers and in new areas with existing customers, it is expected that the remainder of 2020 and into 2021 should show improvement.

During the nine months ended September 30, 2020, sales delays have occurred due to delays in the completion of important product testing projects, a lack of new customers and the COVID-19 shutdown. As businesses begin to reopen following the COVID-19 shutdown, we expect to see progress in ongoing testing, which is either underway or completed, with several potential new customers and in new areas with existing customers. Based on the value of two pending new customer supply contracts on which negotiations are near completion, it is expected that sales should show increases for the remainder of 2020 and into 2021.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $62,583, or 81.9% of revenue, for the nine months ended September 30, 2020, compared to $28,056, or 74.1% of revenue, for the nine months ended September 30, 2019. We feel confident that there will be an increase in gross profits as the year proceeds, as several recently completed successful tests have reached the negotiation stage and our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $13,848 for the nine months ended September 30, 2020 which represented 18.1% of revenue compared to $9,803 for the nine months ended September 30, 2019, which represented 25.9% of revenue.

Costs and Expenses

Operating expenses were $720,167 for the nine months ended September 30, 2020 as compared to $794,970 for the nine months ended September 30, 2019, a decrease of $74,803. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, depreciation expense, amortization expense and other general and administrative expenses. The decrease is primarily due to lower professional fees and other costs associated with business development.

Net Loss

We reported a net loss of $844,600 for the nine months ended September 30, 2020 as compared to a net loss of $937,679 for the nine months ended September 30, 2019, a decrease of $93,079. The expectation is that sales will increase for the remainder of 2020 and into 2021 due to the success of certain completed testing and negotiations for and with new customers.

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

The majority of our marketing effort since 2005 has been directed at targeting and gaining a foothold in one of several major target areas, including the inland marine diesel market, trucking, heavy construction and mining. Management concedes that sales revenues for the first nine months of 2020, the calendar year 2019 and prior years have been considerably less than anticipated. One of the issues we have faced in recent years has been the very long timeline from initial contact to contract signing subsequent to completion of an evaluation. Although we believe that many times in the past, we have proven the benefits of EnerBurn, various evaluating companies have opted not to move forward for a variety of reasons which we believe were beyond our control.

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

Additionally, we have contracted with outside sales representatives, both in the United States and in other parts of the world to act as distributors of our products. We currently have distribution agreements with Diesel-E Pty Ltd in Australia and with Green Group in South America. Diesel-E Pty Ltd completed its first EnerBurn evaluation with Robson Civil Projects Pty Limited of Australia and is currently working on multiple other opportunities leveraging on that successful trial. Green Group is currently running two evaluations in Peru, one for a mining railroad and another for a large mining conglomerate. We also have a representative working on mining evaluations in Mexico and expect that once the COVID-19 pandemic subsides, we will commence an evaluation at a large mine in Mexico. In the U.S. we have a representative working on several currently ongoing EnerBurn evaluations in the Midwest, two of which have been completed successfully. We have recently started to supply them with chemical. Two other evaluations recently started but were terminated due to the pandemic. We believe such will resume when it is safe to do so.

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

Liquidity and Capital Resources

On September 30, 2020 we had a working capital deficit of $9,485,118 and a stockholders’ deficit of $9,317,907 compared to a working capital deficit of $8,652,036 and a stockholders’ deficit of $8,473,307 on December 31, 2019. Our continuing deficit levels are primarily due to poor sales. On September 30, 2020, we had $11,854 in cash, total assets of $330,091 and total liabilities of $9,647,998, compared to $19,876 in cash, total assets of $277,538 and total liabilities of $8,750,845 on December 31, 2019.

Net cash used in operating activities was $485,099 for the nine months ended September 30, 2020 compared to net cash used in operating activities of $433,281 for the nine months ended September 30, 2019, an increase of $51,818. The increase was primarily due to the timing of payments of accounts payable during the nine months ended September 30, 2020.

Cash used in investing activities was $0 for the nine months ended September 30, 2020 and 2019.

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. Cash provided by financing activities was $477,077 the nine months ended September 30, 2020 with $45,800 provided by the financing of prepaid insurance, repayments on the financing of prepaid insurance of $41,823, $400,000 from related party notes and a PPP Small Business loan in the amount of $73,100. This is compared to cash provided by financing activities of $433,256 during the nine months ended September 30, 2019 with $43,425 provided by the financing of prepaid insurance, repayments on the financing of prepaid insurance of $40,169 and $430,000 from related party notes and advances.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues, we will require additional investment to satisfy our contemplated cash requirements for the next 12 months. No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated. This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy. Management expects that sales should show increases for the remainder of 2020 and into 2021. No assurances can be made that we will be able to obtain required financial backing on terms acceptable to us or at all. Our contemplated cash requirements in 2020 and beyond will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of September 30, 2020, such loans and advances from related parties total $2,832,500 as compared to $2,432,500 on December 31, 2019. Many of these remaining loans are past due and certain others are due on demand. The Company does not expect any of such related parties to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such related parties demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as a result of material weaknesses in our disclosure controls and internal control over financial reporting. The ineffectiveness was due to the following material weaknesses which are indicative of many small companies: (i) all accounting functions are performed by limited accounting personnel; (ii) lack of formalized controls in the financial close process; and (iii) review of monthly, quarterly and yearly consolidated financial statements was not performed at a sufficient level of precision and specificity in order to detect material errors in the financial statements.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements Changes in Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION
(Registrant)

Dated: November 13, 2020	By:	/s/ Gary B. Aman
Gary B. Aman,
President and Acting Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2020	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)

