Form 10-K
period 2020-12-31
ENERTECK CORP
filed 2021-03-31
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (15,286,078) as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $917,165. The number of shares outstanding of the Common Stock ($.001 par value) of the registrant as of the close of business on March 31, 2021 was 36,380,690.

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

Sulfur is also found naturally in crude oil. Sulfur is a slippery substance, and it helps lubricate fuel pumps and injectors. It also forms sulfuric acid when it burns and is a catalyst for the formation of particulate matter (one of the exhaust emissions being regulated). In an effort to reduce emissions, the sulfur content of diesel fuel is being reduced through the refinery process; however, the result is a loss of lubricity.

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

Domestic Distillate Fuel Consumption

Based on further EIA published data, the following table* depicts domestic distillate fuel oil consumption by end use for 2019 and 2018.

Energy Use	2019(Million Gallons)	2018(Million Gallons)
U.S. Total	63,038	63,836
Residential	3,428	3,797
Commercial	2,384	2,359
Industrial	1,890	1,940
Oil Company	1,221	1,553
Farm	3,452	3,466
Electric Power	461	641
Railroad	3,501	3,641
Vessel Bunkering	2,042	2,213
On-Highway	42,307	41,978
Military	130	144
Off-Highway	2,222	2,195

______________

* Sources: Energy Information Administration’s “Fuel Oil and Kerosene Sales 2019,” published January 2021. Totals may not equal sum of components due to independent rounding.

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

AN OCCURRENCE OF AN UNCONTROLLABLE EVENT SUCH AS THE COVID-19 PANDEMIC IS LIKELY TO CONTINUE TO NEGATIVELY IMPACT OUR OPERATIONS. The ongoing coronavirus outbreak which began at the beginning of 2020 has impacted various businesses throughout the world, including travel restrictions and the extended shutdown of certain businesses in impacted geographic regions. Efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide, including in the geographic areas in which we conduct our business operations. It has also caused extreme societal, economic, and financial market volatility, resulting in business shutdowns and potentially leading to a global economic downturn. The magnitude and duration of the resulting decline in business activity cannot currently be estimated with any degree of certainty and has had effects on our business, including, among other things, causing delays in testing and potential purchases of our product and restricting our sales and marketing efforts including limited our travel to potential customers, and reducing the effectiveness of such efforts in some cases.

The COVID-19 pandemic may cause us to continue to experience the foregoing challenges in our business in the future. The extent to which the coronavirus impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted, including the extended duration of the outbreak, new information that may emerge concerning coronavirus and future actions to contain the coronavirus or treat its impact, among others. Any such disruptions or losses we incur could continue have a material adverse effect on our financial results and our ability to conduct business as expected.

OUR ABILITY TO CONTINUE AS A GOING CONCERN. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the years ended December 31, 2020 and 2019, the Company incurred recurring net losses of approximately $1,112,000 and $1,208,000, respectively. In addition, at December 31, 2020, the Company has an accumulated deficit of approximately $38,915,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis. Management concedes that sales revenues for 2020 and 2019 and for years prior have been considerably less than earlier anticipated primarily due to circumstances which we are making a continued effort to correct. Management expected that construction, mining, railroad and trucking sales would show significant increases in 2020 over what has been generated in the past. That has not materialized, as of yet. Delays in the completion of long-term client demonstrations for several extremely large potential new clients which were initially intended to be completed during 2020 and 20 potential new domestic clients of our principal domestic distributor, which look extremely promising to date. Other tests are however finally close to completion. While it remains to be seen if all will be successful, it is believed that the final results will be in our favor and that the Company will show significant improvement over the next two years.

The Company has been able to generate working capital in the past through private placements and issuing promissory notes and believes that these avenues will remain available to the Company if additional financing is necessary. No assurance can be made that any of these efforts will be successful.

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, AND WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES AND OUR FINANCIAL RESULTS. For the years ended December 31, 2020 and 2019, we generated revenues of approximately $95,000 and $52,000, respectively, and incurred net losses of approximately $1,112,000 and $1,208,000, respectively. Continued failure to increase our revenues significantly will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to maintain its current improvement, or our operating expenses exceed our expectations, our operating results will suffer. If we are unable to sell our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis, new products from which we can derive additional revenues, our financial results will suffer.

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

OUR LACK OF DIVERSIFICATION WILL INCREASE THE RISK OF AN INVESTMENT IN US. Our business has historically been entirely dependent upon the acceptance of EnerBurn in the marketplace. As a result, we are impacted more acutely by factors affecting our industry or the regions in which we operate that we would if our business were more diversified, enhancing our risk profile.

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

THE COMPANY NEEDS TO MAINTAIN ENERBURN’S EPA REGISTRATIONS. In accordance with the regulations promulgated under the US Clean Air Act, manufacturers (including importers) of gasoline, diesel fuel and additives for gasoline or diesel fuel, are required to have their products registered with the EPA prior to their introduction into the marketplace. Currently, EnerBurn products have two such registrations (EPA # 5805A and 5931A). However, unforeseen future changes to the registration requirements may be made, and these products, or either one of them, may not be able to qualify for registration under such new requirements. The loss of the EPA registrations or restrictions on the current registrations could have an adverse effect on our business and plan of operation.

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

WE ARE DEPENDENT ON KEY PERSONNEL INCLUDING OUR EXECUTIVE OFFICERS. Due to the specialized nature of our business, our success depends in part upon attracting and retaining the services of qualified managerial and technical personnel. The market for such persons remains competitive and the relatively small size of the Company may make it more difficult for us to recruit and retain qualified persons. In addition, and since we are a small company, a loss of one or more of our current officers could severely and negatively impact our operations.

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

RELATED PARTY NOTES AND ADVANCES PRESENT A SIGNIFICANT RISK. Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of December 31, 2020, such loans and advances from related parties total $3,057,500. All the remaining notes and advances are past due. Although the Company does not expect any of such lenders to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This presents a significant risk to the Company in that in the event any of such lenders demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

Risks Related To Our Common Stock

WE HAVE ISSUED A SUBSTANTIAL NUMBER OF WARRANTS TO PURCHASE OUR COMMON STOCK WHICH WILL RESULT IN SUBSTANTIAL DILUTION TO THE OWNERSHIP INTERESTS OF OUR EXISTING SHAREHOLDERS. As of December 31, 2020, we had 36,380,690 shares of common stock outstanding. Up to an additional 4,440,000 shares are issuable upon the exercise of the warrants currently outstanding and up to 1,133,388 shares are issuable upon exercise of options currently outstanding. The exercise of all of these warrants and options would substantially dilute the ownership interests of our existing shareholders. Further, the potential conversion of outstanding convertible notes payable would have a significant impact on the total number of shares outstanding if converted.

WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE. We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future.

THE TRADING PRICE OF OUR COMMON STOCK MAY BE VOLATILE. The market price of our common stock, which trades over the counter, has, in the past, fluctuated over time and may in the future be volatile. The trading price may be affected by a number of factors including the risk factors set forth in this report as well as our operating results, financial condition, announcements of innovations or new products by us or our competitors, general conditions in the marketplace, and other events or factors which may be unrelated to our operating performance. Thus, the price at which shares of our common stock may trade from time to time may not reflect the actual value of our business or the actual value of our common stock. Furthermore, the stock market generally and the market for stocks of companies with lower market capitalizations, like us, have from time-to-time experienced, and likely will again experience significant price and volume fluctuations that are unrelated to the operating performance of a particular company.

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

Item 2. Properties.

We do not own any real estate. We lease approximately 2,722 square feet of space for our executive offices at 10701 Corporate Drive, Suite No. 150, Stafford, Texas. Such lease, which commenced on February 1, 2001, had an original term of three years and has been extended to February 28, 2022. Rent expense for the years ended December 31, 2020 and 2019 totaled approximately $58,000 and $52,000, respectively. Management believes that the current facility is adequate for the foreseeable future.

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

Year ended December 31, 2019:	High	Low
Jan. 1, 2019 to March 31, 2019	$0.12	$0.03
April l, 2019 to June 30, 2019	$0.10	$0.03
July 1, 2019 to Sept. 30, 2019	$0.07	$0.03
Oct. 1, 2019 to Dec. 31, 2019	$0.10	$0.03

Year ended December 31, 2020:	High	Low
Jan. 1, 2020 to March 31, 2020	$0.20	$0.03
April l, 2020 to June 30, 2020	$0.09	$0.06
July 1, 2020 to Sept. 30, 2020	$0.06	$0.04
Oct. 1, 2020 to Dec. 31, 2020	$0.05	$0.02

Holders

As of December 31, 2020, there were approximately 943 stockholders of record of the Company’s Common Stock. This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

Recent Sales of Unregistered Securities

There were no sales or issuances of equity securities during the fiscal years ended December 31, 2020 and 2019.

Equity Compensation Plan Information

Information regarding equity compensations plans, as of December 31, 2020, is set forth in the table below:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average. exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	1,133,388	(1)	$0.36	616,612
Equity compensation plans not approved by security holders	4,440,000	(2)	$0.55	N/A
Total	5,573,388		$0.51	N/A

______________

(1)	Represents shares underlying the 2003 Employee Stock Option Plan.

(2)	Represents shares underlying the individual grant of warrants.

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

During 2011, we acquired a 40% membership interest in an entity called EnerTeck Environmental, LLC, which was formed for the purpose of marketing and selling a diesel fuel emission reduction technology with the creators of such specific technology. Indian Nations Technology, the co-owner of EnerTeck Environmental, LLC is currently working on a testing protocol which could revive this entity.

Results of Operations

Revenues

We recognized revenues of $95,455 for the year ended December 31, 2020, compared to revenues of $51,815 for the year ended December 31, 2019, an increase of $43,640. As testing is either underway or completed with several potential new customer supply contracts on which negotiations are near completion, it is expected revenue should show increases throughout 2021, if the COVID-19 shutdowns and restrictions are lifted.

The primary source of revenue for the years ended December 31, 2020 and 2019 was from the sale of EnerBurn to oilfield service, heavy construction and mining industries. Sales delays have occurred due to delays in the completion of important product testing projects, a lack of new customers and the COVID-19 shutdown and restrictions. As businesses begin to reopen following the COVID-19 shutdown, we expect to see progress in ongoing testing, which is either underway or completed, with several potential new customers and in new areas with existing customers. Based on the value of two pending new customer supply contracts on which negotiations are near completion, it is expected that sales should show increases in 2021.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $82,267, or 86.2% of revenue, for the year ended December 31, 2020, compared to $39,536 or 76.3% of revenue, for the year ended December 31, 2019. We feel confident that there will be an increase in gross profits in 2021, as several recently completed successful tests have reached the negotiation stage and our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $13,188 for the year ended December 31, 2020 which represented 13.8% of revenues compared to $12,279 for the year ended December 31, 2019 which represented 23.7% of revenues.

Cost and Expenses

Operating expenses were $942,663 for the year ended December 31, 2020 as compared to $1,016,903 for the year ended December 31, 2019 a decrease of $74,240. The decrease is primarily due to lower professional fees and other costs associated with business development.

Net Loss

We reported a net loss of $1,111,918 for the year ended December 31, 2020 compared to a net loss of $1,208,391 for the year ended December 31, 2019, a decrease of $96,473. The expectation is that sales will increase in 2021 due to the end of COVID-19 shutdowns, the success of certain completed testing and negotiations for and with new customers.

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

The majority of our marketing effort since 2005 has been directed at targeting and gaining a foothold in one of several major target areas, including the inland marine diesel market, trucking, heavy construction and mining. Management concedes that sales revenues for 2020 and prior years have been considerably less than earlier anticipated. One of the issues we have faced in recent years has been the very long timeline from initial contact to contract signing subsequent to completion of an evaluation. Although we believe that many times in the past, we have proven the benefits of EnerBurn, various evaluating companies have opted not to move forward for a variety of reasons which we believe were beyond our control.

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

Capital Resources

On December 31, 2020, we had working capital deficit of $9,749,070 and a stockholders’ deficit of $9,585,225 compared to working capital deficit of $8,652,036 and stockholders’ deficit of $8,473,307 on December 31, 2019. Our continuing deficit levels are primarily due to poor sales. On December 31, 2020, the Company had $86,820 in cash, total assets of $374,970 and total liabilities of $9,960,195.

Net cash used in operating activities was $628,460 for the year ended December 31, 2020 as compared to $560,210 for the year ended December 31, 2019, an increase of $68,250. This increase was primarily due to the timing of payments of accounts payable and other accrued liabilities during the year ended December 31, 2020.

Cash used in investing activities was $400 for the year ended December 31, 2020 compared to $0 for the year ended December 31, 2019.

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. Cash provided by financing activities was $695,804 for the year ended December 31, 2020 with $625,000 provided from related party notes and a PPP Small Business loan in the amount of $73,100. This is compared to cash provided by financing activities of $568,235 for the year ended December 31, 2019 with $570,000 provided from related party notes and advances.

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

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of December 31, 2020, such loans and advances from related parties total $3,057,500 as compared to $2,432,500 on December 31, 2019. Many of these remaining loans are past due and certain others are due on demand. The Company does not expect any of such related parties to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such related parties demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

Inflation has not significantly impacted the Company’s operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Significant Accounting Policies

Revenue Recognition

The Company follows ASC 606, Revenue from Contracts With Customers, and recognizes revenues when evidence of a completed transaction and customer acceptance exists, and when title passes, if applicable.

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

We value warrant and option awards using the Black-Scholes option pricing model. Stock options and warrants expire on the dates designated in the instrument. The Board has agreed and can agree in the future to issue replacement options and warrants, on a case-by-case basis, if they so determine, that to be appropriate at the time however there is no set policy in place to do so. Forfeitures of any options are accounted for as they occur.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the years ended December 31, 2020 and 2019, the Company incurred recurring net losses of approximately $1,112,000 and $1,208,000, respectively. Further, most of the Company’s notes payable are overdue and payment may be demanded at any time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies: (i) all accounting functions are performed by limited accounting personnel; (ii) lack of formalized controls in the financial close process; and (iii) review of monthly, quarterly and yearly consolidated financial statements was not performed at a sufficient level of precision and specificity in order to detect material errors in the financial statements.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Despite the existence of the material weaknesses above, we believe that our consolidated financial statements contained in this Form 10-K fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

Material Weakness

In connection with our annual audit for the year ended December 31, 2020, management determined that controls as described above constitute material weaknesses in disclosure controls and internal control over financial reporting. As a result, it was determined that a control deficiency that constitutes a material weakness in the design and operation of our internal control over financial reporting was present. Management believes that these material weaknesses did not have an effect on our financial results. However, management believes that the lack of these items results in ineffective internal controls, which could result in a material misstatement in our financial statements in future periods. Due to our size and nature, segregation of duties within our internal control system may not always be possible or economically feasible. Likewise, we may not be able to engage sufficient resources to enable us to have adequate staff and supervision within our accounting function.

Remediation

During 2020, certain actions were taken to address certain aspects of the material weaknesses disclosed above. We intend to continue to actively plan for and implement control procedures to improve our overall control environment including but not limited to documenting necessary internal control policies and developing and delivering appropriate internal control training to our personnel. Due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, as well as our limited cash resources, no assurance can be given as to the timing of achievement of remediation.

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

Name	Age	Present Position and Offices	Has Served as Director Since

Gary B. Aman	73	President, Director and Acting Chief Executive Officer	March 2005

Jack D. Cowles	60	Director	March 2005

Thomas F. Donino	59	Chairman of the Board and Director	December 2005

Richard B. Dicks	73	Chief Financial Officer	-

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

RICHARD B. DICKS has been Chief Financial Officer of the Company since December 2005. Mr. Dicks is a certified public accountant and has operated his own accounting practice focusing on tax, financial, cash management and MAS services for over 40 years. In addition, from July 1993 to December 2001, Mr. Dicks was President and Chief Executive Officer of Combustion Process Manufacturing Corporation, located in Houston, Texas. Mr. Dicks received a Bachelor’s Degree from Oklahoma State University in 1969.

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

Based solely on the Company’s review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the year ended December 31, 2020, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

Item 11. Executive Compensation.

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2020 and December 31, 2019, of those persons who were, (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Gary B. Aman,	2020	$200,000	$0	$0	$0	$0	$0	$0	$200,000
President and Acting Chief Executive Officer	2019	$200,000	$0	$0	$0	$0	$0	$0	$200,000

Richard B. Dicks	2020	$150,000	$0	$0	$0	$0	$0	$0	$150,000
Chief Financial Officer	2019	$150,000	$0	$0	$0	$0	$0	$0	$150,000

Equity Awards

The following table provides certain information concerning equity awards held by the named executive officers as of December 31, 2020.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
Name	No. of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested(#)

Gary Aman	66,667	-0-	$0.60	8/9/2021	-0-	-0-
	250,000	-0-	$0.60	8/9/2021	-0-	-0-
	266,667	-0-	$0.35	7/19/2023	-0-	-0-
	66,666	-0-	$0.30	8/2/2021	-0-	-0-
	250,000	-0-	$0.30	11/8/2021	-0-	-0-
	66,666	-0-	$0.20	9/28/2023	-0-	-0-

Richard B. Dicks	50,000	-0-	$0.60	8/9/2021	-0-	-0-
	64,200	-0-	$0.35	7/19/2023	-0-	-0-
	50,000	-0-	$0.30	8/2/2021	-0-	-0-
	100,000	-0-	$0.60	5/17/2021	-0-	-0-
	50,000	-0-	$0.20	9/28/2023	-0-	-0-

_____________

(1)

Represents options and warrants which have been issued as compensation. Does not include information with respect to warrants to acquire 100,000 shares granted to Mr. Aman in 2011 as and for additional consideration for previous loans made to the Company.

2003 Stock Option Plan

In September 2003, our shareholders approved an employee stock option plan (the “2003 Option Plan”) authorizing the issuance of options to purchase up to 1,000,000 shares of our common stock. In 2013, the number of shares reserved for issuance under the 2003 Option Plan was increased from 1,000,000 to 1,250,000 shares, and in 2018, the number of shares reserved for issuance under the 2003 Option Plan was increased from 1,250,000 to 1,750,000 shares. This plan is intended to give us greater ability to attract, retain, and motivate officers, key employees, directors and consultants; and is intended to provide us with the ability to provide incentives more directly linked to the success of our business and increases in shareholder value. As of December 31, 2020, there are outstanding options under the 2003 Option Plan to acquire up to 1,133,388 shares of our common stock at a weighted average exercise price of $0.36 per share. Such options expire at dates ranging from August 2, 2021 to September 28, 2023.

Other Options, Warrants or Rights

We have no other outstanding options or rights to purchase any of our securities. However, as of December 31, 2020, we do have outstanding warrants to purchase up to 4,440,000 shares of our common stock. In addition, we do have outstanding convertible notes which are convertible into shares of our common stock under certain conditions.

Employment Agreements - Executive Officers and Certain Significant Employees

As of December 31, 2020, none of our officers and key employees are bound by employment agreements.

We do not have any termination or change in control arrangements with any of our named executive officers.

Compensation of Directors

At the present time, directors receive no cash compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings.

The following table provides certain summary information concerning the compensation paid to the Company’s non-employee directors during fiscal 2020 for their services as such. All compensation paid to Mr. Aman is set forth in the Summary Compensation table above.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 31, 2021, certain information with regard to the beneficial ownership of the Company’s Common Stock by (i) each stockholder owning beneficially 5% or more of the Company’s Common Stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other executive officers, if any, of the Company whose total compensation was in excess of $100,000 (the “named executive officers”), and (iv) all executive officers and directors of the Company as a group:

	Amount and Nature
Name of Beneficial Owner	of Beneficial Ownership		Percent of Class(1)

Thomas F. Donino	19,249,562	(2)	49.1%
Gary B. Aman	1,736,666	(3)	4.6%
Jack D. Cowles	898,550	(4)	2.4%
Richard B. Dicks	314,200	(5)	*
Estate of Dwaine Reese	3,960,834	(6)	10.8%
All Executive Officers and
Directors as a Group (4 persons)	22,198,978		54.1%

______

* Less than 1%.

28

(1)

Applicable percentage ownership for each stockholder is based upon 36,380,690 shares of common stock outstanding as of March 31, 2021 plus any securities that stockholder has the right to acquire pursuant to options, warrants, conversion privileges or other rights, except as otherwise reflected below.

(2)

Consists of 12,833,262 shares held by Mr. Donino individually or jointly with his wife; 46,500 shares held by Mr. Donino as custodian for his children; 2,450,000 shares held by BATL Bioenergy LLC (“BATL”); 1,131,300 shares held by BATL Management LP (“BATL Management”); 1,510,000 shares underlying warrants held by BATL; 275,000 shares underlying warrants held by BATL Management; and, 1,003,500 shares underlying warrants held by Mr. Donino. Does not include shares which may be acquired upon conversion of convertible promissory notes held by Mr. Donino and BATL. See “Certain Relationships and Transactions and Corporate Governance”. As the president and managing member of BATL and the sole officer, director and shareholder of BATL Management’s general partner, Mr. Donino may be deemed to be the beneficial owner of shares owned by BATL and BATL Management. BATL Management is a family limited partnership whose members are certain relatives and trusts for the benefit of certain relatives of Mr. Donino. The address for Mr. Donino is 440 Via del Orso, Jupiter, Florida.

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

On June 1, 2010, the Company entered into $300,000 of convertible promissory notes with Mr. Donino which was due on June 1, 2013 and accrues interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock the number of which is to be determined at that time. This note is now overdue for payment.

On July 20, 2010, the Company entered into $400,000 convertible promissory notes with Mr. Donino and his affiliates which was due on July 20, 2013 and accrues interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock. This note is now overdue for payment.

On July 20, 2010, the Company entered into a $100,000 convertible promissory note with a shareholder which was due on July 20, 2013 and accrues interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock. This note is now overdue for payment.

On December 10, 2010, the Company entered into $150,000 of convertible promissory notes with Mr. Donino and his affiliates which was due on December 10, 2013 and accrues interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock. This note is now overdue for payment.

On June 20, 2011, the Company entered into a $150,000 convertible promissory note with Mr. Donino which shall be due and payable on June 20, 2014 and accrues interest at 8.0% per annum payable at maturity and which may be converted at any time into shares of common stock. This note is now overdue for payment.

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

During the year ended December 31, 2020, Mr. Donino advanced $625,000 to the Company for working capital requirements. The Company expects amounts advanced will be either (i) applied against a stock subscription to be issued at a future date or (ii) repaid at a future date as the parties shall determine. Until otherwise agreed, such amounts advanced have been recorded as an additional payable bearing no interest.

Other than the foregoing, since January 1, 2020, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2020 and December 31, 2019:

Fee Category	2020 Fees	2019 Fees

Audit Fees	$82,500	$81,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$82,500	$81,000

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

(3) Exhibits

Incorporated by
Reference to

2.1	Share Exchange Agreement	Exhibit 2.1 (1)
2.2	Plan of Merger	Exhibit 2.2 (2)
2.3	Article of Merger (Delaware)	Exhibit 2.3 (2)
2.4	Articles of Merger (Washington)	Exhibit 2.4 (2)
3.1	Articles of Incorporation (July 8, 2003 filing date)	Exhibit 3.1 (2)
3.2	Bylaws	Exhibit 3.2 (2)
4.1	Specimen of Common Stock Certificate	Exhibit 4.1 (2)
4.2	Registrant’s 2003 Stock Option Plan	Exhibit 4.1 (3)
4.3	Registrant’s 2005 Stock Compensation Plan	Exhibit 99.1 (4)
4.4	Form of Common Stock Purchase Warrant granted to various persons at various times from August 2003 to date	Exhibit 4.4 (5)
4.5	Warrant to purchase 1,000,000 shares issued to BATL Bioenergy LLC	Exhibit 4.2 (6)
4.6	Description of Securities	Exhibit 4.6 (8)
10.1	Office Lease dated February 1, 2001	Exhibit 10.23 (2)
10.2	TenthAmendment to Lease Agreement	*
21.1	Subsidiaries of the Registrant	Exhibit 21.1 (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*
101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

_______

* Filed herewith.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 23, 2003, and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2, File No. 333-108872, and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Schedule 14A filed on August 12, 2003, and incorporated by reference herein.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-1258814, and incorporated by reference herein.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, and incorporated by reference herein.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 12, 2005, and incorporated by reference herein.

(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and incorporated by reference herein.

(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and incorporated by reference herein.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION (Registrant)

Dated: March 31, 2021	By:	/s/ Gary B. Aman
Gary B. Aman
President and Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gary B. Aman	President,	03/31/2021
Gary B. Aman	Acting Chief Executive
Officer and Director
(Principal Executive Officer)

/s/ Richard B. Dicks	Chief Financial Officer	03/31/2021
Richard B. Dicks	(Principal Financial Officer)

/s/ Thomas F. Donino	Chairman of the Board	03/31/2021
Thomas F. Donino	and Director

/s/ Jack D. Cowles	Director	03/31/2021
Jack D. Cowles

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Enerteck Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Enerteck Corporation and subsidiary (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Intellectual property impairment assessment. Refer to Note 2 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company has recognized an intellectual property asset of $125,000 at December 31, 2020. The Company performs an impairment assessment when circumstances indicate that the carrying amount of the intellectual property may not be recoverable. If a triggering event is identified, the Company compares the carrying amount of the intellectual property to the estimated undiscounted future cash flows expected to result from the use of the intellectual property. If the carrying amount of the intellectual property exceeds the estimated undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the intellectual property to its estimated fair value.

We identified the evaluation of the Company’s intellectual property for impairment as a critical audit matter. Subjective and challenging auditor judgement was required to evaluate certain assumptions used in determining the recoverability of this asset. Management’s impairment analysis of its intellectual property was significant to our audit because the amounts are material to the consolidated financial statements. Auditing management’s assessment is complex and involves significant judgment as the Company’s ability to generate future cash flows and may be impacted by various economic and industry conditions.

How we addressed the matter in our audit

We obtained an understanding of the design and implementation of management’s controls and evaluated the inputs used and significant assumptions underlying the impairment analysis.

Our testing of the Company’s impairment analysis included, among other procedures, evaluating the method used to develop the estimate, testing the accuracy and completeness of operating data used in the calculation, identifying projected revenues and future costs as significant assumptions, assessing the reasonableness of undiscounted future cash flows by comparison to current and historical performance, and performing sensitivity analyses of the significant assumptions to evaluate the potential changes in the fair value estimate.

/s/ Weaver and Tidwell, L.L.P.

We have served as the Company’s auditor since 2017.

Houston, Texas

March 31, 2021

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

ASSETS

Current assets
Cash and cash equivalents	$86,820	$19,876
Inventory	75,147	52,028
Receivable - trade, net	36,606	10,740
Prepaid expenses	12,552	16,165
Total current assets	211,125	98,809

Inventory, net of current portion	37,524	37,524

Intellectual property, net of accumulated amortization of $25,000 and $12,500, respectively	125,000	137,500

Website, net of accumulated amortization of $32,738 and $30,194, respectively	-	2,544

Property and equipment, net of accumulated depreciation of $269,002 and $268,762, respectively	1,321	1,161

TOTAL ASSETS	$374,970	$277,538

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$215,476	$204,515
Customer advances	50,900	50,900
Related party notes and advances	3,057,500	2,432,500
Accrued compensation	4,508,804	4,297,641
Accrued interest	1,828,012	1,576,336
Accrued liabilities - other	217,375	171,592
Deferred revenue	9,028	17,361
Total current liabilities	9,887,095	8,750,845
Non-Current Liabilities
Note Payable	73,100	0
Total Liabilities	$9,960,195	$8,750,845

Commitments and contingencies (Note 11)

Stockholders' deficit
Preferred stock, $.001 par value, authorized 10,000,000 shares, none issued and outstanding at December 31, 2020 and 2019	-	-
Common stock, $.001 par value, authorized 100,000,000 shares, 36,380,690 issued and outstanding at December 31, 2020 and 2019	36,381	36,381
Additional paid-in capital	29,293,021	29,293,021
Accumulated deficit	(38,914,627)	(37,802,709)
Total stockholders' deficit	(9,585,225)	(8,473,307)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$374,970	$277,538

The accompanying notes are an integral part of these consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019

Revenues	$95,455	$51,815
Cost of goods sold	13,188	12,279
Gross profit	82,267	39,536

General and administrative expenses
Wages	535,008	529,443
Depreciation and amortization	15,284	19,496
Other selling, general and administrative	392,371	467,964
Total expenses	942,663	1,016,903

Operating loss	(860,396)	(977,367)

Interest income	3	36
Other income	1,250	528
Interest expense	(252,775)	(231,588)
Net loss	$(1,111,918)	$(1,208,391)

Loss per common share
Basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding
Basic and diluted	36,380,690	36,380,690

The accompanying notes are an integral part of these consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2018	36,380,690	$36,381	$29,293,021	$(36,594,318)	$(7,264,916)

Net loss	-	-	-	(1,208,391)	(1,208,391)

Balances at December 31, 2019	36,380,690	$36,381	$29,293,021	$(37,802,709)	$(8,473,307)

Net loss	-	-	-	(1,111,918)	(1,111,918)

Balances at December 31, 2020	36,380,690	$36,381	$29,293,021	$(38,914,627)	$(9,585,225)

The accompanying notes are an integral part of these consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,111,918)	$(1,208,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,284	19,496
Bad debt expense	-	631
Effects of changes in operating assets and liabilities:
Accounts receivable	(25,866)	(691)
Representative advances	-	24,031
Deferred liability	-	(3,014)
Inventory	(23,119)	10,092
Prepaid expenses	3,613	(4,628)
Accounts payable	13,257	82,010
Accrued interest payable	251,676	230,672
Accrued liabilities	256,946	272,221
Deferred revenue	(8,333)	17,361
NET CASH USED IN OPERATING ACTIVITIES	(628,460)	(560,210)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(400)	-
NET CASH USED IN INVESTING ACTIVITIES	(400)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from financing prepaid insurance	45,800	43,425
Payments on prepaid insurance financing	(48,096)	(45,190)
Proceeds from notes payable	73,100	-
Proceeds from related party notes and advances	625,000	570,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	695,804	568,235

NET INCREASE IN CASH AND CASH EQUIVALENTS	66,944	8,025

CASH AND CASH EQUIVALENTS, beginning of period	19,876	11,851

CASH AND CASH EQUIVALENTS, end of period	$86,820	$19,876

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

EnerTeck Sub, the Company’s wholly owned operating subsidiary, is a Houston-based corporation. It was incorporated in the State of Texas on November 29, 2000 and was formed for the purpose of commercializing a diesel fuel specific combustion catalyst known as EnerBurn (TM), as well as other combustion enhancement and emission reduction technologies for diesel fuel. EnerTeck Sub’s primary product is EnerBurn and is registered for highway use in all USA diesel applications. The products are used primarily in on-road vehicles, locomotives and diesel marine engines throughout the United States and select foreign markets.

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

Correction of an Error: During the year ended December 31, 2020, the Company made certain adjustments to the deferred tax asset and the related valuation allowance balances at December 31, 2019. The result did not change tax expense and the Company has concluded the errors and corrections were not material to the consolidated financial statements for 2019.

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

Finished product costs amounted to approximately $52,000 and $16,000 at December 31, 2020 and 2019, respectively, and include required blending costs to bring the Company’s products to their finished state.

Accounts Receivable: Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed, and the account is deemed uncollectible. Management has provided allowances for doubtful accounts of $631 as of December 31, 2020 and 2019.

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

Intangible Assets: The Company follows the provisions of FASB ASC 350, Goodwill and Other Intangible Assets. FASB ASC 350 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Specifically, FASB ASC 350 addresses how intangible assets that are acquired should be accounted for in consolidated financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the consolidated financial statements. The statement requires the Company to evaluate its intellectual property each reporting period to determine whether events and circumstances continue to support an indefinite life. In addition, the Company tests its intellectual property for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The statement requires intangible assets with finite lives to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value. No impairment was considered necessary during the years ended December 31, 2020 and 2019.

During the year ended December 31, 2019, the Company reviewed the estimated life of its intellectual property and determined it to have a finite life of 12 years. This change in accounting estimate requires the Company to amortize the intellectual property over the 12-year life and resulted in amortization expense of $12,500 for the years ended December 31, 2020 and 2019.

Revenue Recognition: The Company follows ASC 606, Revenue from Contracts With Customers, and recognizes revenues when evidence of a completed transaction and customer acceptance exists, and when title passes, if applicable.

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

During 2019, the Company deferred $25,000 for such contracts and recognized revenue of $7,639 during the year ended December 31, 2019. For such contracts that were classified as deferred revenue at the beginning of 2020, the Company recognized revenue of $8,333 for the year ended December 31, 2020. The remaining performance obligations on these contracts as of December 31, 2020 is $9,028 and is included in deferred revenue on the Company’s Consolidated Balance Sheets. These amounts are expected to be ratably recognized as revenue over the remaining term of the contracts.

In the following table, revenues have been disaggregated for the years ended December 31:

	Year Ended December 31,
	2020	2019

Revenues - domestic	$95,455	$51,815
Revenues - foreign	-	-

Total revenues	$95,455	$51,815

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

Income Taxes: The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Earnings per Share: The Company accounts for earnings per share in accordance with ASC 260 ”Earnings Per Share”. Basic earnings per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

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

The Company values warrant and option awards using the Black-Scholes option pricing model. Stock options and warrants expire on the dates designated in the instrument. The Board has agreed and can agree in the future to issue replacement options and warrants, on a case-by-case basis, if they so determine, that to be appropriate at the time however there is no set policy in place to do so. Forfeitures of any options are accounted for as they occur.

Sales Tax: The Company collects sales taxes assessed by governmental authorities imposed on certain sales to customers. Sales taxes collected are included in revenues; net amounts paid are reported as expenses in the consolidated statement of operations.

Website Costs: Total website costs of $32,738 are being amortized over their expected useful life of five years. Amortization for the years ended December 31, 2020 and 2019 was $2,544 and $6,548, respectively. As of December 31, 2020, websites costs have been fully amortized.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the years ended December 31, 2020 and 2019, the Company incurred recurring net losses of approximately $1,112,000 and $1,208,000, respectively. Further, most of the Company’s notes payable are overdue and payment may be demanded at any time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2020 and 2019 property and equipment consisted of the following:

	December 31,
	2020	2019

Furniture and fixtures	$30,909	$30,909
Equipment	239,414	239,014
	270,323	269,923
Less: accumulated depreciation	269,002	268,762

Total property and equipment, net	$1,321	$1,161

Depreciation expense totaled $240 and $448 for the years ended December 31, 2020 and 2019, respectively.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2020 and 2019 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

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

The following table sets forth the computation of basic and diluted loss per share:

	Year Ended December 31,
	2020	2019

Net loss	$(1,111,918)	$(1,208,391)

Weighted average common shares outstanding:
Basic and diluted	36,380,690	36,380,690

Basic and diluted loss per share	$(0.03)	$(0.03)

For the years ended December 31, 2020 and 2019, 4,440,000 and 4,986,334 stock warrants, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

For the years ended December 31, 2020 and 2019, 1,133,388 stock options were excluded from diluted earnings per share because they are considered anti-dilutive.

Further, the calculation of diluted weighted-average shares outstanding for the years ended December 31, 2020 and 2019 exclude potential shares, related to the outstanding convertible notes payable, which if converted, would be anti-dilutive and would have a significant impact on the total number of shares outstanding, once exercised.

NOTE 6 - STOCKHOLDERS’ EQUITY

During the years ended December 31, 2020 and 2019 no equity activity occurred.

NOTE 7 - STOCK WARRANTS AND OPTIONS

Stock Warrants

During the year ended December 31, 2020, no warrants were issued or exercised, and 546,334 warrants expired. The Company has plans to extend the expiration dates on these warrants, but as of the date of this report the extensions have not yet taken place.

No warrants were issued or exercised, nor were there any warrants that expired, during the year ended December 31, 2019.

Warrants outstanding and exercisable as of December 31, 2020 were:

		Weighted
		Average	Exercisable
Exercise	Number of	Remaining	Number of
Price	Warrants	Life in Years	Warrants

$0.60	3,590,000	0.5	3,590,000
$0.75	100,000	0.7	100,000
$0.50	-	0.0	-
$0.30	750,000	0.9	750,000

	4,440,000		4,440,000

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

During the year ended December 31, 2019, options to acquire 124,167 shares issued to current and former employees expired. The Company has plans to extend the expiration dates on options to acquire 82,500 shares during 2021 that are issued to current employees, but as of the date of this report the extensions have not yet taken place. The remaining options to acquire 41,667 shares issued to a former employee who is now deceased will not be extended.

A summary of the activity of the Company’s stock options for the years ended December 31, 2020 and 2019 is presented below:

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of December 31, 2018	$0.36	1,257,555		$-	$-
Expired	0.30	(124,167)		-
Granted	-	-		-
Exercised	-	-		-
Forfeited	-	-		-

Balance as of December 31, 2019	$0.36	1,133,388		$-	$-
Expired	-	-		-
Granted	-	-		-
Exercised	-	-		-
Forfeited	-	-		-

Balance as of December 31, 2020	$0.36	1,133,388	1.56	$0.16	$-

Vested and exercisable as of December 31, 2020	$0.36	1,133,388	1.56	$0.16	$-

NOTE 8 - INCOME TAXES

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

EnerTeck has incurred net losses since the merger with Gold Bond and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative operating loss carry-forward is approximately $24,887,000 at December 31, 2020 and expires beginning in 2023.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. As of December 31, 2020, and 2019, the Company has recorded no unrecognized tax benefits or related penalty and interest. Additionally, the Company does not expect any unrecognized tax benefits to change significantly over the next twelve months.

A reconciliation of the expected U.S. income tax expense (benefit) to income taxes is as follows:

	Year Ended December 31,
	2020	2019

Expected tax expense (benefit) at U.S. statutory rate	$(234,000)	$(254,000)
Change in valuation allowance	233,000	269,000
Other	1,000	(15,000)
Total Income Tax Expense/(Benefit)	$-	$-

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

Components of deferred income taxes are as follows:

	December 31,
	2020	2019
Net operating loss carry forwards	$5,226,000	$5,037,000
Deferred compensation costs and other	918,000	874,000
Valuation allowance	(6,144,000)	(5,911,000)
Net deferred tax assets/(liabilities)	$-	$-

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

During the year ended December 31, 2020, a shareholder/director advanced $625,000 to the Company for working capital requirements. The Company expects amounts advanced will be either (i) applied against a stock subscription to be issued at a future date or (ii) repaid at a future date as the parties shall determine. Until otherwise agreed, such amounts advanced have been recorded as an additional payable bearing no interest.

The Company determined it is not practicable to estimate the fair value of outstanding debt as of December 31, 2020 and 2019, as the outstanding debt is private, there is no clarity as to when interest payments or principal payments will ultimately be made (or be called by the debt holders), and the Company lacks the internal expertise to calculate fair value of these debt instruments and would incur excessive costs to obtain a third-party valuation.

Other Related Party Transactions

As of December 31, 2020 and 2019, the Company owed approximately $4.5 million and $4.3 million, respectively, to its chief executive officer and other employees of the Company. The CEO and employees agreed to salary deferrals pending available resources to make such payments.

One of the Company’s shareholders owns 100% of BATL Trading, Inc., which is a distributor of EnerBurn. There was no activity during 2020 and 2019.

During the years ended December 31, 2020 and 2019, the Company had sales to related parties of $11,647 and $5,250, respectively. This represents 12% and 10% of sales for the years ended December 31, 2020 and 2019, respectively.

NOTE 10 – NOTE PAYABLE

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

The terms of any forgiveness may be subject to further requirements in any regulations and guidelines the Small Business Administration may adopt. While the Company currently believes that its use of the proceeds will meet the conditions for forgiveness under the PPP, no assurance is provided that the Company will obtain forgiveness of the loan in whole or in part.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

In January 2021, the Company executed an additional one year amendment to the lease for office space for the period March 1, 2021 through February 28, 2022. As permitted by ASC 842-20-25-2 the Company has elected to not record the short-term lease on the consolidated balance sheets.

Future minimum rentals due under non-cancelable operating leases are approximately as follow:

Office
Year Ended December 31,	Lease

2021	$54,440
2022	9,073
2023	-
2024	-
2025	-
Thereafter	-

Total	$63,513

Rent expense for the years ended December 31, 2020 and 2019 totaled $58,092 and $51,959, respectively.

NOTE 12 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. The Company performs ongoing credit evaluations as to the financial condition of its customers. Generally, no collateral is required.

The Company at times has cash in bank in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

For the year ended December 31, 2020, three distributors made up 77% of sales and represented 88% of total accounts receivable at December 31, 2020. For the year ended December 31, 2019, four distributors made up 95% of sales and represented 55% of total accounts receivable at December 31, 2019.

NOTE 13 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 14 – SUBSEQUENT EVENTS

On February 2, 2021 the Company received loan proceeds in the amount of $73,100 under the Paycheck Protection Program (“PPP”) administered by the Small Business Administration. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight or twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the applicable eight or twenty-four week period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP.

