Form 10-Q
period 2021-03-31
ENERTECK CORP
filed 2021-05-24
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 36,380,690 outstanding as of May 24, 2021.

ENERTECK CORPORATION

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$15,837	$86,820
Inventory	74,773	75,147
Receivable - trade, net	6,091	36,606
Prepaid expenses	78,459	12,552
Total current assets	175,160	211,125

Inventory, net of current portion	37,524	37,524

Intellectual property, net of accumulated amortization of $28,125 and $25,000, respectively	121,875	125,000

Property and equipment, net of accumulated depreciation of $269,002 and $269,002, respectively	1,321	1,321

TOTAL ASSETS	$335,880	$374,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$277,512	$215,476
Customer advances	50,900	50,900
Related party notes and advances	3,057,500	3,057,500
Accrued compensation	4,562,629	4,508,804
Accrued interest	1,892,799	1,828,012
Accrued liabilities - other	229,829	217,375
Deferred revenue	6,945	9,028
Total current liabilities	10,078,114	9,887,095

Non-current liabilities
Note payable	146,200	73,100
Total liabilities	$10,224,314	$9,960,195

Commitments and contingencies (Note 9)

Stockholders' deficit
Preferred stock, $.001 par value, authorized 10,000,000 shares, none issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Common stock, $.001 par value, authorized 100,000,000 shares, 36,380,690 issued and outstanding at March 31, 2021 and December 31, 2020	36,381	36,381
Additional paid-in capital	29,293,021	29,293,021
Accumulated deficit	(39,217,836)	(38,914,627)
Total stockholders' deficit	(9,888,434)	(9,585,225)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$335,880	$374,970

The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2021	2020
	(unaudited)

Revenues	$5,581	$8,613
Cost of goods sold	729	977
Gross profit	4,852	7,636

General and administrative expenses
Wages	134,029	132,136
Depreciation and amortization	3,125	3,839
Other selling, general and administrative	106,460	110,138
Total expenses	243,614	246,113

Operating loss	(238,762)	(238,477)

Interest income	1	1
Other income	389	-
Interest expense	(64,837)	(60,888)
Net loss	$(303,209)	$(299,364)

Loss per common share
Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding
Basic and diluted	36,380,690	36,380,690

The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended March 31, 2020	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2019	36,380,690	$36,381	$29,293,021	$(37,802,709)	$(8,473,307)

Net loss	-	-	-	(299,364)	(299,364)

Balances at March 31, 2020	36,380,690	$36,381	$29,293,021	$(38,102,073)	$(8,772,671)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended March 31, 2021	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2020	36,380,690	$36,381	$29,293,021	$(38,914,627)	$(9,585,225)

Net loss	-	-	-	(303,209)	(303,209)

Balances at March 31, 2021	36,380,690	$36,381	$29,293,021	$(39,217,836)	$(9,888,434)

The accompanying notes are an integral part of these consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2021	2020
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(303,209)	$(299,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,125	3,839
Effects of changes in operating assets and liabilities:
Accounts receivable	30,515	501
Inventory	374	(1,332)
Prepaid expenses	(65,907)	(47,034)
Accounts payable	6,403	29,635
Accrued interest payable	64,787	60,611
Accrued liabilities	66,279	87,332
Deferred revenue	(2,083)	(2,083)
NET CASH USED IN OPERATING ACTIVITIES	(199,716)	(167,895)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from financing prepaid insurance	62,850	45,800
Payments on prepaid insurance financing	(7,217)	-
Proceeds from notes payable	73,100	-
Proceeds from related party notes and advances	-	150,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	128,733	195,800

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(70,983)	27,905

CASH AND CASH EQUIVALENTS, beginning of period	86,820	19,876

CASH AND CASH EQUIVALENTS, end of period	$15,837	$47,781

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2020 as reported in the Form 10-K have been omitted.

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

Finished product costs amounted to approximately $51,000 and $52,000 at March 31, 2021 and December 31, 2020, respectively, and includes required blending costs to bring our products to their finished state.

Accounts Receivable

Account receivables represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed, and the account is deemed uncollectible. Management has provided allowances for doubtful accounts of $631 as of March 31, 2021 and December 31, 2020.

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

The Company has determined its intellectual property to have a finite life of 12 years which resulted in amortization expense of $3,125 for the three months ended March 31, 2021 and 2020.

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

The Company may from time to time enter into contracts to sell exclusive distributorship rights to certain markets for a fee. The contracts typically contain a term of market exclusivity as well as other performance obligations. The Company has determined the performance obligations on these types of contracts are satisfied evenly over the term of the contract and recognizes revenue evenly over the term of the contract. For such contracts that were classified as deferred revenue at the beginning of 2021 and 2020, the Company recognized revenue of $2,083 for the three months ended March 31, 2021 and 2020. The remaining performance obligations on these contracts as of March 31, 2021 is $6,945 and is included in deferred revenue on the Company’s condensed consolidated balance sheets. These amounts are expected to be ratably recognized as revenue over the remaining term of the contracts.

In the following table, revenues have been disaggregated for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
	(unaudited)

Revenues - domestic	$5,581	$8,613
Revenues - foreign	-	-

Total revenues	$5,581	$8,613

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2021 and 2020, the Company incurred recurring net losses of $303,209 and $299,364, respectively. Further, most of the Company’s notes payable are overdue and payment may be demanded at any time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2021	2020
	(unaudited)

Furniture and fixtures	$30,909	$30,909
Equipment	239,414	239,414
	270,323	270,323
Less: accumulated depreciation	269,002	269,002

Total property and equipment, net	$1,321	$1,321

Depreciation expense for the three months ended March 31, 2021 and 2020 was $0 and $60, respectively.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 31,
	2021	2020
	(unaudited)

Net loss	$(303,209)	$(299,364)

Weighted average common shares outstanding:
Basic and diluted	36,380,690	36,380,690

Basic and diluted loss per share	$(0.01)	$(0.01)

For the three months ended March 31, 2021 and 2020, 4,440,000 and 4,986,334 stock warrants, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

For the three months ended March 31, 2021 and 2020, 1,133,388 stock options were excluded from diluted earnings per share because they are considered anti-dilutive.

Further, the calculation of diluted weighted-average shares outstanding for the three months ended March 31, 2021 and 2020 exclude potential shares related to the outstanding convertible notes payable, which if converted, would be anti-dilutive and would have a significant impact on the total number of shares outstanding, once exercised.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2021 and 2020, no equity activity occurred.

NOTE 5 – STOCK WARRANTS AND OPTIONS

Stock Warrants

No warrants were issued or exercised, nor were there any warrants that expired, during the three months ended March 31, 2021 and 2020.

Warrants outstanding and exercisable as March 31, 2021 were:

		Weighted
		Average	Exercisable
Exercise	Number of	Remaining	Number of
Price	Warrants	Life in Years	Warrants

$0.60	3,590,000	0.2	3,590,000
$0.75	100,000	0.4	100,000
$0.50	-	0.0	-
$0.30	750,000	0.6	750,000

	4,440,000		4,440,000

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

A summary of the activity of the Company’s stock options for the three months ended March 31, 2021 is presented below:

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of December 31, 2020	$0.36	1,133,388		$-	$-
Expired	-	-		-
Granted	-	-		-
Exercised	-	-		-
Forfeited	-	-		-

Balance as of March 31, 2021	$0.36	1,133,388	1.31	$0.16	$-

Vested and exercisable as of March 31, 2021	$0.36	1,133,388	1.31	$0.16	$-

NOTE 6 – INCOME TAXES

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2021, the Company’s net deferred tax asset is fully valued.

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

The Company determined it is not practicable to estimate the fair value of outstanding debt as of March 31, 2021 and December 31, 2020, as the outstanding debt is private, there is no clarity as to when interest payments or principal payments will ultimately be made (or be called by the debt holders), and the Company lacks the internal expertise to calculate fair value of these debt instruments and would incur excessive costs to obtain a third-party valuation.

Other related party transactions

As of March 31, 2021, and December 31, 2020, the Company owed approximately $4.6 and $4.5 million, respectively, to its chief executive officer and other employees of the Company. The CEO and employees agreed to salary deferrals pending available resources to make such payments.

One of the Company’s shareholders owns 100% of BATL Trading, Inc., which is a distributor of EnerBurn. There was no activity during the three months ended March 31, 2021 and 2020.

NOTE 8 – NOTE PAYABLE

The Company received loan proceeds of $73,100 on April 21, 2020 and February 2, 2021 under the Paycheck Protection Program (“PPP”) administered by the Small Business Administration. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight or twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the applicable eight- or twenty-four-week period.

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

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

The Company follows ASU 2016-02, “Leases (Topic 842)”. The Company has leased office space under a non-cancelable operating lease that was extended for an additional six months in January 2020 for the period March 1, 2020 through August 31, 2020. As permitted by ASC 842-20-25-2 the Company elected to not record the short-term lease on the balance sheet.

In June 2020, the Company executed an additional six-month amendment to the lease for office space for the period September 1, 2020 through February 28, 2021. As permitted by ASC 842-20-25-2 the Company elected to not record the short-term lease on the consolidated balance sheets.

In January 2021, the Company executed an additional one-year amendment to the lease for office space for the period March 1, 2021 through February 28, 2022. As permitted by ASC 842-20-25-2 the Company has elected to not record the short-term lease on the consolidated balance sheets.

Rent expense for the three months ended March 31, 2021 and 2020 totaled $14,092 and $14,857, respectively.

NOTE 10 -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 11 – SUBSEQUENT EVENTS

In April 2021 the Company received an advance from a shareholder/director in the amount of $125,000.

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

Results of Operations

Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020

Revenues

We recognized revenues of $5,581 for the three months ended March 31, 2021, compared to revenues of $8,613 for the three months ended March 31, 2020, a decrease of $3,032. As testing is either underway or completed with several potential new customer supply contracts on which negotiations are near completion, it is expected revenue should show increases throughout 2021, if the COVID-19 shutdowns and restrictions are lifted.

During the three months ended March 31, 2021, sales delays have occurred due to delays in the completion of important product testing projects, a lack of new customers and the COVID-19 shutdown and restrictions. As businesses begin to reopen following the COVID-19 shutdown, we expect to see progress in ongoing testing, which is either underway or completed, with several potential new customers and in new areas with existing customers. Based on the value of two pending new customer supply contracts on which negotiations are near completion, it is expected that sales should show increases during the remainder of 2021.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $4,852, or 86.9% of revenue, for the three months ended March 31, 2021, compared to $7,636, or 88.7% of revenue, for the three months ended March 31, 2020. We feel confident that there will be an increase in gross profits as the year proceeds, as several recently completed successful tests have reached the negotiation stage and our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $729 for the three months ended March 31, 2021 which represented 13.1% of revenue compared to $977 for the three months ended March 31, 2020, which represented 11.3% of revenue.

Costs and Expenses

Operating expenses were $243,614 for the three months ended March 31, 2021 as compared to $246,113 for the three months ended March 31, 2020, a decrease of $2,499. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, amortization expense and other general and administrative expenses.

Net Loss

We reported a net loss of $303,209 for the three months ended March 31, 2021 as compared to a net loss of $299,364 for the three months ended March 31, 2020, an increase of $3,845. The expectation is that sales will increase for the remainder of 2021 due to the end of COVID-19 shutdowns, the success of certain completed testing and negotiations for and with new customers.

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

It should be noted that the ongoing coronavirus outbreak which began at the beginning of 2020 has impacted various businesses throughout the world, including travel restrictions and the extended shutdown of certain businesses in impacted geographic regions. A pandemic typically results in social distancing, travel bans and quarantine, and the effects of, and response to, the COVID-19 pandemic has so far limited access to our corporate office, personnel and professional advisors, and has also hampered, and may continue to hamper, our efforts to comply with our filing obligations with the Securities and Exchange Commission. If the coronavirus outbreak situation should worsen, we may experience additional disruptions to our business. The extent to which the coronavirus impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Liquidity and Capital Resources

On March 31, 2021 we had a working capital deficit of $9,902,954 and a stockholders’ deficit of $9,888,434 compared to a working capital deficit of $9,675,970 and a stockholders’ deficit of $9,585,225 on December 31, 2020. Our continuing deficit levels are primarily due to poor sales. On March 31, 2021, we had $15,837 in cash, total assets of $335,880 and total liabilities of $10,224,314, compared to $86,820 in cash, total assets of $374,970 and total liabilities of $9,960,195 on December 31, 2020.

Net cash used in operating activities was $199,716 for the three months ended March 31, 2021 compared to net cash used in operating activities of $167,895 for the three months ended March 31, 2020, an increase of $31,821. The increase was primarily due to the timing of payments of accounts payable during the three months ended March 31, 2021.

Cash used in investing activities was $0 for the three months ended March 31, 2021 and 2020.

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. Cash provided by financing activities was $128,733 for the three months ended March 31, 2021 with $62,850 provided by the financing of prepaid insurance, repayments on the financing of prepaid insurance of $7,217 and a PPP Small Business loan in the amount of $73,100. This is compared to cash provided by financing activities of $195,800 during the three months ended March 31, 2020 with $45,800 provided by the financing of prepaid insurance and $150,000 from related party notes and advances.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues, we will require additional investment to satisfy our contemplated cash requirements for the next 12 months. No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated. This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy. Management expect that sales should show increases in 2021. No assurances can be made that we will be able to obtain required financing on terms acceptable to us or at all. Our contemplated cash requirements in 2021 and beyond will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. Such loans and advances from related parties total $3,057,500 on March 31, 2021 and December 31, 2020. Many of these remaining loans are past due and certain others are due on demand. The Company does not expect any of such related parties to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such related parties demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as a result of material weaknesses in our disclosure controls and internal control over financial reporting. The ineffectiveness was due to the following material weaknesses which are indicative of many small companies: (i) all accounting functions are performed by limited accounting personnel; (ii) lack of formalized controls in the financial close process; and (iii) review of monthly, quarterly and yearly consolidated financial statements was not performed at a sufficient level of precision and specificity in order to detect material errors in the financial statements.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements Changes in Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION
(Registrant)

Dated: May 24, 2021	By:	/s/ Gary B. Aman
Gary B. Aman,
President and Acting Chief Executive Officer
(Principal Executive Officer)

Dated: May 24, 2021	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)

