Form 10-Q
period 2021-06-30
ENERTECK CORP
filed 2021-08-16
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 36,380,690 outstanding as of August 16, 2021.

ENERTECK CORPORATION

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$65,570	$86,820
Inventory	73,068	75,147
Receivable - trade, net	17,091	36,606
Prepaid expenses	56,809	12,552
Total current assets	212,538	211,125

Inventory, net of current portion	37,524	37,524

Intellectual property, net of accumulated amortization of $31,250 and $25,000, respectively	118,750	125,000

Property and equipment, net of accumulated depreciation of $269,106 and $269,002, respectively	1,217	1,321

TOTAL ASSETS	$370,029	$374,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$257,215	$215,476
Customer advances	50,900	50,900
Related party notes and advances	3,282,500	3,057,500
Accrued compensation	4,616,454	4,508,804
Accrued interest	1,960,141	1,828,012
Accrued liabilities - other	242,109	217,375
Deferred revenue	4,861	9,028
Total current liabilities	10,414,180	9,887,095

Non-current liabilities
Note payable	-	73,100
Total liabilities	$10,414,180	$9,960,195

Commitments and contingencies (Note 9)

Stockholders' deficit
Preferred stock, $.001 par value, authorized 10,000,000 shares, none issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Common stock, $.001 par value, authorized 100,000,000 shares, 36,380,690 issued and outstanding at June 30, 2021 and December 31, 2020	36,381	36,381
Additional paid-in capital	29,434,394	29,293,021
Accumulated deficit	(39,514,926)	(38,914,627)
Total stockholders' deficit	(10,044,151)	(9,585,225)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$370,029	$374,970

The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)

Revenues	$13,083	$36,299	$18,664	$44,912
Cost of goods sold	1,735	8,784	2,464	9,761
Gross profit	11,348	27,515	16,200	35,151

General and administrative expenses
Wages	126,087	135,610	260,116	267,746
Depreciation and amortization	3,229	3,839	6,354	7,678
Stock-based compensation	141,373	-	141,373	-
Other selling, general and administrative	116,608	113,490	223,068	223,628
Total expenses	387,297	252,939	630,911	499,052

Operating loss	(375,949)	(225,424)	(614,711)	(463,901)

Interest income	1	-	2	1
Other income	-	-	389	-
Interest expense	(67,342)	(61,993)	(132,179)	(122,881)
Gain on forgiveness of debt	146,200	-	146,200	-
Net loss	$(297,090)	$(287,417)	$(600,299)	$(586,781)

Loss per common share
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic and diluted	36,380,690	36,380,690	36,380,690	36,380,690

The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Six Months Ended June 30, 2020	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2019	36,380,690	$36,381	$29,293,021	$(37,802,709)	$(8,473,307)

Net loss	-	-	-	(586,781)	(586,781)

Balances at June 30, 2020	36,380,690	$36,381	$29,293,021	$(38,389,490)	$(9,060,088)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Six Months Ended June 30, 2021	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2020	36,380,690	$36,381	$29,293,021	$(38,914,627)	$(9,585,225)

Stock-based compensation	-	-	141,373	-	141,373

Net loss	-	-	-	(600,299)	(600,299)

Balances at June 30, 2021	36,380,690	$36,381	$29,434,394	$(39,514,926)	$(10,044,151)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended June 30, 2020	Shares	Amount	Capital	Deficit	Deficit

Balances at March 31, 2020	36,380,690	$36,381	$29,293,021	$(38,102,073)	$(8,772,671)

Net loss	-	-	-	(287,417)	(287,417)

Balances at June 30, 2020	36,380,690	$36,381	$29,293,021	$(38,389,490)	$(9,060,088)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended June 30, 2021	Shares	Amount	Capital	Deficit	Deficit

Balances at March 31, 2021	36,380,690	$36,381	$29,293,021	$(39,217,836)	$(9,888,434)

Stock-based compensation	-	-	141,373	-	141,373

Net loss	-	-	-	(297,090)	(297,090)

Balances at June 30, 2021	36,380,690	$36,381	$29,434,394	$(39,514,926)	$(10,044,151)

The accompanying notes are an integral part of these consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2021	2020
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(600,299)	$(586,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,354	7,678
Stock-based compensation	141,373	-
Gain on forgiveness of debt	(146,200)	-
Effects of changes in operating assets and liabilities:
Accounts receivable	19,515	-
Representative advances	-	(12,021)
Inventory	2,079	(24,264)
Prepaid expenses	(44,257)	(30,152)
Accounts payable	7,756	17,719
Accrued interest payable	132,129	122,505
Accrued liabilities	132,384	124,046
Deferred revenue	(4,167)	(4,166)
NET CASH USED IN OPERATING ACTIVITIES	(353,333)	(385,436)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from financing prepaid insurance	62,850	45,800
Payments on prepaid insurance financing	(28,867)	(23,899)
Proceeds from notes payable	73,100	73,100
Proceeds from related party notes and advances	225,000	325,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	332,083	420,001

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,250)	34,565

CASH AND CASH EQUIVALENTS, beginning of period	86,820	19,876

CASH AND CASH EQUIVALENTS, end of period	$65,570	$54,441

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

Finished product costs amounted to approximately $50,000 and $52,000 at June 30, 2021 and December 31, 2020, respectively, and includes required blending costs to bring our products to their finished state.

Accounts Receivable

Account receivables represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed, and the account is deemed uncollectible. Management has provided allowances for doubtful accounts of $631 as of June 30, 2021 and December 31, 2020.

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

The Company has determined its intellectual property to have a finite life of 12 years. Amortization expense for the three months ended June 30, 2021 and 2020 was $3,125 and $3,125, respectively, and $6,250 and $6,250 for the six months ended June 30, 2021 and 2020, respectively.

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

The Company may from time to time enter into contracts to sell exclusive distributorship rights to certain markets for a fee. The contracts typically contain a term of market exclusivity as well as other performance obligations. The Company has determined the performance obligations on these types of contracts are satisfied evenly over the term of the contract and recognizes revenue evenly over the term of the contract. For such contracts that were classified as deferred revenue at the beginning of 2021 and 2020, the Company recognized revenue of $2,083 and $4,167 for the three and six months ended June 30, 2021 and 2020, respectively. The remaining performance obligations on these contracts as of June 30, 2021 is $4,861 and is included in deferred revenue on the Company’s condensed consolidated balance sheets. These amounts are expected to be ratably recognized as revenue over the remaining term of the contracts.

In the following table, revenues have been disaggregated for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)

Revenues - domestic	$13,083	$36,299	$18,664	$44,912
Revenues - foreign	-	-	-	-

Total revenues	$13,083	$36,299	$18,664	$44,912

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2021 and 2020, the Company incurred recurring net losses of $600,299 and $586,781, respectively. Further, most of the Company’s notes payable are overdue and payment may be demanded at any time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2021	2020
	(unaudited)

Furniture and fixtures	$30,909	$30,909
Equipment	239,414	239,414
	270,323	270,323
Less: accumulated depreciation	269,106	269,002

Total property and equipment, net	$1,217	$1,321

Depreciation expense for the three months ended June 30, 2021 and 2020 was $104 and $60, respectively, and $104 and $120 for the six months ended June 30, 2021 and 2020, respectively.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)

Net loss	$(297,090)	$(287,417)	$(600,299)	$(586,781)

Weighted average common shares outstanding:
Basic and diluted	36,380,690	36,380,690	36,380,690	36,380,690

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

For the six months ended June 30, 2021 and 2020, 4,440,000 and 4,453,000 stock warrants, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

For the six months ended June 30, 2021 and 2020, 1,133,388 stock options were excluded from diluted earnings per share because they are considered anti-dilutive.

Further, the calculation of diluted weighted-average shares outstanding for the three and six months ended June 30, 2021 and 2020 exclude potential shares related to the outstanding convertible notes payable, which if converted, would be anti-dilutive and would have a significant impact on the total number of shares outstanding, once exercised.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the three and six months ended June 30, 2021 and 2020, no equity activity occurred.

NOTE 5 – STOCK WARRANTS AND OPTIONS

Stock Warrants

During the three and six months ended June 30, 2021, no warrants were issued or exercised, and 2,050,000 warrants with an exercise price of $0.60 per share expired. On July 3, 2021, and effective retroactively to May 17, 2021 (the expiration date of such 2,050,000 warrants), the Board of Directors authorized and approved the extension of the expiration dates of such warrants to December 31, 2026. In addition, on July 3, 2021, the Board of Directors authorized and approved the extension of the expiration dates of (i) 1,290,000 warrants due to expire on August 9, 2021 with an exercise price of $0.60 per share, (ii) 100,000 warrants due to expire on September 9, 2021 with an exercise price of $0.75 per share, and (iii) 750,000 warrants due to expire on November 8, 2021 with an exercise price of $0.30 per share. The expiration dates of all such warrants were extended to December 31, 2026. On July 3, 2021, the Board of Directors also granted 250,000 warrants to each of the three directors which warrants have an exercise price of $0.30 per share and expire on December 31, 2026.

During the three and six months ended June 30, 2020, no warrants were issued or exercised, and 533,334 warrants expired.

Warrants outstanding and exercisable as June 30, 2021 (reflecting the retroactive effectiveness of the extension of 2,050,000 warrants described above) were:

		Weighted
		Average	Exercisable
Exercise	Number of	Remaining	Number of
Price	Warrants	Life in Years	Warrants

$0.60	3,590,000	3.2	3,590,000
$0.75	100,000	0.2	100,000
$0.50	-	0.0	-
$0.30	750,000	0.4	750,000

	4,440,000		4,440,000

During the three and six months ended June 30, 2021, $141,373 was recognized as stock-based compensation associated with the expiration extension of the 2,050,000 warrants. No stock-based compensation was recognized during the three and six months ended June 30, 2020.

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

On July 3, 2021, the Board of Directors authorized and approved the extension of the expiration dates of 141,667 options exercisable at $0.60 per share due to expire on August 9, 2021 for an additional term of five years, and authorized and approved the extension of 165,010 options exercisable at $0.30 per share due to expire on August 2, 2021 for an additional term of five years. In addition, on July 3, 2021, the Board also granted a total of 247,516 options to employees which options have an exercise price of $0.20 per share and expire five years thereafter, On July 21, 2021, the Board of Directors also authorized and approved the extension of 150,000 options exercisable at $0.30 per share due to expire on September 21, 2021 for an additional term of five years.

A summary of the activity of the Company’s stock options for the six months ended June 30, 2021 is presented below:

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of December 31, 2020	$0.36	1,133,388		$-	$-
Expired	-	-		-
Granted	-	-		-
Exercised	-	-		-
Forfeited	-	-		-

Balance as of June 30, 2021	$0.36	1,133,388	1.06	$0.16	$-

Vested and exercisable as of June 30, 2021	$0.36	1,133,388	1.06	$0.16	$-

NOTE 6 – INCOME TAXES

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2021, the Company’s net deferred tax asset is fully valued.

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

During the six months ended June 30, 2021, a shareholder/director advanced $225,000 to the Company for working capital requirements. The Company expects amounts advanced will be either (i) applied against a stock subscription to be issued at a future date or (ii) repaid at a future date as the parties shall determine. Until otherwise agreed, such amounts advanced have been recorded as an additional payable bearing no interest.

The Company determined it is not practicable to estimate the fair value of outstanding debt as of June 30, 2021 and December 31, 2020, as the outstanding debt is private, there is no clarity as to when interest payments or principal payments will ultimately be made (or be called by the debt holders), and the Company lacks the internal expertise to calculate fair value of these debt instruments and would incur excessive costs to obtain a third-party valuation.

Other related party transactions

As of June 30, 2021, and December 31, 2020, the Company owed approximately $4.6 and $4.5 million, respectively, to its chief executive officer and other employees of the Company. The CEO and employees agreed to salary deferrals pending available resources to make such payments.

One of the Company’s shareholders owns 100% of BATL Trading, Inc., which is a distributor of EnerBurn. There was no activity during the three and six months ended June 30, 2021 and 2020.

NOTE 8 – NOTE PAYABLE

The Company received two separate loan proceeds of $73,100 each on April 21, 2020 and February 2, 2021 under the Paycheck Protection Program (“PPP”) administered by the Small Business Administration. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight or twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the applicable eight- or twenty-four-week period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.

During the quarter ended June 30, 2021, the Company qualified for and received forgiveness of both loans in full.

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

Rent expense for the three months ended June 30, 2021 and 2020 totaled $14,812 and $13,707, respectively and $28,904 and $28,564 for the six months ended June 30, 2021 and 2020, respectively.

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

NOTE 11 – SUBSEQUENT EVENTS

See Note 5 for information on the extension of the expiration dates of certain previously granted warrants and options and the granting of additional warrants and options, in each case subsequent to the quarter ended June 30, 2021.

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

Results of Operations

Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020

Revenues

We recognized revenues of $13,083 for the three months ended June 30, 2021, compared to revenues of $36,299 for the three months ended June 30, 2020, a decrease of $23,216. As testing is either underway or completed with several potential new customer supply contracts on which negotiations are near completion, it is expected revenue should show increases during the remainder of 2021 and into 2022, if the COVID-19 shutdowns and restrictions are not reinstated.

During the three months ended June 30, 2021, sales delays have occurred due to delays in the completion of important product testing projects, a lack of new customers and the COVID-19 shutdown and restrictions. As businesses begin to reopen following the COVID-19 shutdown, we expect to see progress in ongoing testing, which is either underway or completed, with several potential new customers and in new areas with existing customers. Based on the value of two pending new customer supply contracts on which negotiations are near completion, it is expected that sales should show increases during the remainder of 2021 and into 2022.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $11,348, or 86.7% of revenue, for the three months ended June 30, 2021, compared to $27,515, or 75.8% of revenue, for the three months ended June 30, 2020. We feel confident that there will be an increase in gross profits as the year proceeds, as several recently completed successful tests have reached the negotiation stage and our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $1,735 for the three months ended June 30, 2021 which represented 13.3% of revenue compared to $8,784 for the three months ended June 30, 2020, which represented 24.2% of revenue.

Costs and Expenses

Operating expenses were $387,297 for the three months ended June 30, 2021 as compared to $252,939 for the three months ended June 30, 2020, an increase of $134,358. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, amortization expense and other general and administrative expenses. During the three months ended June 30, 2021, we recognized $141,373 of stock-based compensation for the extension of expiration dates for 2,050,000 stock warrants.

Net Loss

We reported a net loss of $297,090 for the three months ended June 30, 2021 as compared to a net loss of $287,417 for the three months ended June 30, 2020, an increase of $9,673. The expectation is that sales will increase for the remainder of 2021 and into 2022 due to the end of COVID-19 shutdowns, the success of certain completed testing and negotiations for and with new customers.

Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020

Revenues

We recognized revenues of $18,664 for the six months ended June 30, 2021, compared to revenues of $44,912 for the six months ended June 30, 2020, a decrease of $26,248. As testing is either underway or completed with several potential new customer supply contracts on which negotiations are near completion, it is expected revenue should show increases during the remainder of 2021 and into 2022, if the COVID-19 shutdowns and restrictions are not reinstated.

During the six months ended June 30, 2021, sales delays have occurred due to delays in the completion of important product testing projects, a lack of new customers and the COVID-19 shutdown and restrictions. As businesses begin to reopen following the COVID-19 shutdown, we expect to see progress in ongoing testing, which is either underway or completed, with several potential new customers and in new areas with existing customers. Based on the value of two pending new customer supply contracts on which negotiations are near completion, it is expected that sales should show increases during the remainder of 2021 and into 2022.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $16,200, or 86.8% of revenue, for the six months ended June 30, 2021, compared to $35,151, or 78.3% of revenue, for the six months ended June 30, 2020. We feel confident that there will be an increase in gross profits as the year proceeds, as several recently completed successful tests have reached the negotiation stage and our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $2,464 for the six months ended June 30, 2021 which represented 13.2% of revenue compared to $9,761 for the six months ended June 30, 2020, which represented 21.7% of revenue.

Costs and Expenses

Operating expenses were $630,911 for the six months ended June 30, 2021 as compared to $499,052 for the six months ended June 30, 2020, an increase of $131,859. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, amortization expense and other general and administrative expenses. During the six months ended June 30, 2021, we recognized $141,373 of stock-based compensation for the extension of expiration dates for 2,050,000 stock warrants.

Net Loss

We reported a net loss of $600,299 for the six months ended June 30, 2021 as compared to a net loss of $586,781 for the six months ended June 30, 2020, an increase of $13,518. The expectation is that sales will increase for the remainder of 2021 and into 2022 due to the end of COVID-19 shutdowns, the success of certain completed testing and negotiations for and with new customers.

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

The majority of our marketing effort since 2005 has been directed at targeting and gaining a foothold in one of several major target areas, including the inland marine diesel market, trucking, heavy construction and mining. Management concedes that sales revenues for 2020 and prior years, and the first six months of 2021, have been considerably less than earlier anticipated. One of the issues we have faced in recent years has been the very long timeline from initial contact to contract signing subsequent to completion of an evaluation. Although we believe that many times in the past, we have proven the benefits of EnerBurn, various evaluating companies have opted not to move forward for a variety of reasons which we believe were beyond our control.

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

Liquidity and Capital Resources

On June 30, 2021 we had a working capital deficit of $10,201,642 and a stockholders’ deficit of $10,044,151 compared to a working capital deficit of $9,675,970 and a stockholders’ deficit of $9,585,225 on December 31, 2020. Our continuing deficit levels are primarily due to poor sales. On June 30, 2021, we had $65,570 in cash, total assets of $370,029 and total liabilities of $10,414,180, compared to $86,820 in cash, total assets of $374,970 and total liabilities of $9,960,195 on December 31, 2020.

Net cash used in operating activities was $353,333 for the six months ended June 30, 2021 compared to net cash used in operating activities of $385,436 for the six months ended June 30, 2020, a decrease of $32,103. The decrease was primarily due to the timing of payments of accounts payable during the six months ended June 30, 2021.

Cash used in investing activities was $0 for the six months ended June 30, 2021 and 2020.

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. Cash provided by financing activities was $332,083 for the six months ended June 30, 2021, primarily resulting from a PPP Small Business loan in the amount of $73,100 and $225,000 from related party notes and advances. This is compared to cash provided by financing activities of $420,001 during the six months ended June 30, 2020, primarily resulting from a PPP Small Business loan in the amount of $73,100 and $325,000 from related party notes and advances.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues, we will require additional investment to satisfy our contemplated cash requirements for the next 12 months. No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated. This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy. Management expect that sales should show increases in the latter part of 2021 and into 2022. No assurances can be made that we will be able to obtain required financing on terms acceptable to us or at all. Our contemplated cash requirements in 2021 and beyond will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. Such loans and advances from related parties total $3,282,500 and $3,057,500 on June 30, 2021 and December 31, 2020, respectively. Many of these remaining loans are past due and certain others are due on demand. The Company does not expect any of such related parties to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such related parties demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as a result of material weaknesses in our disclosure controls and internal control over financial reporting. The ineffectiveness was due to the following material weaknesses which are indicative of many small companies: (i) all accounting functions are performed by limited accounting personnel; (ii) lack of formalized controls in the financial close process; and (iii) review of monthly, quarterly and yearly consolidated financial statements was not performed at a sufficient level of precision and specificity in order to detect material errors in the financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION
(Registrant)

Dated: August 16, 2021	By:	/s/ Gary B. Aman
Gary B. Aman,
President and Acting Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2021	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)

