Form 10-Q
period 2021-09-30
ENERTECK CORP
filed 2021-11-15
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 36,380,690 outstanding as of November 15, 2021.

ENERTECK CORPORATION

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$9,158	$86,820
Inventory	71,832	75,147
Receivable - trade, net	12,094	36,606
Prepaid expenses	35,765	12,552
Total current assets	128,849	211,125

Inventory, net of current portion	37,524	37,524

Intellectual property, net of accumulated amortization of $34,375 and $25,000, respectively	115,625	125,000

Property and equipment, net of accumulated depreciation of $269,158 and $269,002, respectively	1,165	1,321

TOTAL ASSETS	$283,163	$374,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$238,056	$215,476
Customer advances	50,900	50,900
Related party notes and advances	3,342,500	3,057,500
Accrued compensation	4,694,862	4,508,804
Accrued interest	2,029,675	1,828,012
Accrued liabilities - other	241,550	217,375
Deferred revenue	2,778	9,028
Total current liabilities	10,600,321	9,887,095

Non-current liabilities
Note payable	-	73,100
Total liabilities	$10,600,321	$9,960,195

Commitments and contingencies (Note 9)

Stockholders' deficit
Preferred stock, $.001 par value, authorized 10,000,000 shares, none issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Common stock, $.001 par value, authorized 100,000,000 shares, 36,380,690 issued and outstanding at September 30, 2021 and December 31, 2020	36,381	36,381
Additional paid-in capital	29,495,837	29,293,021
Accumulated deficit	(39,849,376)	(38,914,627)
Total stockholders' deficit	(10,317,158)	(9,585,225)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$283,163	$374,970

The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)

Revenues	$15,241	$31,519	$33,905	$76,431
Cost of goods sold	2,077	4,087	4,541	13,848
Gross profit	13,164	27,432	29,364	62,583

General and administrative expenses
Wages	139,334	132,029	399,450	399,775
Depreciation and amortization	3,177	3,840	9,531	11,518
Stock-based compensation	195,920	-	202,816	-
Other selling, general and administrative	73,677	85,246	296,745	308,874
Total expenses	412,108	221,115	908,542	720,167

Operating loss	(398,944)	(193,683)	(879,178)	(657,584)

Interest income	1	2	3	3
Other income	-	-	389	-
Interest expense	(69,984)	(64,138)	(202,163)	(187,019)
Gain on forgiveness of debt	-	-	146,200	-
Net loss	$(468,927)	$(257,819)	$(934,749)	$(844,600)

Loss per common share Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding Basic and diluted	36,380,690	36,380,690	36,380,690	36,380,690

The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Nine Months Ended September 30, 2020	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2019	36,380,690	$36,381	$29,293,021	$(37,802,709)	$(8,473,307)

Net loss	-	-	-	(844,600)	(844,600)

Balances at September 30, 2020	36,380,690	$36,381	$29,293,021	$(38,647,309)	$(9,317,907)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Nine Months Ended September 30, 2021	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2020	36,380,690	$36,381	$29,293,021	$(38,914,627)	$(9,585,225)

Stock-based compensation	-	-	202,816	-	202,816

Net loss	-	-	-	(934,749)	(934,749)

Balances at September 30, 2021	36,380,690	$36,381	$29,495,837	$(39,849,376)	$(10,317,158)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended September 30, 2020	Shares	Amount	Capital	Deficit	Deficit

Balances at June 30, 2020	36,380,690	$36,381	$29,293,021	$(38,389,490)	$(9,060,088)

Net loss	-	-	-	(257,819)	(257,819)

Balances at September 30, 2020	36,380,690	$36,381	$29,293,021	$(38,647,309)	$(9,317,907)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended September 30, 2021	Shares	Amount	Capital	Deficit	Deficit

Balances at June 30, 2021	36,380,690	$36,381	$29,299,917	$(39,380,449)	$(10,044,151)

Stock-based compensation	-	-	195,920	-	195,920

Net loss	-	-	-	(468,927)	(468,927)

Balances at September 30, 2021	36,380,690	$36,381	$29,495,837	$(39,849,376)	$(10,317,158)

The accompanying notes are an integral part of these consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2021	2020
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(934,749)	$(844,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,531	11,518
Stock-based compensation	202,816	-
Gain on forgiveness of debt	(146,200)	-
Effects of changes in operating assets and liabilities:
Accounts receivable	24,512	(36,577)
Representative advances	-	-
Inventory	3,315	(22,246)
Prepaid expenses	(23,213)	(13,270)
Accounts payable	10,247	28,036
Accrued interest payable	201,663	186,406
Accrued liabilities	210,233	211,884
Deferred revenue	(6,250)	(6,250)
NET CASH USED IN OPERATING ACTIVITIES	(448,095)	(485,099)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from financing prepaid insurance	62,850	45,800
Payments on prepaid insurance financing	(50,517)	(41,823)
Proceeds from notes payable	73,100	73,100
Proceeds from related party notes and advances	285,000	400,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	370,433	477,077

NET DECREASE IN CASH AND CASH EQUIVALENTS	(77,662)	(8,022)

CASH AND CASH EQUIVALENTS, beginning of period	86,820	19,876

CASH AND CASH EQUIVALENTS, end of period	$9,158	$11,854

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:
Income tax	$-	$-
Interest	$-	$-

Non-cash investing and financing activities
Forgiveness of notes payable	$-	$-
Conversion of notes payable and accrued interest to stock	$-	$-
Financed portion of insurance notes	$-	$-
Interest expense converted to common stock	$-	$-
Customer advance reclassed to related party notes and advances	$-	$-
Stockholder advance conversion	$-	$-

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

Reclassification

In the condensed consolidated statements of changes in stockholders’ deficit for the three months ended September 30, 2021, the June 30, 2021 balances for additional paid-in capital and accumulated deficit were each adjusted by $134,477. This was done to correct an error in the amount of stock compensation recognized during the three months ended June 30, 2021 and allowed the Company to properly reflect stock-based compensation for the three and nine months ended September 30, 2021.

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

Finished product costs amounted to approximately $49,000 and $52,000 at September 30, 2021 and December 31, 2020, respectively, and includes required blending costs to bring our products to their finished state.

Accounts Receivable

Account receivables represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed, and the account is deemed uncollectible. Management has provided allowances for doubtful accounts of $631 as of September 30, 2021 and December 31, 2020.

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

The Company has determined its intellectual property to have a finite life of 12 years. Amortization expense for the three months ended September 30, 2021 and 2020 was $3,125 and $3,125, respectively, and $9,375 and $9,375 for the nine months ended September 30, 2021 and 2020, respectively.

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

The Company may from time to time enter into contracts to sell exclusive distributorship rights to certain markets for a fee. The contracts typically contain a term of market exclusivity as well as other performance obligations. The Company has determined the performance obligations on these types of contracts are satisfied evenly over the term of the contract and recognizes revenue evenly over the term of the contract. For such contracts that were classified as deferred revenue at the beginning of 2021 and 2020, the Company recognized revenue of $2,083 and $6,250 for the three and nine months ended September 30, 2021 and 2020, respectively. The remaining performance obligations on these contracts as of September 30, 2021 is $2,778 and is included in deferred revenue on the Company’s condensed consolidated balance sheets. These amounts are expected to be ratably recognized as revenue over the remaining term of the contracts.

In the following table, revenues have been disaggregated for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)

Revenues - domestic	$15,241	$31,519	$33,905	$76,431
Revenues - foreign	-	-	-	-

Total revenues	$15,241	$31,519	$33,905	$76,431

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2021 and 2020, the Company incurred recurring net losses of $934,749 and $844,600, respectively. Further, most of the Company’s notes payable are overdue and payment may be demanded at any time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2021	2020
	(unaudited)

Furniture and fixtures	$30,909	$30,909
Equipment	239,414	239,414
	270,323	270,323
Less: accumulated depreciation	269,158	269,002

Total property and equipment, net	$1,165	$1,321

Depreciation expense for the three months ended September 30, 2021 and 2020 was $52 and $60, respectively, and $156 and $180 for the nine months ended September 30, 2021 and 2020, respectively.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)

Net loss	$(468,927)	$(257,819)	$(934,749)	$(844,600)

Weighted average common shares outstanding:
Basic and diluted	36,380,690	36,380,690	36,380,690	36,380,690

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

For the nine months ended September 30, 2021 and 2020, 4,940,000 and 4,453,000 stock warrants, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

For the nine months ended September 30, 2021 and 2020, 1,235,070 and 1,133,388 stock options were excluded from diluted earnings per share because they are considered anti-dilutive.

Further, the calculation of diluted weighted-average shares outstanding for the three and nine months ended September 30, 2021 and 2020 exclude potential shares related to the outstanding convertible notes payable, which if converted, would be anti-dilutive and would have a significant impact on the total number of shares outstanding, once exercised.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the three and nine months ended September 30, 2021 and 2020, no equity activity occurred.

NOTE 5 – STOCK WARRANTS AND OPTIONS

Stock Warrants

On July 3, 2021, and effective retroactively to May 17, 2021, the Board of Directors authorized and approved the extension of the expiration dates of 2,050,000 warrants exercisable at $0.60 per share that expired on May 17, 2021 to December 31, 2026.

On July 3, 2021, the Board of Directors authorized and approved the extension of the expiration dates of 1,290,000 warrants exercisable at 0.60 per share that expired on August 9, 2021 to December 31, 2026. An additional l,250,000 warrants expired on August 9, 2021 that were not extended.

On July 3, 2021, the Board of Directors authorized and approved the extension of the expiration dates of 100,000 warrants exercisable at $0.75 per share that expired on September 9, 2021 to December 31, 2026.

On July 3, 2021, the Board of Directors authorized and approved the extension of the expiration dates of 750,000 warrants exercisable at $0.30 per share due to expire on November 8, 2021 to December 31, 2026.

On July 3, 2021, the Board of Directors also granted 250,000 warrants to each of the three directors that have an exercise price of $0.30 per share and expire on December 31, 2026.

During the three and nine months ended September 30, 2020, no warrants were issued or exercised, and 533,334 warrants expired.

Warrants outstanding and exercisable as September 30, 2021 were:

		Weighted
		Average	Exercisable
Exercise	Number of	Remaining	Number of
Price	Warrants	Life in Years	Warrants

$0.60	3,340,000	5.3	3,340,000
$0.75	100,000	5.3	100,000
$0.50	-	0.0	-
$0.30	1,500,000	5.3	1,500,000

	4,940,000		4,940,000

The following assumptions were used to value the stock warrant grants for nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2021	2020
Expected volatility	248.01%	0.00%
Expected dividend yield	-	-
Risk-free interest rates	0.86%	0.00%
Expected term (in years)	5.0	-

The computation of expected volatility during the nine months ended September 30, 2021 was based on historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

During the three months ended September 30, 2021, $147,177 was recognized as stock-based compensation associated with the extension of expired warrants and the issuance of new warrants. During the nine months ended September 30, 2021, $154,073 was recognized as stock-based compensation associated with the issuance and extension of expired warrants.

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

On July 3, 2021, the Board of Directors authorized and approved the extension of the expiration dates of 141,667 options exercisable at $0.60 per share that expired on August 9, 2021 for an additional term of five years, and authorized and approved the extension of 165,010 options exercisable at $0.30 per share that expired on August 2, 2021 for an additional term of five years. In addition, on July 3, 2021, the Board also granted a total of 247,516 options to employees that have an exercise price of $0.20 per share and expire five years thereafter, On July 21, 2021, the Board of Directors also authorized and approved the extension of 150,000 options exercisable at $0.30 per share due to expire on September 21, 2021 for an additional term of five years.

A summary of the activity of the Company’s stock options for the nine months ended September 30, 2021 is presented below:

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of December 31, 2020	$0.36	1,133,388		$-	$-
Expired	0.41	(602,511)		0.21
Granted	0.33	704,193		0.07
Exercised	-	-		-
Forfeited	-	-		-

Balance as of September 30, 2021	$0.32	1,235,070	3.56	$0.09	$-

Vested and exercisable as of September 30, 2021	$0.32	1,235,070	3.56	$0.09	$-

The following assumptions were used to value the stock option grants for nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2021	2020

Expected volatility	247.84%	0.00%
Expected dividend yield	-	-
Risk-free interest rates	0.83%	0.00%
Expected term (in years)	5.0	-

The computation of expected volatility during the nine months ended September 30, 2021 was based on historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

During the three and nine months ended September 30, 2021, $48,743 was recognized as stock-based compensation associated with the extension of expired options and the issuance of new options. No stock-based compensation was recognized during the three and nine months ended September 30, 2020.

NOTE 6 – INCOME TAXES

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2021, the Company’s net deferred tax asset is fully valued.

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

During the nine months ended September 30, 2021, a shareholder/director advanced $285,000 to the Company for working capital requirements. The Company expects amounts advanced will be either (i) applied against a stock subscription to be issued at a future date or (ii) repaid at a future date as the parties shall determine. Until otherwise agreed, such amounts advanced have been recorded as an additional payable bearing no interest.

The Company determined it is not practicable to estimate the fair value of outstanding debt as of September 30, 2021 and December 31, 2020, as the outstanding debt is private, there is no clarity as to when interest payments or principal payments will ultimately be made (or be called by the debt holders), and the Company lacks the internal expertise to calculate fair value of these debt instruments and would incur excessive costs to obtain a third-party valuation.

Other related party transactions

As of September 30, 2021, and December 31, 2020, the Company owed approximately $4.7 and $4.5 million, respectively, to its chief executive officer and other employees of the Company. The CEO and employees agreed to salary deferrals pending available resources to make such payments.

One of the Company’s shareholders owns 100% of BATL Trading, Inc., which is a distributor of EnerBurn. There was no activity during the three and nine months ended September 30, 2021 and 2020.

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

Rent expense for the three months ended September 30, 2021 and 2020 totaled $19,044 and $13,707, respectively and $47,948 and $42,271 for the nine months ended September 30, 2021 and 2020, respectively.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 was issued to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for all entities, including adoption in an interim period. The Company has adopted ASU 2021-04 early to address the extension of expiration dates on certain stock warrants as discussed in footnote 5.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 11 – SUBSEQUENT EVENTS

There have been no material subsequent events after the close of the quarter ended September 30, 2021.

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

Results of Operations

Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020

Revenues

We recognized revenues of $15,241 for the three months ended September 30, 2021, compared to revenues of $31,519 for the three months ended September 30, 2020, a decrease of $16,278. As testing is either underway or completed with several potential new customer supply contracts on which negotiations are near completion, it is expected revenue should show increases during the remainder of 2021 and into 2022, if the COVID-19 shutdowns and restrictions are not reinstated.

During the three months ended September 30, 2021, sales delays have occurred due to delays in the completion of important product testing projects, a lack of new customers and the COVID-19 shutdown and restrictions. As businesses begin to reopen following the COVID-19 shutdown, we expect to see progress in ongoing testing, which is either underway or completed, with several potential new customers and in new areas with existing customers. Based on the value of two pending new customer supply contracts on which negotiations are near completion, it is expected that sales should show increases during the remainder of 2021 and into 2022.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $13,164, or 86.4% of revenue, for the three months ended September 30, 2021, compared to $27,432, or 87.0% of revenue, for the three months ended September 30, 2020. We feel confident that there will be an increase in gross profits as the year proceeds and into next year, as several recently completed successful tests have reached the negotiation stage and our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $2,077 for the three months ended September 30, 2021 which represented 13.6% of revenue compared to $4,087 for the three months ended September 30, 2020, which represented 13.0% of revenue.

Costs and Expenses

Operating expenses were $412,108 for the three months ended September 30, 2021 as compared to $221,115 for the three months ended September 30, 2020, an increase of $190,993. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, amortization expense and other general and administrative expenses. During the three months ended September 30, 2021, we recognized $195,920 of stock-based compensation for the extension of expiration dates and the issuance of new stock warrants and stock options.

Net Loss

We reported a net loss of $468,927 for the three months ended September 30, 2021 as compared to a net loss of $257,819 for the three months ended September 30, 2020, an increase of $211,108. The expectation is that sales will increase for the remainder of 2021 and into 2022 due to the end of COVID-19 shutdowns, the success of certain completed testing and negotiations for and with new customers.

Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020

Revenues

We recognized revenues of $33,905 for the nine months ended September 30, 2021, compared to revenues of $76,431 for the nine months ended September 30, 2020, a decrease of $42,526. As testing is either underway or completed with several potential new customer supply contracts on which negotiations are near completion, it is expected revenue should show increases during the remainder of 2021 and into 2022, if the COVID-19 shutdowns and restrictions are not reinstated.

During the nine months ended September 30, 2021, sales delays have occurred due to delays in the completion of important product testing projects, a lack of new customers and the COVID-19 shutdown and restrictions. As businesses begin to reopen following the COVID-19 shutdown, we expect to see progress in ongoing testing, which is either underway or completed, with several potential new customers and in new areas with existing customers. Based on the value of two pending new customer supply contracts on which negotiations are near completion, it is expected that sales should show increases during the remainder of 2021 and into 2022.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $29,364, or 86.6% of revenue, for the nine months ended September 30, 2021, compared to $62,583, or 81.9% of revenue, for the nine months ended September 30, 2020. We feel confident that there will be an increase in gross profits as the year proceeds, as several recently completed successful tests have reached the negotiation stage and our manufacturing proficiency continues to improve for our core products.

Cost of goods sold was $4,541 for the nine months ended September 30, 2021 which represented 13.4% of revenue compared to $13,848 for the nine months ended September 30, 2020, which represented 18.1% of revenue.

Costs and Expenses

Operating expenses were $908,542 for the nine months ended September 30, 2021 as compared to $720,167 for the nine months ended September 30, 2020, an increase of $188,375. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, amortization expense and other general and administrative expenses. During the nine months ended September 30, 2021, we recognized $202,816 of stock-based compensation for the extension of expiration dates and the issuance of new stock warrants and stock options.

Net Loss

We reported a net loss of $934,749 for the nine months ended September 30, 2021 as compared to a net loss of $844,600 for the nine months ended September 30, 2020, an increase of $90,149. The expectation is that sales will increase for the remainder of 2021 and into 2022 due to the end of COVID-19 shutdowns, the success of certain completed testing and negotiations for and with new customers.

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

The majority of our marketing effort since 2005 has been directed at targeting and gaining a foothold in one of several major target areas, including the inland marine diesel market, trucking, heavy construction and mining. Management concedes that sales revenues for 2020 and prior years, and the first nine months of 2021, have been considerably less than earlier anticipated. One of the issues we have faced in recent years has been the very long timeline from initial contact to contract signing subsequent to completion of an evaluation. Although we believe that many times in the past, we have proven the benefits of EnerBurn, various evaluating companies have opted not to move forward for a variety of reasons which we believe were beyond our control.

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

Liquidity and Capital Resources

On September 30, 2021 we had a working capital deficit of $10,471,472 and a stockholders’ deficit of $10,317,158 compared to a working capital deficit of $9,675,970 and a stockholders’ deficit of $9,585,225 on December 31, 2020. Our continuing deficit levels are primarily due to poor sales. On September 30, 2021, we had $9,158 in cash, total assets of $283,163 and total liabilities of $10,600,321, compared to $86,820 in cash, total assets of $374,970 and total liabilities of $9,960,195 on December 31, 2020.

Net cash used in operating activities was $448,095 for the nine months ended September 30, 2021 compared to net cash used in operating activities of $485,099 for the nine months ended September 30, 2020, a decrease of $37,004. The decrease was primarily due to the timing of payments of accounts payable during the nine months ended September 30, 2021.

Cash used in investing activities was $0 for the nine months ended September 30, 2021 and 2020.

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. Cash provided by financing activities was $370,433 for the nine months ended September 30, 2021, primarily resulting from a PPP Small Business loan in the amount of $73,100 and $285,000 from related party notes and advances. This is compared to cash provided by financing activities of $477,077 during the nine months ended September 30, 2020, primarily resulting from a PPP Small Business loan in the amount of $73,100 and $400,000 from related party notes and advances.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues, we will require additional investment to satisfy our contemplated cash requirements for the next 12 months. No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated. This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy. Management expect that sales should show increases during the remainder of 2021 and into 2022. No assurances can be made that we will be able to obtain required financing on terms acceptable to us or at all. Our contemplated cash requirements in 2021 and beyond will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. Such loans and advances from related parties total $3,342,500 and $3,057,500 on September 30, 2021 and December 31, 2020, respectively. Many of these remaining loans are past due and certain others are due on demand. The Company does not expect any of such related parties to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such related parties demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as a result of material weaknesses in our disclosure controls and internal control over financial reporting. The ineffectiveness was due to the following material weaknesses which are indicative of many small companies: (i) all accounting functions are performed by limited accounting personnel; (ii) lack of formalized controls in the financial close process; and (iii) review of monthly, quarterly and yearly consolidated financial statements was not performed at a sufficient level of precision and specificity in order to detect material errors in the financial statements.

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

ENERTECK CORPORATION
(Registrant)

Dated: November 15, 2021	By:	/s/ Gary B. Aman
Gary B. Aman,
President and Acting Chief Executive Officer
(Principal Executive Officer)

Dated: November 15, 2021	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)

