Form 10-Q
period 2022-06-30
ENERTECK CORP
filed 2022-08-12
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 36,380,690 outstanding as of August 12, 2022.

ENERTECK CORPORATION

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$37,737	$23,625
Inventory	186,715	79,697
Accounts receivable	7,539	-
Prepaid expenses	50,279	14,721
Total current assets	282,270	118,043

Inventory, net of current portion	37,524	37,524

Intangible assets, net of accumulated amortization of $43,750 and $37,500, respectively	106,250	112,500

Property and equipment, net of accumulated depreciation of $269,242 and $269,210, respectively	1,081	1,113

TOTAL ASSETS	$427,125	$269,180

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$258,932	$209,452
Customer advances	50,900	50,900
Related party notes and advances	3,892,500	3,492,500
Accrued compensation	4,856,337	4,748,687
Accrued interest	2,244,338	2,099,926
Accrued liabilities	275,766	253,007
Deferred revenue	-	695
Total liabilities	11,578,773	10,855,167

Commitments and contingencies (Note 8)

Stockholders' deficit
Preferred stock, $0.001 par value, authorized 10,000,000 shares, none issued and outstanding at June 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value, authorized 100,000,000 shares, 36,380,690 issued and outstanding at June 30, 2022 and December 31, 2021	36,381	36,381
Additional paid-in capital	29,495,837	29,495,837
Accumulated deficit	(40,683,866)	(40,118,205)
Total stockholders' deficit	(11,151,648)	(10,585,987)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$427,125	$269,180

The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)

Revenues	$44,889	$13,083	$76,060	$18,664
Cost of goods sold	11,161	1,735	21,278	2,464
Gross profit	33,728	11,348	54,782	16,200

General and administrative expenses
Wages	133,968	126,087	268,008	260,116
Depreciation and amortization	3,141	3,229	6,282	6,354
Stock-based compensation	-	141,373	-	141,373
Other selling, general and administrative	91,142	116,608	203,262	223,068
Total expenses	228,251	387,297	477,552	630,911

Operating loss	(194,523)	(375,949)	(422,770)	(614,711)

Other income (expense)
Interest income	1	1	2	2
Other income	-	-	2,372	389
Interest expense	(73,899)	(67,342)	(145,265)	(132,179)
Gain on forgiveness of debt	-	146,200	-	146,200
Net loss	$(268,421)	$(297,090)	$(565,661)	$(600,299)

Loss per common share
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic and diluted	36,380,690	36,380,690	36,380,690	36,380,690

The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Six Months Ended June 30, 2021	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2020	36,380,690	$36,381	$29,293,021	$(38,914,627)	$(9,585,225)

Stock-based compensation	-	-	141,373	-	141,373

Net loss	-	-	-	(600,299)	(600,299)

Balances at June 30, 2021	36,380,690	$36,381	$29,434,394	$(39,514,926)	$(10,044,151)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Six Months Ended June 30, 2022	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2021	36,380,690	$36,381	$29,495,837	$(40,118,205)	$(10,585,987)

Net loss	-	-	-	(565,661)	(565,661)

Balances at June 30, 2022	36,380,690	$36,381	$29,495,837	$(40,683,866)	$(11,151,648)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended June 30, 2021	Shares	Amount	Capital	Deficit	Deficit

Balances at March 31, 2021	36,380,690	$36,381	$29,293,021	$(39,217,836)	$(9,888,434)

Stock-based compensation	-	-	141,373	-	141,373

Net loss	-	-	-	(297,090)	(297,090)

Balances at June 30, 2021	36,380,690	$36,381	$29,434,394	$(39,514,926)	$(10,044,151)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended June 30, 2022	Shares	Amount	Capital	Deficit	Deficit

Balances at March 31, 2022	36,380,690	$36,381	$29,495,837	$(40,415,445)	$(10,883,227)

Net loss	-	-	-	(268,421)	(268,421)

Balances at June 30, 2022	36,380,690	$36,381	$29,495,837	$(40,683,866)	$(11,151,648)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2022	2021
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(565,661)	$(600,299)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	6,282	6,354
Stock-based compensation	-	141,373
Gain on forgiveness of debt	-	(146,200)
Effects of changes in operating assets and liabilities:
Accounts receivable	(7,539)	19,515
Inventory	(107,018)	2,079
Prepaid expenses	(35,558)	(44,257)
Accounts payable	67,475	70,606
Accrued interest	144,412	132,129
Accrued compensation	107,650	107,650
Accrued liabilities	22,759	24,734
Deferred revenue	(695)	(4,167)
NET CASH USED IN OPERATING ACTIVITIES	(367,893)	(290,483)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on prepaid insurance financing	(17,995)	(28,867)
Proceeds from notes payable	-	73,100
Proceeds from related party notes and advances	400,000	225,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	382,005	269,233

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	14,112	(21,250)

CASH AND CASH EQUIVALENTS, beginning of period	23,625	86,820

CASH AND CASH EQUIVALENTS, end of period	$37,737	$65,570

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:
Income tax	$-	$-
Interest	$576	$50

Non-cash financing activities
Financed portion of prepaid insurance	$46,293	$62,850

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

Finished product costs amounted to approximately $81,000 and $89,000 at June 30, 2022 and December 31, 2021, respectively, and includes required blending costs to bring the Company’s products to their finished state.

Accounts Receivable

Account receivables represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed, and the account is deemed uncollectible. Management has provided allowances for doubtful accounts of $6,722 as of June 30, 2022 and December 31, 2021.

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

The Company has determined its intangible assets to have a finite life of 12 years. Amortization expense for the three months ended June 30, 2022 and 2021 was $3,125 and $3,125, respectively, and $6,250 and $6,250 for the six months ended June 30, 2022 and 2021, respectively.

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

The Company may from time to time enter into contracts to sell exclusive distributorship rights to certain markets for a fee. The contracts typically contain a term of market exclusivity as well as other performance obligations. The Company has determined the performance obligations on these types of contracts are satisfied evenly over the term of the contract and recognizes revenue evenly over the term of the contract. For such contracts that were classified as deferred revenue at the beginning of 2022 and 2021, the Company recognized revenue of $0 and $2,083 for the three months ended June 30, 2022 and 2021, respectively, and $695 and $4,167 for the six months ended June 30, 2022 and 2021, respectively. The remaining performance obligations on these contracts as of June 30, 2022 is $0.

In the following table, revenues have been disaggregated for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)

Revenues - domestic	$44,889	$13,083	$76,060	$18,664
Revenues - foreign	-	-	-	-

Total revenues	$44,889	$13,083	$76,060	$18,664

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2022 and 2021, the Company incurred recurring net losses of $565,661 and $600,299, respectively. Further, most of the Company’s notes payable are overdue and payment may be demanded at any time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Reclassifications

Certain amounts in the June 30, 2021 condensed consolidated statement of cash flow have been reclassified to conform to the classifications in the June 30, 2022 condensed consolidated statement of cash flow.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2022	2021
	(unaudited)

Furniture and fixtures	$30,909	$30,909
Equipment	239,414	239,414
	270,323	270,323
Less: accumulated depreciation	269,242	269,210

Total property and equipment, net	$1,081	$1,113

Depreciation expense for the three months ended June 30, 2022 and 2021 was $16 and $104, respectively, and $32 and $104 for the six months ended June 30, 2022 and 2021, respectively.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)

Net loss	$(268,421)	$(297,090)	$(565,661)	$(600,299)

Weighted average common shares outstanding:
Basic and diluted	36,380,690	36,380,690	36,380,690	36,380,690

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

For the six months ended June 30, 2022 and 2021, 4,940,000 and 4,440,000 stock warrants, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

For the six months ended June 30, 2022 and 2021, 1,235,070 and 1,133,388 stock options were excluded from diluted earnings per share because they are considered anti-dilutive.

Further, the calculation of diluted weighted-average shares outstanding for the six months ended June 30, 2022 and 2021 exclude potential shares related to the outstanding convertible notes payable, which if converted, would be anti-dilutive and would have a significant impact on the total number of shares outstanding, once exercised.

NOTE 4 – STOCKHOLDERS’ DEFICIT

During the three and six months ended June 30, 2022 and 2021, no equity activity occurred.

NOTE 5 – STOCK WARRANTS AND OPTIONS

Stock Warrants

No warrants were issued or exercised, nor were there any warrants that expired, during the three and six months ended June 30, 2022.

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

An unaudited summary of warrants outstanding and exercisable as of June 30, 2022 were:

		Weighted
		Average	Exercisable
Exercise	Number of	Remaining	Number of
Price	Warrants	Life in Years	Warrants

$0.60	3,340,000	4.5	3,340,000
$0.75	100,000	4.5	100,000
$0.30	1,500,000	4.5	1,500,000

	4,940,000		4,940,000

No stock-based compensation was recognized during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, $141,373 was recognized as stock-based compensation associated with the expiration extension of the 2,050,000 warrants.

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

An unaudited summary of the activity of the Company’s stock options for the six months ended June 30, 2022 is presented below:

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of December 31, 2021	$0.32	1,235,070		$-	$-
Expired	-	-		-
Granted	-	-		-
Exercised	-			-
Forfeited	-	-		-

Balance as of June 30, 2022	$0.32	1,235,070	2.81	$0.09	$-

Vested and exercisable as of June 30, 2022	$0.32	1,235,070	2.81	$0.09	$-

NOTE 6 – INCOME TAXES

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2022, the Company’s net deferred tax asset had a full valuation allowance against it.

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

During the six months ended June 30, 2022, a shareholder/director advanced $400,000 to the Company for working capital requirements. The Company expects amounts advanced will be either (i) applied against a stock subscription to be issued at a future date or (ii) repaid at a future date as the parties shall determine. Until otherwise agreed, such amounts advanced have been recorded as an additional payable bearing no interest.

The Company determined it is not practicable to estimate the fair value of outstanding debt as of June 30, 2022 and December 31, 2021, as the outstanding debt is private, there is no clarity as to when interest payments or principal payments will ultimately be made (or be called by the debt holders), and the Company lacks the internal expertise to calculate fair value of these debt instruments and would incur excessive costs to obtain a third-party valuation.

Other related party transactions

As of June 30, 2022, and December 31, 2021, the Company owed approximately $4.9 and $4.7 million, respectively, to its chief executive officer and other employees of the Company. The CEO and employees agreed to salary deferrals pending available resources to make such payments.

One of the Company’s shareholders owns 100% of BATL Trading, Inc., which is a distributor of EnerBurn. There were no transactions with them during the three and six months ended June 30, 2022 and 2021.

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

Rent expense for the three months ended June 30, 2022 and 2021 totaled $14,283 and $14,812, respectively, and $28,567 and $28,904 for the six months ended June 30, 2022 and 2021, respectively.

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

NOTE 10 – SUBSEQUENT EVENTS

In July 2022 the Company received an advance from a shareholder/director in the amount of $50,000.

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

Results of Operations

Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021

Revenues

We recognized revenues of $44,889 for the three months ended June 30, 2022, compared to revenues of $13,083 for the three months ended June 30, 2021, an increase of $31,806. Several trials and evaluations are currently underway in the U.S. and various other countries and it is expected revenue should show increases for the remainder of 2022.

During the three months ended June 30, 2022, the primary source of revenue was from the sale of EnerBurn to oilfield service, heavy construction and mining industries. Sales delays have occurred due to delays in the completion of important product testing projects, a lack of new customers and the COVID-19 shutdown and restrictions. As businesses fully reopen following the COVID-19 shutdown, we expect to see progress in ongoing trials and evaluations that are currently underway in the U.S. and various other countries.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $33,728, or 75.1% of revenue, for the three months ended June 30, 2022, compared to $11,348, or 86.7% of revenue, for the three months ended June 30, 2021. Although raw material costs have increased substantially, we feel confident that there will be an increase in gross profits for the remainder of 2022, as several trials and evaluations are currently underway in the U.S. and various other countries.

Cost of goods sold was $11,161 for the three months ended June 30, 2022 which represented 24.9% of revenue compared to $1,735 for the three months ended June 30, 2021, which represented 13.3% of revenue.

Costs and Expenses

Operating expenses were $228,251 for the three months ended June 30, 2022 as compared to $387,297 for the three months ended June 30, 2021, a decrease of $159,046. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, amortization expense and other general and administrative expenses. During the three months ended June 30, 2021, we recognized $141,373 of stock-based compensation for the extension of expiration dates for 2,050,000 stock warrants.

Net Loss

We reported a net loss of $268,421 for the three months ended June 30, 2022 as compared to a net loss of $297,090 for the three months ended June 30, 2021, a decrease of $28,669. The expectation is that sales will increase for the remainder of 2022 as several trials and evaluations are currently underway in the U.S. and various other countries.

Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021

Revenues

We recognized revenues of $76,060 for the six months ended June 30, 2022, compared to revenues of $18,664 for the six months ended June 30, 2021, an increase of $57,396. Several trials and evaluations are currently underway in the U.S. and various other countries and it is expected revenue should show increases for the remainder of 2022.

During the six months ended June 30, 2022, the primary source of revenue was from the sale of EnerBurn to oilfield service, heavy construction and mining industries. Sales delays have occurred due to delays in the completion of important product testing projects, a lack of new customers and the COVID-19 shutdown and restrictions. As businesses fully reopen following the COVID-19 shutdown, we expect to see progress in ongoing trials and evaluations that are currently underway in the U.S. and various other countries.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $54,782, or 72.0% of revenue, for the six months ended June 30, 2022, compared to $16,200, or 86.8% of revenue, for the six months ended June 30, 2021. Although raw material costs have increased substantially, we feel confident that there will be an increase in gross profits for the remainder of 2022, as several trials and evaluations are currently underway in the U.S. and various other countries.

Cost of goods sold was $21,278 for the six months ended June 30, 2022 which represented 28.0% of revenue compared to $2,464 for the six months ended June 30, 2021, which represented 13.2% of revenue.

Costs and Expenses

Operating expenses were $477,552 for the six months ended June 30, 2022 as compared to $630,911 for the six months ended June 30, 2021, a decrease of $153,359. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, amortization expense and other general and administrative expenses. During the six months ended June 30, 2021, we recognized $141,373 of stock-based compensation for the extension of expiration dates for 2,050,000 stock warrants.

Net Loss

We reported a net loss of $565,661 for the six months ended June 30, 2022 as compared to a net loss of $600,299 for the six months ended June 30, 2021, a decrease of $34,638. The expectation is that sales will increase for the remainder of 2022 as several trials and evaluations are currently underway in the U.S. and various other countries.

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

The majority of our marketing effort since 2005 has been directed at targeting and gaining a foothold in one of several major target areas, including the inland marine diesel market, trucking, heavy construction and mining. Management concedes that sales revenues for 2021 and prior years, and the first six months of 2022, have been considerably less than earlier anticipated. One of the issues we have faced in recent years has been the very long timeline from initial contact to contract signing subsequent to completion of an evaluation. Although we believe that many times in the past, we have proven the benefits of EnerBurn, various evaluating companies have opted not to move forward for a variety of reasons which we believe were beyond our control.

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

Additionally, we have contracted with outside sales representatives, both in the United States and in other parts of the world to act as distributors of our products. We currently have distribution agreements with Diesel-E Pty Ltd in Australia and with Green Group in South America. Diesel-E Pty Ltd completed its first EnerBurn evaluation with Robson Civil Projects Pty Limited of Australia and is currently working on multiple other opportunities leveraging on that successful trial. Green Group is currently running two evaluations in Peru, one for a mining railroad and another for a large mining conglomerate. We also have a representative working on mining evaluations in Mexico and expect that once the COVID-19 pandemic subsides, we will commence an evaluation at a large mine in Mexico. In the U.S. we have a representative working on a number of currently ongoing EnerBurn evaluations in the Midwest, two of which have been completed successfully and we have recently started to supply one of them with chemical. Two other evaluations recently started but were terminated due to the pandemic. We believe such will resume when it is safe to do so.

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

Liquidity and Capital Resources

On June 30, 2022 we had a working capital deficit of $11,296,503 and a stockholders’ deficit of $11,151,648 compared to a working capital deficit of $10,737,124 and a stockholders’ deficit of $10,585,987 on December 31, 2021. Our continuing deficit levels are primarily due to poor sales. On June 30, 2022, we had $37,737 in cash, total assets of $427,125 and total liabilities of $11,578,773, compared to $23,625 in cash, total assets of $269,180 and total liabilities of $10,855,167 on December 31, 2021.

Net cash used in operating activities was $367,893 for the six months ended June 30, 2022 compared to net cash used in operating activities of $290,483 for the six months ended June 30, 2021, an increase of $77,410. The increase was primarily due to an increase of inventory during the six months ended June 30, 2022.

Cash used in investing activities was $0 for the six months ended June 30, 2022 and 2021.

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. Cash provided by financing activities was $382,005 for the six months ended June 30, 2022, a result of funds received from related party notes and advances. This is compared to cash provided by financing activities of $269,233 during the six months ended June 30, 2021, primarily resulting from a PPP Small Business loan in the amount of $73,100 and $225,000 from related party notes and advances.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues, we will require additional investment to satisfy our contemplated cash requirements for the next 12 months. No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our costs and expenses over the next 12 months will be approximately $3.0 million. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated. This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy. Management expect that sales should show increases during the remainder of 2022. No assurances can be made that we will be able to obtain required financing on terms acceptable to us or at all. Our contemplated cash requirements in 2022 and beyond will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. Such loans and advances from related parties total $3,892,500 and $3,492,500 on June 30, 2022 and December 31, 2021, respectively. Many of these remaining loans are past due and certain others are due on demand. The Company does not expect any of such related parties to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such related parties demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

Inflation has not significantly impacted the Company’s operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as a result of material weaknesses in our disclosure controls and internal control over financial reporting. The ineffectiveness was due to the following material weaknesses which are indicative of many small companies: (i) all accounting functions are performed by limited accounting personnel; (ii) lack of formalized controls in the financial close process; and (iii) review of monthly, quarterly and yearly consolidated financial statements was not performed at a sufficient level of precision and specificity in order to detect material errors in the financial statements.

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

ENERTECK CORPORATION
(Registrant)

Dated: August 12, 2022	By:	/s/ Gary B. Aman
Gary B. Aman,
President and Acting Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2022	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)

