Form 10-K
period 2022-12-31
ENERTECK CORP
filed 2023-04-17
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (18,851,078) as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,130,000. The number of shares outstanding of the Common Stock ($.001 par value) of the registrant as of the close of business on April 17, 2023 was 36,380,690.

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

Business and Financial Risks

UNCERTAINTY IN THE GLOBAL ECONOMY IN GENERAL MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS AND FINANCIAL CONDITION THAT WE CURRENTLY CANNOT PREDICT. While we cannot predict global economic conditions, uncertainty about future economic conditions and future decline in consumer and business spending could negatively impact our business. For example, our suppliers and customers might experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing which could result in interruptions or delays in our suppliers’ or customers’ performance of any contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers.

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

OUR ABILITY TO CONTINUE AS A GOING CONCERN. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the years ended December 31, 2022 and 2021, the Company incurred recurring net losses of $1,202,348 and $1,203,578, respectively. In addition, at December 31, 2022, the Company has an accumulated deficit of $41,320,553. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenues and cash flow to meet its obligations on a timely basis. Management concedes that sales revenues for 2022 and 2021 and for years prior have been considerably less than earlier anticipated primarily due to circumstances which we are making a continued effort to correct. Management expects that construction, mining, railroad and trucking sales of our products will show significant increases in 2023 and thereafter over what has been generated in the past. Such increased sales are expected to start to materialize in 2023.

The Company has been able to generate working capital in the past through private placements and issuing promissory notes and believes that these avenues will remain available to the Company if additional financing is necessary. No assurance can be made that any of these efforts will be successful.

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, AND WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES AND OUR FINANCIAL RESULTS. For the years ended December 31, 2022 and 2021, we generated revenues of $100,302 and $67,068, respectively, and incurred net losses of $1,202,348 and $1,203,578, respectively. Continued failure to increase our revenues significantly will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to maintain its current improvement, or our operating expenses exceed our expectations, our operating results will suffer. If we are unable to sell our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis, new products from which we can derive additional revenues, our financial results will suffer.

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

RELATED PARTY NOTES AND ADVANCES PRESENT A SIGNIFICANT RISK. Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. As of December 31, 2022, such loans and advances from related parties total $4,112,500. All the remaining notes and advances are past due. Although the Company does not expect any of such lenders to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This presents a significant risk to the Company in that in the event any of such lenders demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

Risks Related To Our Common Stock

WE HAVE ISSUED A SUBSTANTIAL NUMBER OF WARRANTS TO PURCHASE OUR COMMON STOCK WHICH WILL RESULT IN SUBSTANTIAL DILUTION TO THE OWNERSHIP INTERESTS OF OUR EXISTING SHAREHOLDERS. As of December 31, 2022, we had 36,380,690 shares of common stock outstanding. Up to an additional 4,940,000 shares are issuable upon the exercise of the warrants currently outstanding and up to 1,235,070 shares are issuable upon exercise of options currently outstanding. The exercise of these warrants and options would substantially dilute the ownership interests of our existing shareholders. Further, the potential conversion of outstanding convertible notes payable would have a significant impact on the total number of shares outstanding if converted.

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

Except as required by the Federal Securities Law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-K or for any other reason.

Item 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Properties.

We do not own any real estate. We lease approximately 2,722 square feet of space for our executive offices at 10701 Corporate Drive, Suite No. 150, Stafford, Texas. Such lease, which commenced on February 1, 2001, had an original term of three years and has been extended to February 28, 2024. Rent expense for the years ended December 31, 2022 and 2021 totaled approximately $55,000 and $57,000, respectively. Management believes that the current facility is adequate for the foreseeable future.

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

Year ended December 31, 2021:	High	Low
Jan. 1, 2021 to March 31, 2021	$0.12	$0.02
April l, 2021 to June 30, 2021	$0.08	$0.06
July 1, 2021 to Sept. 30, 2021	$0.07	$0.05
Oct. 1, 2021 to Dec. 31, 2021	$0.09	$0.05

Year ended December 31, 2022:	High	Low
Jan. 1, 2022 to March 31, 2022	$0.07	$0.06
April l, 2022 to June 30, 2022	$0.07	$0.06
July 1, 2022 to Sept. 30, 2022	$0.08	$0.06
Oct. 1, 2022 to Dec. 31, 2022	$0.08	$0.05

Holders

As of December 31, 2022, there were approximately 941 stockholders of record of the Company’s Common Stock. This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

Recent Sales of Unregistered Securities

There were no sales or issuances of equity securities during the fiscal years ended December 31, 2022 and 2021.

Equity Compensation Plan Information

Information regarding equity compensations plans, as of December 31, 2022, is set forth in the table below:

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

Item 6. [Reserved]

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

Results of Operations

Revenues

We recognized revenues of $100,302 for the year ended December 31, 2022, compared to revenues of $67,068 for the year ended December 31, 2021, an increase of $33,234. Several trials and evaluations are currently underway in the U.S. and various other countries and it is expected revenue should show increases in 2023.

The primary source of revenue for the years ended December 31, 2022 and 2021 was from the sale of EnerBurn to oilfield service, heavy construction and mining industries. Sales delays have occurred due to delays in the completion of important product testing projects, a lack of new customers and the COVID-19 shutdown and restrictions. As businesses fully reopen following the COVID-19 shutdown, we expect to see progress in ongoing trials and evaluations that are currently underway in the U.S. and various other countries.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $35,959, or 35.9% of revenue, for the year ended December 31, 2022, compared to $57,081, or 85.1% of revenue, for the year ended December 31, 2021. Although raw material costs have increased substantially, we feel confident that there will be an increase in gross profits in 2023, as several trials and evaluations are currently underway in the U.S. and various other countries.

Cost of goods sold was $64,343 for the year ended December 31, 2022 which represented 64.1% of revenues compared to $9,987 for the year ended December 31, 2021 which represented 14.9% of revenues. We wrote off slow-moving inventory valued at $37,524 in 2022 which led to the increase in 2022 versus 2021.

Cost and Expenses

Operating expenses were $950,139 for the year ended December 31, 2022 as compared to $1,145,942 for the year ended December 31, 2021 a decrease of $195,803. Costs and expenses in both periods primarily consisted of payroll, professional fees, rent expense, amortization expense and other general and administrative expenses. During the year ended December 31, 2021, we recognized $202,816 of stock-based compensation for the extension of expiration dates and the issuance of new stock warrants and stock options.

Net Loss

We reported a net loss of $1,202,348 for the year ended December 31, 2022 compared to a net loss of $1,203,578 for the year ended December 31, 2021 , a decrease of $1,230. The expectation is that sales will increase in 2023 as several trials and evaluations are currently underway in the U.S. and various other countries.

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

The majority of our marketing effort since 2005 has been directed at targeting and gaining a foothold in one of several major target areas, including the inland marine diesel market, trucking, heavy construction and mining. Management concedes that sales revenues for 2022 and prior years have been considerably less than earlier anticipated. One of the issues we have faced in recent years has been the very long timeline from initial contact to contract signing subsequent to completion of an evaluation. Although we believe that many times in the past, we have proven the benefits of EnerBurn, various evaluating companies have opted not to move forward for a variety of reasons which we believe were beyond our control.

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

Since the latter part of 2022, we have been working on a research and development project to automate injection of Enerburn. In the past, we have found that the need to hand treat Enerburn at a customer site has been a hindrance to our ability to sell our products to potential customers. We believe this has prevented our success to spread our technology not only to existing customers to also to potential new customers. In this regard, we recently completed the design and the building of our first drum automatic system for use at one of our existing customer’s sites, which was installed at such customer’s site in Florida at the end of February 2023. If successful, we are encouraged that this will lead to additional customers in 2023 and the installation of such additional automatic injection systems. We have also recently been working with waste haulers on testing Enerburn to improve their DPF filter problems which, if successful, should lead to additional business opportunities.

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

Capital Resources

On December 31, 2022, we had working capital deficit of $11,894,608 and a stockholders’ deficit of $11,788,335 compared to working capital deficit of $10,737,124 and stockholders’ deficit of $10,585,987 on December 31, 2021. Our continuing deficit levels are primarily due to poor sales. On December 31, 2022, we had $1,035 in cash, total assets of $314,811 and total liabilities of $12,103,146, compared to $23,625 in cash, total assets of $269,180 and total liabilities of $10,855,167 on December 31, 2021.

Net cash used in operating activities was $589,379 for the year ended December 31, 2022 as compared to $505,974 for the year ended December 31, 2021, an increase of $83,405. The increase was primarily due to an increase of inventory during the year ended December 31, 2022.

Cash used in investing activities was $5,224 and $0 for the years ended December 31, 2022 and 2021, respectively.

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. Cash provided by financing activities was $572,013 for the year ended December 31, 2022, a result of funds received from related party notes and advances. This is compared to cash provided by financing activities of $442,779 for the year ended December 31, 2021, primarily resulting from a PPP Small Business loan in the amount of $73,100 and $435,000 from related party notes and advances.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues, we will require additional investment to satisfy our contemplated cash requirements for the next 12 months. No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our costs and expenses over the next 12 months will be approximately $1.0 million. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated. This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy. Management expects that sales should show increases in 2023. No assurances can be made that we will be able to obtain required financing on terms acceptable to us or at all. Our contemplated cash requirements in 2023 and beyond will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from third parties and promissory notes and advances from related parties. Such loans and advances from related parties total $4,112,500 and $3,492,500 on December 31, 2022 and 2021, respectively. Many of these remaining loans are past due and certain others are due on demand. The Company does not expect any of such related parties to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such related parties demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

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

While we have had some direct customers over the years, the principal method of selling our product EnerBurn is through the use of independent distributors, for both domestic and international markets. The transaction price for each sale is explicitly stated within the contract with a customer. We do not accept returns nor do we provide warranty on our product’s performance, as control of performance is based on the proper utilization by the final user. Normal payment terms for domestic sales to both customers and distributors shipping within the United States are net 30 days. All foreign shipments are cash in advance of shipment from our location. Our sole performance obligation to customers and distributors is the manufacturing and shipment of EnerBurn. Revenues from sales of our product are recognized at the point when a customer or distributor order has been completed and shipped. Sales of all product are f.o.b. shipping point. All sales contracts between the individual distributor and end customer are the responsibility of the individual distributor and the amount of mark up above the distributors’ wholesale price per unit is the purview of the distributor.

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

Financial instruments consist of cash and cash equivalents, trade receivable, trade payable and related party notes payable. With the exception of the related party notes payable, the carrying value of the financial instruments approximates fair value due to the short-term nature of these items. The carrying value of the related party notes payable may not represent the fair values of these financial instruments.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the years ended December 31, 2022 and 2021, the Company incurred recurring net losses of $1,202,348 and $1,203,578, respectively. Further, most of the Company’s notes payable are overdue and payment may be demanded at any time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2022. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies: (i) all accounting functions are performed by limited accounting personnel; (ii) lack of formalized controls in the financial close and revenue recognition processes; (iii) review of monthly, quarterly and yearly consolidated financial statements was not performed at a sufficient level of precision and specificity in order to detect material errors in the financial statements; and (iv) lack of formalized agreements maintained between parties during the normal course of business.

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

Material Weakness

In connection with our annual audit for the year ended December 31, 2022, management determined that controls as described above constitute material weaknesses in disclosure controls and internal control over financial reporting. As a result, it was determined that a control deficiency that constitutes a material weakness in the design and operation of our internal control over financial reporting was present. Management believes that these material weaknesses did not have an effect on our financial results. However, management believes that the lack of these items results in ineffective internal controls, which could result in a material misstatement in our financial statements in future periods. Due to our size and nature, segregation of duties within our internal control system may not always be possible or economically feasible. Likewise, we may not be able to engage sufficient resources to enable us to have adequate staff and supervision within our accounting function.

Remediation

During 2022, certain actions were taken to address certain aspects of the material weaknesses disclosed above. We intend to continue to actively plan for and implement control procedures to improve our overall control environment including but not limited to documenting necessary internal control policies and developing and delivering appropriate internal control training to our personnel. Due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, as well as our limited cash resources, no assurance can be given as to the timing of achievement of remediation.

Changes in Internal Control over Financial Reporting

There have been no material changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

 Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

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

Name	Age	Present Position and Offices	Has Served as Director Since

Gary B. Aman	75	President, Director and Acting Chief Executive Officer	March 2005

Jack D. Cowles	62	Director	March 2005

Thomas F. Donino	61	Chairman of the Board and Director	December 2005

Richard B. Dicks	75	Chief Financial Officer	-

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

Based solely on the Company’s review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the year ended December 31, 2022, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

Item 11. Executive Compensation.

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2022 and December 31, 2021, of those persons who were, (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Gary B. Aman,	2022	$200,000	$0	$0	$0	$0	$0	$0	$200,000
President and Acting Chief Executive Officer	2021	$200,000	$0	$0	$74,893	$0	$0	$0	$274,893

Richard B. Dicks	2022	$150,000	$0	$0	$0	$0	$0	$0	$150,000
Chief Financial Officer	2021	$150,000	$0	$0	$19,006	$0	$0	$0	$169,006

_____________

(1)

Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC 718 in connection with options and warrants granted as compensation.

Equity Awards

The following table provides certain information concerning equity awards held by the named executive officers as of December 31, 2022.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
Name	No. of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested(#)

Gary Aman	266,667	-0-	$0.35	7/19/2023	-0-	-0-
	66,666	-0-	$0.20	9/28/2023	-0-	-0-
	100,000	-0-	$0.20	7/3/2026	-0-	-0-
	66,666	-0-	$0.30	8/2/2026	-0-	-0-
	66,667	-0-	$0.60	8/9/2026	-0-	-0-
	250,000	-0-	$0.60	12/31/2026	-0-	-0-
	250,000	-0-	$0.30	12/31/2026	-0-	-0-
	250,000	-0-	$0.30	12/31/2026	-0-	-0-

Richard B. Dicks	64,200	-0-	$0.35	7/19/2023	-0-	-0-
	50,000	-0-	$0.20	9/28/2023	-0-	-0-
	75,000	-0-	$0.20	7/3/2026	-0-	-0-
	50,000	-0-	$0.30	8/2/2026	-0-	-0-
	50,000	-0-	$0.60	8/9/2026	-0-	-0-
	100,000	-0-	$0.60	12/31/2026	-0-	-0-

_____________

(1)

Represents options and warrants which have been issued as compensation. Does not include information with respect to warrants to acquire 100,000 shares granted to Mr. Aman in 2011 as and for additional consideration for previous loans made to the Company.

2003 Stock Option Plan

In September 2003, our shareholders approved an employee stock option plan (the “2003 Option Plan”) authorizing the issuance of options to purchase up to 1,000,000 shares of our common stock. In 2013, the number of shares reserved for issuance under the 2003 Option Plan was increased from 1,000,000 to 1,250,000 shares, and in 2018, the number of shares reserved for issuance under the 2003 Option Plan was increased from 1,250,000 to 1,750,000 shares. This plan is intended to give us greater ability to attract, retain, and motivate officers, key employees, directors and consultants; and is intended to provide us with the ability to provide incentives more directly linked to the success of our business and increases in shareholder value. As of December 31, 2022, there are outstanding options under the 2003 Option Plan to acquire up to 1,235,070 shares of our common stock at a weighted average exercise price of $0.32 per share. Such options expire at dates ranging from July 19, 2023 to September 21, 2026.

Other Options, Warrants or Rights

We have no other outstanding options or rights to purchase any of our securities. However, as of December 31, 2022, we do have outstanding warrants to purchase up to 4,940,000 shares of our common stock. In addition, we do have outstanding convertible notes which are convertible into shares of our common stock under certain conditions.

Employment Agreements - Executive Officers and Certain Significant Employees

As of December 31, 2022, none of our officers and key employees are bound by employment agreements.

We do not have any termination or change in control arrangements with any of our named executive officers.

Compensation of Directors

At the present time, directors receive no cash compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings.

The following table provides certain summary information concerning the compensation paid to the Company’s non-employee directors during fiscal 2022 for their services as such. All compensation paid to Mr. Aman is set forth in the Summary Compensation table above.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 17, 2023, certain information with regard to the beneficial ownership of the Company’s Common Stock by (i) each stockholder owning beneficially 5% or more of the Company’s Common Stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other executive officers, if any, of the Company whose total compensation was in excess of $100,000 (the “named executive officers”), and (iv) all executive officers and directors of the Company as a group:

	Amount and Nature
Name of Beneficial Owner	of Beneficial Ownership		Percent of Class(1)

Thomas F. Donino	19,499,562	(2)	49.5%
Gary B. Aman	2,086,666	(3)	5.5%
Jack D. Cowles	1,148,550	(4)	3.1%
Richard B. Dicks	389,200	(5)	1.1%
Estate of Dwaine Reese	3,565,000	(6)	9.8%
All Executive Officers and
Directors as a Group (4 persons)	23,123,978		55.1%

______

(1)

Applicable percentage ownership for each stockholder is based upon 36,380,690 shares of common stock outstanding as of March 31, 2022 plus any securities that the stockholder has the right to acquire pursuant to options, warrants, conversion privileges or other rights, except as otherwise reflected below.

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

During the year ended December 31, 2022, Mr. Donino advanced $620,000 to the Company for working capital requirements. The Company expects amounts advanced will be either (i) applied against a stock subscription to be issued at a future date or (ii) repaid at a future date as the parties shall determine. Until otherwise agreed, such amounts advanced have been recorded as an additional payable bearing no interest.

Other than the foregoing, since January 1, 2022, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by Weaver and Tidwell, L.L.P. (PCAOB ID 410), the principal accountants to the Company, for professional services rendered for the fiscal years ended December 31, 2022 and December 31, 2021:

Fee Category	2022 Fees	2021 Fees

Audit Fees	$85,490	$80,525
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$85,490	$80,525

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

(3) Exhibits

Incorporated by
Reference to

2.1	Share Exchange Agreement	Exhibit 2.1 (1)
2.2	Plan of Merger	Exhibit 2.2 (2)
2.3	Article of Merger (Delaware)	Exhibit 2.3 (2)
2.4	Articles of Merger (Washington)	Exhibit 2.4 (2)
3.1	Articles of Incorporation (July 8, 2003 filing date)	Exhibit 3.1 (2)
3.2	Bylaws	Exhibit 3.2 (2)
4.1	Specimen of Common Stock Certificate	Exhibit 4.1 (2)
4.2	Registrant’s 2003 Stock Option Plan	Exhibit 4.1 (3)
4.3	Registrant’s 2005 Stock Compensation Plan	Exhibit 99.1 (4)
4.4	Form of Common Stock Purchase Warrant granted to various persons at various times from August 2003 to date	Exhibit 4.4 (5)
4.5	Warrant to purchase 1,000,000 shares issued to BATL Bioenergy LLC	Exhibit 4.2 (6)
4.6	Description of Securities	Exhibit 4.6 (8)
10.1	Office Lease dated February 1, 2001	Exhibit 10.23 (2)
10.2	Twelfth Amendment to Lease Agreement	*
21.1	Subsidiaries of the Registrant	Exhibit 21.1 (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_______

* Filed herewith.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 23, 2003, and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2, File No. 333-108872, and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Schedule 14A filed on August 12, 2003, and incorporated by reference herein.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-1258814, and incorporated by reference herein.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, and incorporated by reference herein.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 12, 2005, and incorporated by reference herein.

(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and incorporated by reference herein.

(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and incorporated by reference herein.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERTECK CORPORATION (Registrant)

Dated: April 17, 2023	By:	/s/ Gary B. Aman
Gary B. Aman
President and Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gary B. Aman	President,	04/17/2023
Gary B. Aman	Acting Chief Executive
Officer and Director
(Principal Executive Officer)

/s/ Richard B. Dicks	Chief Financial Officer	04/17/2023
Richard B. Dicks	(Principal Financial Officer)

/s/ Thomas F. Donino	Chairman of the Board	04/17/2023
Thomas F. Donino	and Director

/s/ Jack D. Cowles	Director	04/17/2023
Jack D. Cowles

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Enerteck Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Enerteck Corporation and Subsidiary (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Intellectual property impairment assessment. Refer to Note 2 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company has recognized an intellectual property asset of $100,000 at December 31, 2022. The Company performs an impairment assessment when circumstances indicate that the carrying amount of the intellectual property may not be recoverable. If a triggering event is identified, the Company compares the carrying amount of the intellectual property to the estimated undiscounted future cash flows expected to result from the use of the intellectual property. If the carrying amount of the intellectual property exceeds the estimated undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the intellectual property to its estimated fair value.

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

Oklahoma City, Oklahoma

April 17, 2023

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

ASSETS

Current assets
Cash and cash equivalents	$1,035	$23,625
Inventory	185,316	79,697
Accounts receivable	6,950	-
Prepaid expenses	15,237	14,721
Total current assets	208,538	118,043

Inventory, net of current portion	-	37,524

Intangible assets, net of accumulated amortization of $50,000 and $37,500, respectively	100,000	112,500

Property and equipment, net of accumulated depreciation of $269,274 and $269,210, respectively	6,273	1,113

TOTAL ASSETS	$314,811	$269,180

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$276,876	$209,452
Customer advances	50,900	50,900
Related party notes and advances	4,112,500	3,492,500
Accrued compensation	4,963,987	4,748,687
Accrued interest	2,397,780	2,099,926
Accrued liabilities	301,103	253,007
Deferred revenue	-	695
Total liabilities	12,103,146	10,855,167

Commitments and contingencies (Note 10)

Stockholders' deficit
Preferred stock, $0.001 par value, authorized 10,000,000 shares, none issued and outstanding at December 31, 2022 and 2021	-	-
Common stock, $0.001 par value, authorized 100,000,000 shares, 36,380,690 issued and outstanding at December 31, 2022 and 2021	36,381	36,381
Additional paid-in capital	29,495,837	29,495,837
Accumulated deficit	(41,320,553)	(40,118,205)
Total stockholders' deficit	(11,788,335)	(10,585,987)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$314,811	$269,180

The accompanying notes are an integral part of these consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021

Revenues	$100,302	$67,068
Cost of goods sold	64,343	9,987
Gross profit	35,959	57,081

General and administrative expenses
Wages	535,342	533,386
Depreciation and amortization	12,564	12,708
Stock-based compensation	-	202,816
Other selling, general and administrative	402,233	397,032
Total expenses	950,139	1,145,942

Operating loss	(914,180)	(1,088,861)

Other income (expense)
Interest income	6	4
Other income	11,313	11,493
Interest expense	(299,487)	(272,414)
Gain on forgiveness of debt	-	146,200
Net loss	$(1,202,348)	$(1,203,578)

Loss per common share
Basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding
Basic and diluted	36,380,690	36,380,690

The accompanying notes are an integral part of these consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2020	36,380,690	$36,381	$29,293,021	$(38,914,627)	$(9,585,225)

Stock-based compensation	-	-	202,816	-	202,816

Net loss	-	-	-	(1,203,578)	(1,203,578)

Balances at December 31, 2021	36,380,690	$36,381	$29,495,837	$(40,118,205)	$(10,585,987)

Net loss	-	-	-	(1,202,348)	(1,202,348)

Balances at December 31, 2022	36,380,690	$36,381	$29,495,837	$(41,320,553)	$(11,788,335)

The accompanying notes are an integral part of these consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,202,348)	$(1,203,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,564	12,708
Stock-based compensation	-	202,816
Bad debt expense	-	6,091
Gain on forgiveness of debt	-	(146,200)
Effects of changes in operating assets and liabilities:
Accounts receivable	(6,950)	30,515
Inventory	(68,095)	(4,550)
Prepaid expenses	(516)	(2,169)
Accounts payable	115,411	59,297
Accrued interest	297,854	271,914
Accrued compensation	215,300	239,883
Accrued liabilities	48,096	35,632
Deferred revenue	(695)	(8,333)
NET CASH USED IN OPERATING ACTIVITIES	(589,379)	(505,974)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,224)	-
NET CASH USED IN INVESTING ACTIVITIES	(5,224)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on prepaid insurance financing	(47,987)	(65,321)
Proceeds from notes payable	-	73,100
Proceeds from related party notes and advances	620,000	435,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	572,013	442,779

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(22,590)	(63,195)

CASH AND CASH EQUIVALENTS, beginning of period	23,625	86,820

CASH AND CASH EQUIVALENTS, end of period	$1,035	$23,625

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:
Interest	$1,355	$500

Non-cash financing activities:
Financed portion of prepaid insurance	$46,293	$62,850

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation: The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include the accounts of EnerTeck Corporation and its wholly-owned subsidiary, EnerTeck Chemical Corp. All inter-company transactions and account balances have been eliminated upon consolidation.

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

Finished product costs amounted to approximately $79,000 and $89,000 at December 31, 2022 and 2021, respectively, and include required blending costs to bring the Company’s products to their finished state.

Accounts Receivable: Accounts receivable represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed, and the account is deemed uncollectible. Accounts receivable balances as of December 31, 2022, December 31, 2021 and January 1, 2021 are $6,950, $0 and $36,606, respectively. Management has provided allowances for doubtful accounts of $6,722, $6,722 and $631 as of December 31, 2022, December 31, 2021 and January 1, 2021, respectively.

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

Intangible Assets: The Company follows the provisions of FASB ASC 350, Goodwill and Other Intangible Assets. FASB ASC 350 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Specifically, FASB ASC 350 addresses how intangible assets that are acquired should be accounted for in consolidated financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the consolidated financial statements. The statement requires the Company to evaluate its intellectual property each reporting period to determine whether events and circumstances continue to support an indefinite life. In addition, the Company tests its intellectual property for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The statement requires intangible assets with finite lives to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value. No impairment was considered necessary during the years ended December 31, 2022 and 2021.

The Company has determined its intellectual property to have a finite life of 12 years. Amortization expense was $12,500 for the years ended December 31, 2022 and 2021.

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

While the Company has had some direct customers over the years, the principal method of selling the Company’s product EnerBurn is through the use of independent distributors, for both domestic and international markets. The transaction price for each sale is explicitly stated within the contract with a customer. The Company does not accept returns nor does it provide warranty on its product’s performance, as control of performance is based on the proper utilization by the final user. Normal payment terms for domestic sales to both customers and distributors shipping within the United States are net 30 days. All foreign shipments are cash in advance of shipment from the Company’s location. The Company’s sole performance obligation to customers and distributors is the manufacturing and shipment of EnerBurn. Revenues from sales of the Company’s product are recognized at the point when a customer or distributor order has been completed and shipped. Sales of all product are f.o.b. shipping point. All sales contracts between the individual distributor and end customer are the responsibility of the individual distributor and the amount of mark up above the distributors’ wholesale price per unit is the purview of the distributor.

The Company may from time to time enter into contracts to sell exclusive distributorship rights to certain markets for a fee. The contracts typically contain a term of market exclusivity as well as other performance obligations. The Company has determined the performance obligations on these types of contracts are satisfied evenly over the term of the contract and recognizes revenue evenly over the term of the contract. For such contracts that were classified as deferred revenue at the beginning of 2022 and 2021, the Company recognized revenue of $695 and $8,333 for the years ended December 31, 2022 and 2021. The remaining performance obligations on these contracts as of December 31, 2022 is $0.

In the following table, revenues have been disaggregated for the years indicated:

	Year Ended December 31,
	2022	2021

Revenues - domestic	$100,302	$67,068
Revenues - foreign	-	-

Total revenues	$100,302	$67,068

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

Sales Tax: The Company collects sales taxes assessed by governmental authorities imposed on certain sales to customers. Sales taxes collected are included in revenues; net amounts paid are reported as expenses in the consolidated statements of operations.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the years ended December 31, 2022 and 2021, the Company incurred recurring net losses of $1,202,348 and $1,203,578, respectively. Further, most of the Company’s notes payable are overdue and payment may be demanded at any time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2022 and 2021 property and equipment consisted of the following:

	December 31,
	2022	2021

Furniture and fixtures	$30,909	$30,909
Equipment	244,638	239,414
	275,547	270,323
Less: accumulated depreciation	269,274	269,210

Total property and equipment, net	$6,273	$1,113

Depreciation expense totaled $64 and $208 for the years ended December 31, 2022 and 2021, respectively.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2022 and 2021 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

Financial instruments consist of cash and cash equivalents, trade receivable, trade payable and related party notes payable. With the exception of the related party notes payable, the carrying value of the financial instruments approximates fair value due to the short-term nature of these items. The carrying value of the related party notes payable may not represent the fair values of these financial instruments.

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

The following table sets forth the computation of basic and diluted loss per share:

	Year Ended December 31,
	2022	2021

Net loss	$(1,202,348)	$(1,203,578)

Weighted average common shares outstanding:
Basic and diluted	36,380,690	36,380,690

Basic and diluted loss per share	$(0.03)	$(0.03)

For the years ended December 31, 2022 and 2021, 4,940,000 stock warrants were excluded from diluted earnings per share because they are considered anti-dilutive.

For the years ended December 31, 2022 and 2021, 1,235,070 stock options were excluded from diluted earnings per share because they are considered anti-dilutive.

Further, the calculation of diluted weighted-average shares outstanding for the years ended December 31, 2022 and 2021 exclude potential shares, related to the outstanding convertible notes payable, which if converted, would be anti-dilutive and would have a significant impact on the total number of shares outstanding, once exercised.

NOTE 6 - STOCKHOLDERS’ EQUITY

During the years ended December 31, 2022 and 2021 no equity activity occurred.

NOTE 7 - STOCK WARRANTS AND OPTIONS

Stock Warrants

No warrants were issued or exercised, nor were there any warrants that expired, during the year ended December 31, 2022.

On July 3, 2021, and effective retroactively to May 17, 2021, the Board of Directors authorized and approved the extension of the expiration dates of 2,050,000 warrants exercisable at $0.60 per share that expired on May 17, 2021 to December 31, 2026.

On July 3, 2021, the Board of Directors authorized and approved the extension of the expiration dates of 1,290,000 warrants exercisable at $0.60 per share that expired on August 9, 2021 to December 31, 2026. An additional 1,250,000 warrants expired on August 9, 2021 that were not extended.

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

A summary of warrants outstanding and exercisable as of December 31, 2022 were:

		Weighted
		Average	Exercisable
Exercise	Number of	Remaining	Number of
Price	Warrants	Life in Years	Warrants

$0.60	3,340,000	4.0	3,340,000
$0.75	100,000	4.0	100,000
$0.30	1,500,000	4.0	1,500,000

	4,940,000		4,940,000

The following assumptions were used to value the stock warrant grants for year ended December 31, 2021:

	Years Ended December 31,
	2022	2021

Expected volatility	-	248.01%
Expected dividend yield	-	-
Risk-free interest rates	-	0.86%
Expected term (in years)	-	5.0

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

During the year ended December 31, 2021, $154,073 was recognized as stock-based compensation associated with the issuance and extension of expired warrants. No stock-based compensation was recognized during the year ended December 31, 2022.

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

A summary of the activity of the Company’s stock options for the years ended December 31, 2022 and 2021 is presented below:

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of December 31, 2020	$0.36	1,133,388		$-	$-
Expired	0.41	(602,511)		0.21
Granted	0.33	704,193		0.07
Exercised	-	-		-
Forfeited	-	-		-

Balance as of December 31, 2021	$0.32	1,235,070		$-	$-
Expired	-	-		-
Granted	-	-		-
Exercised	-	-		-
Forfeited	-	-		-

Balance as of December 31, 2022	$0.32	1,235,070	2.31	$0.09	$-

Vested and exercisable as of December 31, 2022	$0.32	1,235,070	2.31	$0.09	$-

The following assumptions were used to value the stock option grants for nine months ended December 31, 2021:

	Years Ended December 31,
	2022	2021

Expected volatility	-	247.84%
Expected dividend yield	-	-
Risk-free interest rates	-	0.83%
Expected term (in years)	-	5.0

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

During the year ended December 31, 2021, $48,743 was recognized as stock-based compensation associated with the extension of expired options and the issuance of new options. No stock-based compensation was recognized during the year ended December 31, 2022.

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

EnerTeck has incurred net losses since the merger with Gold Bond and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative operating loss carry-forward is approximately $26,795,000 at December 31, 2022 and expires beginning in 2023.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. As of December 31, 2022, and 2021, the Company has recorded no unrecognized tax benefits or related penalty and interest. Additionally, the Company does not expect any unrecognized tax benefits to change significantly over the next twelve months.

A reconciliation of the expected U.S. income tax expense (benefit) to income taxes is as follows:

	Year Ended December 31,
	2022	2021

Expected tax expense (benefit) at U.S. statutory rate	$(252,000)	$(253,000)
Change in valuation allowance	780,000	249,000
Other	(528,000)	4,000
Total income tax expense/(benefit)	$-	$-

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

Components of deferred income taxes are as follows:

	December 31,
	2022	2021
Net operating loss carry forwards	$5,627,000	$5,420,000
Deferred compensation costs and other	1,546,000	973,000
Valuation allowance	(7,173,000)	(6,393,000)
Net deferred tax assets/(liabilities)	$-	$-

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

During the year ended December 31, 2022, a shareholder/director advanced $620,000 to the Company for working capital requirements. The Company expects amounts advanced will be either (i) applied against a stock subscription to be issued at a future date or (ii) repaid at a future date as the parties shall determine. Until otherwise agreed, such amounts advanced have been recorded as an additional payable bearing no interest.

The Company determined it is not practicable to estimate the fair value of outstanding debt as of December 31, 2022 and 2021, as the outstanding debt is private, there is no clarity as to when interest payments or principal payments will ultimately be made (or be called by the debt holders), and the Company lacks the internal expertise to calculate fair value of these debt instruments and would incur excessive costs to obtain a third-party valuation.

Other Related Party Transactions

As of December 31, 2022 and 2021, the Company owed approximately $5.0 million and $4.7 million, respectively, to its chief executive officer and other employees of the Company. The CEO and employees agreed to salary deferrals pending available resources to make such payments.

One of the Company’s shareholders owns 100% of BATL Trading, Inc., which is a distributor of EnerBurn. There was no activity during 2022 and 2021 between the Company and BATL or between the Company and the Shareholder.

During the years ended December 31, 2022 and 2021, the Company had sales to related parties of $0.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

In January 2023, the Company executed an additional one-year amendment to the lease for office space for the period March 1, 2023 through February 29, 2024. As permitted by ASC 842-20-25-2 the Company has elected to not record the short-term lease on the consolidated balance sheets.

Rent expense for the years ended December 31, 2022 and 2021 totaled $55,022 and $57,471, respectively, and is recorded within other selling, general and administrative expenses on the consolidated statements of operations.

Future minimum rentals due under non-cancelable operating leases are approximately as follow:

Year Ending December 31,
2023	$54,440
2024	9,073
2025	-
2026	-
2027	-
Thereafter	-

$63,513

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

For the year ended December 31, 2022, four distributors made up 92% of sales and represented 100% of total accounts receivable at December 31, 2022. For the year ended December 31, 2021, four distributors made up 98% of sales and represented 0% of total accounts receivable at December 31, 2021.

NOTE 12 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 13 - SUBSEQUENT EVENTS

During the first quarter of 2023 the Company received total advances from a shareholder/director in the amount of $205,000.

