Form 10-Q
period 2023-09-30
ENERTECK CORP
filed 2023-11-17
CIK 1128353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 36,380,690 outstanding as of November 17, 2023.

ENERTECK CORPORATION

EXPLANATORY NOTE: The financial statements included in this Report have not been reviewed by an independent public accountant as required by Regulation S-X. As a result, this Report is deficient. We undertake the responsibility to file an amended Form 10-Q for this period when the review is completed. Our failure to obtain the review of our interim unaudited financial statements required by Regulation S-X may result in changes to the financial statements when reviewed by an independent public accountant.

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$1,440	$1,035
Inventory	182,630	185,316
Accounts receivable	8,393	6,950
Prepaid expenses	31,123	15,237
Total current assets	223,586	208,538

Intangible assets, net of accumulated amortization of $59,375 and $50,000, respectively	90,625	100,000

Property and equipment, net of accumulated depreciation of $269,322 and $269,274, respectively	6,225	6,273

TOTAL ASSETS	$320,436	$314,811

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$320,229	$276,876
Customer advances	47,900	50,900
Related party notes and advances	4,472,500	4,112,500
Accrued compensation	5,157,814	4,963,987
Accrued interest	2,637,499	2,397,780
Accrued liabilities	344,055	301,103
Total liabilities	12,979,997	12,103,146

Commitments and contingencies (Note 8)

Stockholders' deficit
Preferred stock, $0.001 par value, authorized 10,000,000 shares, none issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value, authorized 100,000,000 shares, 36,380,690 issued and outstanding at September 30, 2023 and December 31, 2022	36,381	36,381
Additional paid-in capital	29,495,837	29,495,837
Accumulated deficit	(42,191,779)	(41,320,553)
Total stockholders' deficit	(12,659,561)	(11,788,335)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$320,436	$314,811

The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)

Revenues	$27,311	$24,031	$32,811	$100,091
Cost of goods sold	3,010	4,110	3,995	25,388
Gross profit	24,301	19,921	28,816	74,703

General and administrative expenses
Wages	132,093	133,942	400,099	401,950
Depreciation and amortization	3,141	3,141	9,423	9,423
Other selling, general and administrative	81,360	101,654	301,504	304,916
Total expenses	216,594	238,737	711,026	716,289

Operating loss	(192,293)	(218,816)	(682,210)	(641,586)

Other income (expense)
Interest income	4	2	11	4
Other income	52,746	3,948	51,705	6,320
Interest expense	(83,626)	(76,410)	(240,732)	(221,675)
Net loss	$(223,169)	$(291,276)	$(871,226)	$(856,937)

Loss per common share
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic and diluted	36,380,690	36,380,690	36,380,690	36,380,690

The accompanying notes are integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Nine Months Ended September 30, 2022	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2021	36,380,690	$36,381	$29,495,837	$(40,118,205)	$(10,585,987)

Net loss	-	-	-	(856,937)	(856,937)

Balances at September 30, 2022	36,380,690	$36,381	$29,495,837	$(40,975,142)	$(11,442,924)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Nine Months Ended September 30, 2023	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2022	36,380,690	$36,381	$29,495,837	$(41,320,553)	$(11,788,335)

Net loss	-	-	-	(871,226)	(871,226)

Balances at September 30, 2023	36,380,690	$36,381	$29,495,837	$(42,191,779)	$(12,659,561)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended September 30, 2022	Shares	Amount	Capital	Deficit	Deficit

Balances at June 30, 2022	36,380,690	$36,381	$29,495,837	$(40,683,866)	$(11,151,648)

Net loss	-	-	-	(291,276)	(291,276)

Balances at September 30, 2022	36,380,690	$36,381	$29,495,837	$(40,975,142)	$(11,442,924)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended September 30, 2023	Shares	Amount	Capital	Deficit	Deficit

Balances at June 30, 2023	36,380,690	$36,381	$29,495,837	$(41,968,610)	$(12,436,392)

Net loss	-	-	-	(223,169)	(223,169)

Balances at September 30, 2023	36,380,690	$36,381	$29,495,837	$(42,191,779)	$(12,659,561)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERTECK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2023	2022
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(871,226)	$(856,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,423	9,423
Effects of changes in operating assets and liabilities:
Accounts receivable	(1,443)	(23,001)
Inventory	2,686	(104,765)
Prepaid expenses	(15,886)	(17,190)
Customer advances	(3,000)	-
Accounts payable	79,473	90,516
Accrued interest	239,719	220,313
Accrued compensation	193,827	161,475
Accrued liabilities	42,952	38,823
Deferred revenue	-	(695)
NET CASH USED IN OPERATING ACTIVITIES	(323,475)	(482,038)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	(5,224)
NET CASH USED IN INVESTING ACTIVITIES	-	(5,224)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from financing prepaid insurance	-	-
Payments on prepaid insurance financing	(36,120)	(35,991)
Proceeds from notes payable	-	-
Proceeds from related party notes and advances	360,000	500,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	323,880	464,009

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	405	(23,253)

CASH AND CASH EQUIVALENTS, beginning of period	1,035	23,625

CASH AND CASH EQUIVALENTS, end of period	$1,440	$372

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:
Interest	$-	$1,085

Non-cash financing activities:
Financed portion of prepaid insurance	$51,571	$46,293

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

Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. The financial statements contained in this report are unaudited and have not been reviewed by an independent public accountant as required by Regulation S-X but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2022 as reported in the Form 10-K have been omitted.

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

Finished product costs amounted to approximately $77,000 and $79,000 at September 30, 2023 and December 31, 2022, respectively, and includes required blending costs to bring the Company’s products to their finished state.

Accounts Receivable and Expected Credit Losses

Account receivables represent uncollateralized obligations due from customers of the Company and are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Accounts are written off as bad debts when all collection efforts have failed, and the account is deemed uncollectible. Accounts receivable balances as of September 30, 2023, December 31, 2022 and January 1, 2022 are $8,393, $6,950 and $0, respectively.

The Company incorporated the measurement of expected credit losses on accounts receivable under the new methodology using a forward-looking approach that incorporates lifetime expected credit losses based on historical information, current conditions, and reasonable and supportable forecasts. The Company reviews customer accounts using various factors, including but not limited to the customer’s current financial condition, ability to pay and the volume and level of historical write-offs. Based on the Company’s review of these factors, management has provided allowances for doubtful accounts of $0, $6,722 and $6,722 as of September 30, 2023, December 31, 2022 and January 1, 2022, respectively.

Intangible Assets

The Company follows the provisions of FASB ASC 350, Goodwill and Other Intangible Assets. FASB ASC 350 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Specifically, FASB ASC 350 addresses how intangible assets that are acquired should be accounted for in consolidated financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the consolidated financial statements. The statement requires the Company to evaluate its intellectual property each reporting period to determine whether events and circumstances continue to support an indefinite life. In addition, the Company tests its intellectual property for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The statement requires intangible assets with finite lives to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value. No impairment expense was recorded for these assets at September 30, 2023 and 2022.

The Company has determined its intangible assets to have a finite life of 12 years. Amortization expense for the three months ended September 30, 2023 and 2022 was $3,125 and $3,125, respectively and $9,375 and $9,375 for the nine months ended September 30, 2023 and 2022, respectively.

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

The Company may from time to time enter into contracts to sell exclusive distributorship rights to certain markets for a fee. The contracts typically contain a term of market exclusivity as well as other performance obligations. The Company has determined the performance obligations on these types of contracts are satisfied evenly over the term of the contract and recognizes revenue evenly over the term of the contract. For such contracts that were classified as deferred revenue at the beginning of 2022, the Company recognized revenue of $0 for the three months ended September 30, 2022 and $695 for the nine months ended September 30, 2022. The remaining performance obligations on these contracts as of September 30, 2022 was $0. There were no such contracts entered into in 2023, consequently, revenue for the three and nine months ended September 30, 2023 was $0, nor were there any remaining performance obligations as of September 30, 2023.

In the following table, revenues have been disaggregated for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)

Revenues - domestic	$27,311	$24,031	$32,811	$100,091
Revenues - foreign	-	-	-	-

Total revenues	$27,311	$24,031	$32,811	$100,091

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended September 30, 2023 and 2022, the Company incurred recurring net losses of $223,169 and $291,276, respectively, and $871,226 and $856,937 during the nine months ended September 30, 2023 and 2022, respectively. Further, most of the Company’s notes payable are overdue and payment may be demanded at any time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company’s adoption of ASC 326 did not require prior-period adjustment, nor is there a material impact to current results.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2023	2022
	(unaudited)

Furniture and fixtures	$30,909	$30,909
Equipment	244,638	244,638
	275,547	275,547
Less: accumulated depreciation	269,322	269,274

Total property and equipment, net	$6,225	$6,273

Depreciation expense for the three months ended September 30, 2023 and 2022 was $16 and $16, respectively, and $48 and $48 for the nine months ended September 30, 2023 and 2022, respectively.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)

Net loss	$(223,169)	$(291,276)	$(871,226)	$(856,937)

Weighted average common shares outstanding:
Basic and diluted	36,380,690	36,380,690	36,380,690	36,380,690

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

For the three and nine months ended September 30, 2023 and 2022, 4,940,000 stock warrants were excluded from diluted earnings per share because they are considered anti-dilutive.

For the three and nine months ended September 30, 2023 and 2022, 704,193 and 1,235,070 stock options, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

Further, the calculation of diluted weighted-average shares outstanding for the nine months ended September 30, 2023 and 2022 exclude potential shares related to the outstanding convertible notes payable, which if converted, would be anti-dilutive and would have a significant impact on the total number of shares outstanding, once exercised.

NOTE 4 – STOCKHOLDERS’ DEFICIT

During the three and nine months ended September 30, 2023 and 2022, no equity activity occurred.

NOTE 5 – STOCK WARRANTS AND OPTIONS

Stock Warrants

No warrants were issued or exercised, nor were there any warrants that expired, during the three and nine months ended September 30, 2023 and 2022.

An unaudited summary of warrants outstanding and exercisable as of September 30, 2023 were:

		Weighted
		Average	Exercisable
Exercise	Number of	Remaining	Number of
Price	Warrants	Life in Years	Warrants

$0.60	3,340,000	3.3	3,340,000
$0.75	100,000	3.3	100,000
$0.30	1,500,000	3.3	1,500,000

	4,940,000		4,940,000

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

No options were issued or exercised, and 530,877 options expired during the three and nine months ended September 30, 2023. No options were issued or exercised, nor were there any options that expired, during the three and nine months ended September 30, 2022.

An unaudited summary of the activity of the Company’s stock options for the nine months ended September 30, 2023 is presented below:\

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of December 31, 2022	$0.32	1,235,070		$-	$-
Expired	0.30	(530,877)		0.11
Granted	-	-		-
Exercised	-	-		-
Forfeited	-	-		-

Balance as of September 30, 2023	$0.33	704,193	2.85	$0.07	$-

Vested and exercisable as of September 30, 2023	$0.33	704,193	2.85	$0.07	$-

NOTE 6 – INCOME TAXES

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company has historically incurred net losses and therefore has no tax liability or tax expense. At September 30, 2023, the Company’s net deferred tax asset had a full valuation allowance against it.

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

During the nine months ended September 30, 2023, a shareholder/director advanced $360,000 to the Company for working capital requirements. The Company expects amounts advanced will be either (i) applied against a stock subscription to be issued at a future date or (ii) repaid at a future date as the parties shall determine. Until otherwise agreed, such amounts advanced have been recorded as an additional payable bearing no interest.

The Company determined it is not practicable to estimate the fair value of outstanding debt as of September 30, 2023 and December 31, 2022, as the outstanding debt is private, there is no clarity as to when interest payments or principal payments will ultimately be made (or be called by the debt holders), and the Company lacks the internal expertise to calculate fair value of these debt instruments and would incur excessive costs to obtain a third-party valuation.

Other related party transactions

As of September 30, 2023, and December 31, 2022, the Company owed approximately $5.2 and $5.0 million, respectively, to its chief executive officer and other employees of the Company. The CEO and employees agreed to salary deferrals pending available resources to make such payments.

One of the Company’s shareholders owns 100% of BATL Trading, Inc., which is a distributor of EnerBurn. There was no activity between the Company and BATL or between the Company and the Shareholder during the three and nine months ended September 30, 2023 and 2022.

During the three and nine months ended September 30, 2023 and 2022, the Company had sales to related parties of $0 and $0, respectively.

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

Rent expense for the three months ended September 30, 2023 and 2022 totaled $14,284 and $14,284, respectively, and $42,984 and $42,851 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 9 -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 10 – SUBSEQUENT EVENTS

There have been no material subsequent events after the close of the quarter ended September 30, 2023.

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

Results of Operations

Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022

Revenues

We recognized revenues of $27,311 for the three months ended September 30, 2023, compared to revenues of $24,031 for the three months ended September 30, 2022, an increase of $3,280. Several trials and evaluations are currently underway in the U.S. and various other countries, and it is expected revenue should show increases for the remainder of 2023 and into 2024.

Sales delays have occurred due to delays in the completion of important product testing projects, a lack of new customers and the COVID-19 shutdown and restrictions. As businesses fully reopen following the COVID-19 shutdown, we expect to see progress in ongoing trials and evaluations that are currently underway in the U.S. and various other countries.

Gross Profit (Loss)

Gross profit, defined as revenues less cost of goods sold, was $24,301, or 89.0% of revenue, for the three months ended September 30, 2023, compared to $19,921, or 82.9% of revenue, for the three months ended September 30, 2022. Although raw material costs have increased substantially, we feel confident there will be an increase in gross profits as the year proceeds and into next year as several trials and evaluations are currently underway in the U.S. and various other countries.

Cost of goods sold was $3,010 for the three months ended September 30, 2023 which represented 11.0% of revenue compared to $4,110 for the three months ended September 30, 2022, which represented 17.1% of revenue.

General and Administrative Expenses

Operating expenses were $216,594 for the three months ended September 30, 2023 as compared to $238,737 for the three months ended September 30, 2022, a decrease of $22,143. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, amortization expense and other general and administrative expenses. The increase is primarily a result of audit fees.

Net Loss

We reported a net loss of $223,169 for the three months ended September 30, 2023 as compared to a net loss of $291,276 for the three months ended September 30, 2022, a decrease of $68,107. The expectation is that sales will increase for the remainder of 2023 and into 2024 as several trials and evaluations are currently underway in the U.S. and various other countries.

Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022

Revenues

We recognized revenues of $32,811 for the nine months ended September 30, 2023, compared to revenues of $100,091 for the nine months ended September 30, 2022, a decrease of $67,280. Several trials and evaluations are currently underway in the U.S. and various other countries, and it is expected revenue should show increases for the remainder of 2023 and into 2024.

Sales delays have occurred due to delays in the completion of important product testing projects, a lack of new customers and the COVID-19 shutdown and restrictions. As businesses fully reopen following the COVID-19 shutdown, we expect to see progress in ongoing trials and evaluations that are currently underway in the U.S. and various other countries.

Gross Profit (Loss)

Gross profit, defined as revenues less cost of goods sold, was $28,816, or 87.8% of revenue, for the nine months ended September 30, 2023, compared to $74,703, or 74.6% of revenue, for the nine months ended September 30, 2022. Although raw material costs have increased substantially, we feel confident there will be an increase in gross profits as the year proceeds and into next year as several trials and evaluations are currently underway in the U.S. and various other countries.

Cost of goods sold was $3,995 for the nine months ended September 30, 2023 which represented 12.2% of revenue compared to $25,388 for the nine months ended September 30, 2022, which represented 25.4% of revenue.

General and Administrative Expenses

Operating expenses were $711,026 for the nine months ended September 30, 2023 as compared to $716,289 for the nine months ended September 30, 2022, a decrease of $5,263. Costs and expenses in all periods primarily consisted of payroll, professional fees, rent expense, amortization expense and other general and administrative expenses. The increase is primarily a result of audit fees.

Net Loss

We reported a net loss of $871,226 for the nine months ended September 30, 2023 as compared to a net loss of $856,937 for the nine months ended September 30, 2022, an increase of $14,289. The expectation is that sales will increase for the remainder of 2023 and into 2024 as several trials and evaluations are currently underway in the U.S. and various other countries.

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

The majority of our marketing effort since 2005 has been directed at targeting and gaining a foothold in one of several major target areas, including the inland marine diesel market, trucking, heavy construction and mining. Management concedes that sales revenues for 2022 and prior years, and the first nine months of 2023, have been considerably less than earlier anticipated. One of the issues we have faced in recent years has been the very long timeline from initial contact to contract signing subsequent to completion of an evaluation. Although we believe that many times in the past, we have proven the benefits of EnerBurn, various evaluating companies have opted not to move forward for a variety of reasons which we believe were beyond our control.

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

Liquidity and Capital Resources

On September 30, 2023 we had a working capital deficit of $12,756,411 and a stockholders’ deficit of $12,659,561 compared to a working capital deficit of $11,894,608 and a stockholders’ deficit of $11,788,335 on December 31, 2022. Our continuing deficit levels are primarily due to poor sales. On September 30, 2023, we had $1,440 in cash, total assets of $320,436 and total liabilities of $12,979,997, compared to $1,035 in cash, total assets of $314,811 and total liabilities of $12,103,146 on December 31, 2022.

Net cash used in operating activities was $323,475 for the nine months ended September 30, 2023 compared to net cash used in operating activities of $482,038 for the nine months ended September 30, 2022, a decrease of $158,563. The decrease was primarily due to timing of accounts payable during the nine months ended September 30, 2023.

Cash used in investing activities was $0 and $5,224 for the nine months ended September 30, 2023 and 2022, respectively.

In the past, we have been able to finance our operations primarily from capital which has been raised. To date, sales have not been adequate to finance our operations without investment capital. Cash provided by financing activities was $323,880 for the nine months ended September 30, 2023, primarily a result of funds received from related party notes and advances. This is compared to cash provided by financing activities of $464,009 during the nine months ended September 30, 2022, primarily a result of funds received from related party notes and advances.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that in addition to our current cash and cash equivalents together with projected cash flows from operations and projected revenues, we will require additional investment to satisfy our contemplated cash requirements for the next 12 months. No assurance can be made that we will be able to obtain such investment on terms acceptable to us or at all. We anticipate that our costs and expenses over the next 12 months will be approximately $1.3 million. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenues and cash flow to meet our obligations on a timely basis. As mentioned above, management acknowledges that sales revenues have been considerably less than earlier anticipated. This was primarily due to a combination of circumstances which have been corrected or are in the process of being corrected and therefore should not reoccur in the future and the general state of the economy. Management expects that sales should show increases during the remainder of 2023 and into 2024. No assurances can be made that we will be able to obtain required financing on terms acceptable to us or at all. Our contemplated cash requirements in 2023 and beyond will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Due to our lack of meaningful revenues, we have been forced to finance our operations primarily from capital which has been raised from promissory notes and advances from related parties. Such loans and advances from related parties total $4,472,500 and $4,112,500 on September 30, 2023 and December 31, 2022, respectively. Many of these remaining loans are past due and certain others are due on demand. The Company does not expect any of such related parties to demand payment until the Company has adequate resources to pay back such loans and advances, there can be no assurance that such will be the case. This debt presents a significant risk to the Company in that in the event any of such related parties demand payment, the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

Inflation has not significantly impacted the Company’s operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as a result of material weaknesses in our disclosure controls and internal control over financial reporting. The ineffectiveness was due to the following material weaknesses which are indicative of many small companies: (i) all accounting functions are performed by limited accounting personnel; (ii) lack of formalized controls in the financial close and revenue recognition processes; and (iii) review of monthly, quarterly and yearly consolidated financial statements was not performed at a sufficient level of precision and specificity in order to detect material errors in the financial statements; and (iv) lack of formalized agreements maintained between parties during the normal course of business.

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

ENERTECK CORPORATION
(Registrant)

Dated: November 17, 2023	By:	/s/ Gary B. Aman
Gary B. Aman,
President and Acting Chief Executive Officer
(Principal Executive Officer)

Dated: November 17, 2023	By:	/s/ Richard B. Dicks
Richard B. Dicks,
Chief Financial Officer
(Principal Financial Officer)

